Form 10-Q
period 2014-06-30
TimkenSteel Corp
filed 2014-08-14
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-36313

TIMKENSTEEL CORPORATION (Exact name of registrant as specified in its charter)

Ohio	46-4024951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1835 Dueber Avenue, SW, Canton, OH	44706-2798
(Address of principal executive offices)	(Zip Code)
330.438.3000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒*
* The registrant became subject to such requirements on June 10, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Shares, without par value	45,385,291

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions, except per share data)
Net sales	$442.2	$354.1	$831.7	$700.4
Cost of products sold	369.5	291.5	685.5	583.1
Gross Profit	72.7	62.6	146.2	117.3

Selling, general and administrative expenses	26.1	23.7	50.4	46.1
Operating Income	46.6	38.9	95.8	71.2

Interest expense	(0.7)	—	(0.7)	—
Other (expense) income, net	(1.5)	(0.2)	0.1	(0.3)
Income Before Income Taxes	44.4	38.7	95.2	70.9
Provision for income taxes	15.8	13.4	32.9	24.6
Net Income	$28.6	$25.3	$62.3	$46.3

Per Share Data:
Basic earnings per share	$0.63	$0.55	$1.36	$1.01
Diluted earnings per share	$0.62	$0.55	$1.35	$1.00
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions)
Net Income	$28.6	$25.3	$62.3	$46.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.6	(0.3)	0.4	0.2
Pension and postretirement liability adjustment	2.9	—	2.9	—
Other comprehensive income (loss), net of tax	3.5	(0.3)	3.3	0.2
Comprehensive Income, net of tax	$32.1	$25.0	$65.6	$46.5
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$43.7	$—
Accounts receivable, net of allowances	178.4	122.7
2014 - $0.3 million; 2013 - $0.2 million
Accounts receivable due from related party	—	26.7
Inventories, net	238.8	227.0
Deferred income taxes	13.6	1.7
Deferred charges and prepaid expenses	0.4	0.8
Other current assets	3.4	4.2
Total Current Assets	478.3	383.1

Property, Plant and Equipment, Net	750.4	682.6

Other Assets
Pension assets	77.1	—
Intangible assets	10.7	11.2
Other non-current assets	2.6	1.9
Total Other Assets	90.4	13.1
Total Assets	$1,319.1	$1,078.8

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$132.6	$86.4
Accounts payable due to related party	—	17.7
Salaries, wages and benefits	34.5	37.6
Accrued pension and postretirement	18.1	—
Other current liabilities	16.2	13.2
Total Current Liabilities	201.4	154.9

Non-Current Liabilities
Long-term debt	130.2	30.2
Accrued pension and postretirement	95.5	—
Deferred income taxes	84.2	86.1
Other non-current liabilities	10.6	6.8
Total Non-Current Liabilities	320.5	123.1

Commitments and contingencies	—	—

Equity
Preferred shares, no par value; authorized 10.0 million shares, none issued	—	—
Common shares, no par value; authorized 200.0 million shares; issued 2014 - 45.4 million shares; 2013 - 0.0 shares	—	—
Additional paid-in capital	1,031.4	—
Net parent investment	—	801.2
Accumulated other comprehensive loss	(234.2)	(0.4)
Total Equity	797.2	800.8
Total Liabilities and Equity	$1,319.1	$1,078.8
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$62.3	$46.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.6	24.4
Loss on sale or disposal of assets	1.3	0.5
Deferred income taxes	(15.5)	—
Stock-based compensation expense	2.0	1.8
Pension and postretirement expense	3.7	—
Pension and postretirement contributions and payments	(14.8)	—
Changes in operating assets and liabilities:
Accounts receivable, including due from related party	(29.0)	(35.5)
Inventories	(11.8)	44.9
Accounts payable, including due to related party	28.5	7.5
Other accrued expenses	(1.6)	0.5
Other, net	2.8	1.2
Net Cash Provided by Operating Activities	55.5	91.6

Investing Activities
Capital expenditures	(65.6)	(80.1)
Proceeds from disposals of property, plant and equipment	—	0.1
Net Cash Used by Investing Activities	(65.6)	(80.0)

Financing Activities
Payment on long-term debt	(30.2)	—
Proceeds from issuance of debt	130.2	—
Dividend paid to The Timken Company	(50.0)	—
Net transfers from/(to) Parent and affiliates	3.8	(11.6)
Net Cash Provided (Used) by Financing Activities	53.8	(11.6)
Effect of exchange rate changes on cash	—	—
Increase (Decrease) In Cash and Cash Equivalents	43.7	—
Cash and cash equivalents at beginning of period	—	—
Cash and Cash Equivalents at End of Period	$43.7	$—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
(dollars in millions, except per share data)
Note 1 - Basis of Presentation
On June 30, 2014, TimkenSteel Corporation (TimkenSteel) became an independent company as a result of the distribution by The Timken Company (Timken) of 100 percent of the outstanding common shares of TimkenSteel to Timken shareholders (the spinoff). Each Timken shareholder of record as of the close of business on June 23, 2014 (the Record Date) received one TimkenSteel common share for every two Timken common shares held as of the Record Date. The spinoff was completed on June 30, 2014 and was structured to be tax-free to both Timken and TimkenSteel shareholders. Settlement of the transfer of assets and liabilities between Timken and TimkenSteel is expected to be finalized in the second half of 2014.
On July 1, 2014, TimkenSteel common shares began regular trading on the New York Stock Exchange under the ticker symbol “TMST”. Pursuant to the separation and distribution agreement with Timken, on June 30, 2014, TimkenSteel made a special cash dividend to Timken of $50.0 million.
TimkenSteel manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons. TimkenSteel’s portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing and precision steel components. In addition, TimkenSteel supplies machining and thermal treatment services and manages raw material recycling programs, which is done as a feeder system for TimkenSteel’s operations.
Prior to the spinoff on June 30, 2014, TimkenSteel operated as a reportable segment within Timken. The accompanying Unaudited Consolidated Financial Statements have been prepared from Timken’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Timken. Accordingly, Timken and its subsidiaries net investment in these operations (Parent Equity) is shown in lieu of stockholder’s equity in the Unaudited Consolidated Financial Statements. The Unaudited Consolidated Financial Statements include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. The historical results of operations, financial position, and cash flows of TimkenSteel presented in the Unaudited Consolidated Financial Statements may not be indicative of what they would have been had TimkenSteel actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of TimkenSteel’s future results of operations, financial position and cash flows.
The accompanying Unaudited Consolidated Financial Statements for TimkenSteel have been prepared for the six months ended June 30, 2014 and do not include all of the information and notes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s Audited Consolidated Financial Statements for the year ended December 31, 2013 and related included in its registration statement on Form 10, which the SEC declared effective on June 10, 2014.
Note 2 - Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for TimkenSteel in the first quarter of fiscal year 2017. Early adoption is not permitted. TimkenSteel is currently evaluating the impact of the adoption of this accounting standard update on its results of operations and financial condition.
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on TimkenSteel’s operations and financial results should be presented as discontinued operations. ASU

2014-08 also requires expanded disclosures about discontinued operations, including information about the assets, liabilities, income, and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not affect TimkenSteel’s Unaudited Consolidated Financial Statements because TimkenSteel did not have any discontinued operations.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new accounting rules were effective for annual and interim reporting periods beginning after December 15, 2013. Effective January 1, 2014, TimkenSteel adopted ASU 2013-11. The new accounting rules had no material impact on the results of operations and financial condition of TimkenSteel.
Note 3 - Inventories
The components of inventories, net as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Inventories, net:
Manufacturing supplies	$34.1	$32.8
Raw materials	45.8	42.9
Work in process	89.0	81.6
Finished products	72.6	71.6
Subtotal	241.5	228.9
Allowance for surplus and obsolete inventory	(2.7)	(1.9)
Total Inventories, net	$238.8	$227.0

Inventories are valued at the lower of cost or market, with approximately 65% valued by the last-in, first-out (LIFO) method and the remaining 35% valued by the first-in, first-out (FIFO) method. The majority of TimkenSteel’s domestic inventories are valued by the LIFO method. All of TimkenSteel’s manufacturing supplies inventory as well as its international (outside the United States) inventories are valued by the FIFO method.
An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.
The LIFO reserve, excluding the impact of full-cost inventory adjustments, at June 30, 2014 and December 31, 2013 was $82.6 million and $75.5 million, respectively. TimkenSteel expects to recognize additional LIFO expense of approximately $7 million in the second half of 2014. The expected increase in the LIFO reserve for the year ended December 31, 2014 reflects higher anticipated costs, particularly scrap steel costs. A 1.0% increase in costs would increase the current LIFO expense estimate for the year ended December 31, 2014 by approximately $2 million. A 1.0% increase in inventory quantities would have no effect on the current LIFO expense estimate for 2014.

Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Property, Plant and Equipment, net:
Land and buildings	$288.9	$250.3
Machinery and equipment	1,201.1	1,159.7
Construction-in-progress	256.4	220.0
Subtotal	1,746.4	1,630.0
Less allowances for depreciation	(996.0)	(947.4)
Property, Plant and Equipment, net	$750.4	$682.6

Total depreciation expense was $27.1 million and $23.9 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, property, plant and equipment, net included $18.8 million and $17.8 million, respectively, of capitalized software. Depreciation expense for capitalized software was approximately $1.4 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. In conjunction with the spinoff, property plant and equipment, including its related allowance for deprecation, was transferred from Timken to TimkenSteel in the second quarter of 2014.
TimkenSteel capitalized interest allocated from Timken related to construction projects of $5.7 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively.
Note 5 - Intangible Assets
The components of intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.8	$2.2	$4.6	$6.8	$2.0	$4.8
Technology use	9.0	3.8	5.2	9.0	3.5	5.5
Non-compete agreements	1.0	1.0	—	1.0	1.0	—
	16.8	7.0	9.8	16.8	6.5	10.3
Intangible Assets not Subject to Amortization:
Tradename	0.9	—	0.9	0.9	—	0.9
	0.9	—	0.9	0.9	—	0.9
Total Intangible Assets	$17.7	$7.0	$10.7	$17.7	$6.5	$11.2

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from five to 20 years. Amortization expense for intangible assets for the six months ended June 30, 2014 and 2013 was $0.5 million for each period.

Note 6 - Financing Arrangements
The components of long-term debt as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.08% as of June 30, 2014)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.08% as of June 30, 2014)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.08% as of June 30, 2014)	8.5	8.5
Revolving credit facility, due 2019 (LIBOR plus applicable spread)	100.0	—
Total Long-Term Debt	$130.2	$30.2

Credit Facility
On June 30, 2014, TimkenSteel entered into a credit facility with JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A. and HSBC Bank USA, National Association as Co-Documentation Agents and the other lenders and arrangers party thereto. The credit facility has a term of five years through June 30, 2019 and provides for a committed revolving credit line of up to $300.0 million. The credit facility includes an expansion option allowing TimkenSteel to request additional commitments of up to $150.0 million, in term loans or revolving credit commitments, subject to certain conditions and approvals as set forth in the credit agreement. The credit agreement provides a $50.0 million sublimit for multicurrency loans, a $50.0 million sublimit for letters of credit and a $30.0 million sublimit for swing line loans.
The credit facility may be used for working capital and asset renewal and acquisition and is secured by a first priority lien on substantially all of the assets of TimkenSteel and its subsidiaries.
TimkenSteel is required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in the credit agreement. As of June 30, 2014, TimkenSteel was in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The credit agreement also provides the lenders with the ability to reduce the credit line amount, even if TimkenSteel is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of TimkenSteel. The credit agreement contains a number of restrictions that limit TimkenSteel’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross-default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 1.25% to 2.25%) or, in certain cases, an alternate base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor), plus an applicable margin (varying from 0.25% to 1.25%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.20% to 0.40%). The applicable margins are calculated quarterly and vary based on TimkenSteel’s consolidated capitalization ratio as set forth in the credit agreement. On June 30, 2014, TimkenSteel borrowed $100.0 million under the revolving credit facility to pay a $50.0 million dividend to Timken, with the remaining amounts available to fund TimkenSteel’s operations. The interest rate under the revolving credit facility was 1.75% as of June 30, 2014. The amount available under the credit facility as of June 30, 2014 was $200.0 million.
Revenue Refunding Bonds
On June 1, 2014, Timken purchased in lieu of redemption the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, the Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 (the Assignment) between Timken and TimkenSteel, Timken assigned all of its right, title and interest in and to the loan agreement and the note, and these obligations were assumed by TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (the Remarketing Date) in connection with the conversion of the interest rate mode for the Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. TimkenSteel is responsible for payment of the interest and principal associated with the Bonds subsequent to the Remarketing Date. As a result of the purchase and remarketing of the Bonds, TimkenSteel recorded a loss on debt extinguishment of $0.7 million during the second quarter of 2014 related to the write-off of original deferred financing costs, which are reflected as interest expense in the Unaudited Consolidated Statements of Income.
All of TimkenSteel’s long-term debt is variable-rate debt, and, as a result, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 input.
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2014 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2013	($0.4)	$—	($0.4)
Net transfer from Timken	(3.2)	(233.9)	(237.1)
Other comprehensive income before reclassifications, before income tax	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive income, before income tax	—	4.6	4.6
Income tax benefit	—	(1.7)	(1.7)
Net current period other comprehensive income, net of income tax	0.4	2.9	3.3
Balance at June 30, 2014	($3.2)	($231.0)	($234.2)

Accumulated other comprehensive loss of $0.4 million and $0.6 million as of June 30, 2013 and December 31, 2012, respectively, consists of accumulated foreign currency translation adjustments. For the six months ended June 30, 2013, there were no reclassifications out of accumulated other comprehensive loss.
The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Unaudited Consolidated Statements of Income.
Note 8 - Changes in Equity
Changes in the components of equity for the six months ended June 30, 2014 were as follows:

	Total	Additional Paid-in Capital	Net Parent Investment	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$800.8	$—	$801.2	($0.4)
Net income	62.3	—	62.3	—
Foreign currency translation adjustments	0.4	—	—	0.4
Pension and postretirement adjustment	2.9	—	—	2.9
Stock-based compensation expense	2.0	—	2.0	—
Net transfer (to)/from Parent and affiliates	(71.2)	—	165.9	(237.1)
Reclassification of net parent investment to additional paid-in capital	—	1,031.4	(1,031.4)	—
Balance as of June 30, 2014	$797.2	$1,031.4	$—	($234.2)
The following table is a reconciliation of the amounts presented above as “Net transfer (to)/from Parent and affiliates” and the amounts presented as “Net transfers from/(to) Parent and affiliates” on the Unaudited Consolidated Statement of Cash Flows.

Six Months Ended
June 30, 2014
Net transfer (to)/from Parent and affiliates - Equity	($71.2)
Dividend paid to Parent	50.0
Net transfer of assets and liabilities from Parent	25.0
Net transfers from/(to) Parent and affiliates - Cash Flow	$3.8

Note 9 - Retirement and Postretirement Benefit Plans
Defined Benefit Pensions
Prior to the spinoff, eligible TimkenSteel employees, including certain employees in foreign countries, participated in the following Timken-sponsored plans: The Timken Company Pension Plan; The Timken-Latrobe-MPB-Torrington Retirement Plan; and the Timken UK Pension Scheme. During the second quarter of 2014, the assets and liabilities of these pension plans related to TimkenSteel employees and retirees were transferred to pension plans sponsored by TimkenSteel. Plan assets of $1,185.3 million, benefit plan obligations of $1,134.8 million and accumulated other comprehensive losses of $361.2 million ($228.9 million, net of tax) were recorded by TimkenSteel related to these plans. The amounts recorded related to the transfer to TimkenSteel plans were remeasured as of the date of transfer, which included updated valuation assumptions, as appropriate, and are expected to be adjusted in the third quarter of 2014 based on final actuarial analyses.
Pension benefits earned are generally based on years of service and compensation during active employment. TimkenSteel’s funding policy is consistent with the funding requirements of applicable laws and regulations. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for the various asset classes. The expected rate of return for the investment portfolio is based on expected rates of return for various asset classes, as well as historical asset class and fund performance.
Postretirement Benefits
Prior to the spinoff, eligible retirees of TimkenSteel and their dependents were provided health care and life insurance benefits from the following Timken-sponsored plans: The Timken Company Bargaining Unit Welfare Benefit Plan for Retirees and The Timken Company Welfare Plan for Retirees. During the second quarter of 2014, the assets and liabilities of these postretirement plans related to TimkenSteel employees and retirees were transferred to postretirement plans sponsored by TimkenSteel. Plan assets of $130.1 million, benefit plan obligations of $232.2 million and accumulated other comprehensive losses of $7.9 million ($5.0 million, net of tax) were recorded by TimkenSteel related to these plans. The amounts recorded related to the transfer to TimkenSteel plans were remeasured as of the date of transfer, which included updated valuation assumptions, as appropriate, and are expected to be adjusted in the third quarter of 2014 based on final actuarial analyses.
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Unaudited Consolidated Balance Sheets for the defined benefit pension plans for the six months ended June 30, 2014:

Change in benefit obligation:	Pension	Postretirement
Benefit obligation as of December 31, 2013	$—	$—
Service cost	2.6	0.3
Interest cost	7.8	1.6
Actuarial (gains) losses	—	—
Employee contributions	—	—
Benefits paid	(11.7)	(3.5)
Liabilities assumed from separation	1,134.8	232.2
International plan exchange rate change	—	—
Benefit obligation as of June 30, 2014	$1,133.5	$230.6

Change in plan assets:	Pension	Postretirement
Fair value of plan assets as of December 31, 2013	$—	$—
Actual return on plan assets	11.6	1.1
Employee contributions	—	—
Company contributions / payments	—	14.7
Benefits paid	(11.7)	(3.5)
Assets received from separation	1,185.3	130.1
International plan exchange rate change	—	—
Fair value of plan assets as of June 30, 2014	1,185.2	142.4
Funded status as of June 30, 2014	$51.7	($88.2)

Accumulated Benefit Obligation	$1,103.2	$230.6
Amounts recognized on the balance sheet at June 30, 2014, for TimkenSteel’s pension and postretirement benefit plans include:

	Pension	Postretirement
Non-current assets	$77.1	$—
Current liabilities	(0.4)	(17.7)
Non-current liabilities	(25.0)	(70.5)
	$51.7	($88.2)
Included in accumulated other comprehensive loss at June 30, 2014, were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension	Postretirement
Unrecognized net actuarial loss (gain)	$353.7	$3.9
Unrecognized prior service cost (credit)	3.0	3.9
	$356.7	$7.8
The change in plan assets and benefit obligations before tax recognized in accumulated other comprehensive loss for the six months ended June 30, 2014:

	Pension	Postretirement
Net actuarial (gain) loss	$—	$—
Recognized net actuarial loss	(0.1)	(0.1)
Recognized prior service cost	(4.4)	—
Net transfer from Timken	361.2	7.9
	$356.7	$7.8
Amounts expected to be amortized from accumulated other comprehensive loss and included in total net periodic benefit cost during the six months ended December 31, 2014, are as follows:

	Pension	Postretirement
Net actuarial loss (gain)	$0.4	$—
Prior service cost (credit)	13.9	0.4
	$14.3	$0.4

The weighted-average assumptions used in determining benefit obligations at each plan’s measurement date were as follows:

Assumptions:	Pension	Postretirement
Discount rate	4.65%	4.33%
Future compensation assumption	3.11%	n/a
Expected long-term return on plan assets	7.25%	5.00%
The discount rate assumption is based on current rates of high-quality long-term corporate bonds over the same period that benefit payments will be required to be made. The expected rate of return on plan assets assumption is based on the weighted-average expected return on the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 7.25% for 2014, declining gradually to 5.00% in 2023 and thereafter for medical and prescription drug benefits, and 9.25% for 2014, declining gradually to 5.00% in 2023 and thereafter for HMO benefits.
The components of net periodic benefit cost for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$2.6	$0.3	$—	$—
Interest cost	7.8	1.6	—	—
Expected return on plan assets	(12.1)	(1.1)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial loss	4.4	—	—	—
Allocated benefit cost from Timken	0.8	0.5	6.6	1.5
Net Periodic Benefit Cost	$3.6	$1.4	$6.6	$1.5

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$2.6	$0.3	$—	$—
Interest cost	7.8	1.6	—	—
Expected return on plan assets	(12.1)	(1.1)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial loss	4.4	—	—	—
Allocated benefit cost from Timken	5.2	2.2	11.9	3.2
Net Periodic Benefit Cost	$8.0	$3.1	$11.9	$3.2

As disclosed above, prior to the spinoff, employees of TimkenSteel participated in various retirement and postretirement benefits sponsored by Timken. Because Timken provided these benefits to eligible employees and retirees of TimkenSteel, the costs to participating employees of TimkenSteel in these plans were reflected in the Unaudited Consolidated Financial Statements, while the related assets and liabilities were retained by Timken. Expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate and other shared functional personnel. All cost allocations related to the various retirement benefit plans have been deemed paid by TimkenSteel to Timken in the period in which the cost was recorded in the Unaudited Consolidated Statements of Income as a component of cost of products sold and selling, general and administrative expenses. Allocated benefit cost from Timken were funded through intercompany transactions, which were reflected within the Net Parent Investment on the Unaudited Consolidated Balance Sheets.
TimkenSteel recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, TimkenSteel also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolios is based on expected rates of return for various asset classes, as well as historical asset class and fund performance. The target allocations for plan assets are 27 percent equity securities, 51 percent debt securities and 22 percent in all other types of investments.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB provides accounting rules that classify the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 -
Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3 -	Unobservable inputs for the asset or liability.
The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of June 30, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$55.2	$—	$55.2	$—
Government and agency securities	276.1	266.0	10.1	—
Corporate bonds - investment grade	123.2	—	123.2	—
Equity securities - U.S. companies	78.3	77.3	1.0	—
Equity securities - international companies	81.7	81.7	—	—
Common collective funds - domestic equities	53.0	—	53.0	—
Common collective funds - international equities	94.0	—	94.0	—
Common collective funds - fixed income	224.9	—	224.9	—
Common collective funds - other	20.8	—	20.8	—
Real estate partnerships	52.6	—	52.6	—
Real estate - mutual funds	33.3	33.3		—
Other	92.1	—	92.1	—
Total Assets	$1,185.2	$458.3	$726.9	$—

The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of June 30, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9.9	$—	$9.9	$—
Common collective funds - domestic equities	44.8	—	44.8	—
Common collective funds - international equities	28.7	—	28.7	—
Common collective funds - fixed income	59.0	—	59.0	—
Total Assets	$142.4	$—	$142.4	$—

Future benefit payments are expected to be as follows:

		Postretirement
Benefit Payments:	Pension	Gross	Medicare Part D Subsidy Receipts
2014	$43.0	$11.0	$0.4
2015	75.3	21.2	0.9
2016	76.7	20.8	0.9
2017	75.7	20.1	1.0
2018	84.5	19.4	1.1
2019-2023	387.0	84.5	6.3

Note 10 - Earnings Per Share
On June 30, 2014, 45.4 million TimkenSteel common shares were distributed to Timken shareholders in conjunction with the spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at June 30, 2014 were assumed to be also outstanding at each of the periods presented. Excluded from the diluted share calculation are 0.2 million shares related to stock options as their effect would have been anti-dilutive.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income for basic and diluted earnings per share	$28.6	$25.3	$62.3	$46.3

Denominator:
Weighted average shares outstanding, basic	45,729,624	45,729,624	45,729,624	45,729,624
Dilutive effect of stock-based awards	519,883	519,883	519,883	519,883
Weighted average shares outstanding, diluted	46,249,507	46,249,507	46,249,507	46,249,507

Basic earnings per share	$0.63	$0.55	$1.36	$1.01
Diluted earnings per share	$0.62	$0.55	$1.35	$1.00

Note 11 - Stock-Based Compensation
Description of the Plan
Prior to the spinoff, employees of TimkenSteel were eligible to participate in The Timken Company Long-Term Incentive Plan (Timken LTIP Plan) and The Timken Company 2011 Long-Term Incentive Plan (Timken 2011 Plan) and received options to purchase Timken common shares. Effective June 30, 2014, TimkenSteel employees are eligible to participate in the TimkenSteel Corporation 2014 Equity and Incentive Compensation Plan (TimkenSteel 2014 Plan).
The TimkenSteel 2014 Plan authorizes the Compensation Committee of the TimkenSteel Board of Directors to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to TimkenSteel employees and non-employee directors. No more than 6.75 million TimkenSteel common shares may be delivered under the TimkenSteel 2014 Plan and no more than approximately 2.7 million common shares can be issued in settlement of restricted stock units awards from the 6.75 million common shares initially authorized. The TimkenSteel 2014 Plan authorizes the grant of up to 3.0 million “replacement awards” to current holders of Timken equity awards under Timken’s equity compensation plans.

In connection with the spinoff, stock compensation awards granted under the Timken LTIP Plan and the Timken 2011 Plan were adjusted or substituted as follows:

•	Vested and unvested stock options were adjusted and substituted so that the grantee holds options to purchase both Timken and TimkenSteel common shares.

•
The adjustment to the Timken and TimkenSteel stock options, when combined, were intended to generally preserve the intrinsic value of each original option grant and the ratio of the exercise price to the fair market value of Timken common shares on June 30, 2014.

•
Unvested restricted stock awards were replaced with adjusted, substitute awards for restricted shares or units, as applicable, of Timken and TimkenSteel common shares. The new awards of restricted stock were intended to generally preserve the intrinsic value of the original award determined as of June 30, 2014.

•	Vesting periods of awards were unaffected by the adjustment and substitution.

Awards granted in connection with the adjustment and substitution of awards originally issued under the Timken LTIP Plan and the Timken 2011 Plan are a part of the TimkenSteel 2014 Plan and reduce the maximum number of TimkenSteel common shares available for delivery under the TimkenSteel 2014 Plan. TimkenSteel will record compensation expense for both TimkenSteel and Timken common shares for awards held by TimkenSteel employees only.
Outstanding Awards
Awards outstanding under the TimkenSteel 2014 Plan as a result of the adjustment and substitution of the Timken LTIP Plan and the Timken 2011 Plan awards were as follows:

	Stock Options		Restricted Shares
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2014*	1,859,312	$26.31	342,080	$31.94
* Stock options and restricted shares presented in this table represent TimkenSteel awards only, including those held by Timken employees.
The adjustment and substitution of the stock compensation awards occurred in conjunction with the distribution of TimkenSteel common shares to Timken shareholders in the June 30, 2014 after-market distribution. As a result, no grant, exercise, or cancellation activity occurred on TimkenSteel stock compensation awards during the six months ended June 30, 2014. Outstanding restricted shares include restricted shares, deferred shares, strategic performance shares and strategic shares that will settle in common shares. Strategic performance shares are performance-based restricted stock units that vest based on achievement of specified performance objectives and cliff-vest after three years. Strategic shares are timed-based restricted stock units and generally vest in 25% increments annually beginning on the first anniversary of the date of grant.
As of June 30, 2014, unrecognized compensation cost related to stock option awards was $8.0 million, which is expected to be recognized over a weighted average period of 2.0 years. Unrecognized compensation cost related to restricted stock awards was $7.2 million, which is expected to be recognized over a weighted average period of 2.6 years. The calculations of unamortized expense and weighted-average periods include awards based on both TimkenSteel and Timken stock awards held by TimkenSteel employees.
Certain strategic performance shares and performance-based restricted stock are settled in cash and were adjusted and substituted as described above. TimkenSteel accrued $4.0 million as of June 30, 2014, which was included in Salaries, wages and benefits, and Other non-current liabilities on the Unaudited Consolidated Balance Sheets. Compensation expense related to cash-settled awards was $2.0 million for the six months ended June 30, 2014, which includes $0.2 million of incremental compensation expense resulting from the adjustment and substitution on the distribution date.
TimkenSteel recognized stock-based compensation expense of $2.4 million related to stock option awards and restricted shares for the six months ended June 30, 2014, which includes the recognition of $0.3 million of incremental compensation expense in the second quarter of 2014 resulting from the adjustment and substitution of stock-based awards.
Note 12 - Segment Information
TimkenSteel operates and reports financial results for two segments: Industrial & Mobile and Energy & Distribution. These segments represent the level at which the chief operating decision maker (CODM) reviews the financial performance of TimkenSteel and makes operating decisions. Segment earnings before interest and taxes (EBIT) is the measure of profit and loss that the CODM uses to evaluate the financial performance of TimkenSteel and is the basis for resource allocation, performance reviews and compensation. For these reasons, TimkenSteel believes that Segment EBIT represents the most relevant measure of segment profit and loss. The CODM may exclude certain charges or gains, such as corporate charges and other special charges, from EBIT to arrive at a Segment EBIT that is a more meaningful measure of profit and loss upon which to base operating decisions. TimkenSteel defines Segment EBIT margin as Segment EBIT as a percentage of net sales.
Industrial & Mobile
The Industrial & Mobile segment is a leading provider of high-quality air-melted alloy steel bars, tubes, precision components and value-added services. For the industrial market sector, TimkenSteel sells to original equipment manufacturers including agriculture, construction, machinery, military, mining, power generation and rail. For the mobile market sector, TimkenSteel sells to automotive customers including light-vehicle, medium-truck and heavy-truck applications. Products in this segment are in applications, including engine, transmission and driveline components, large hydraulic system components, military ordnance, mining and construction drilling applications and other types of equipment.
Energy & Distribution
The Energy & Distribution segment is a leading provider of high-quality air-melted alloy steel bars, seamless tubes and value-added services such as thermal treatment and machining. The Energy & Distribution segment offers unique steel chemistries in various product configurations to improve customers’ performance in demanding drilling, completion and production activities. Application of TimkenSteel’s engineered material solutions can be found in both offshore and land-based drilling rig activities. Vertical and horizontal drilling and completion applications include high strength drill string components and specialized completion tools that enable hydraulic fracturing for shale gas and oil. Distribution channel activity also is conducted through this segment. Distribution channel activity constitutes direct sales of steel bars and seamless mechanical tubes to distributors. TimkenSteel authorized service centers enable TimkenSteel to collaborate with various independent service centers to deliver differentiated solutions for end users.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales to External Customers:
Industrial & Mobile	$254.7	$224.0	$486.5	$441.8
Energy & Distribution	187.5	130.1	345.2	258.6
	$442.2	$354.1	$831.7	$700.4
Segment EBIT:
Industrial & Mobile	$20.8	$25.3	$47.8	$46.8
Energy & Distribution	31.2	19.3	62.4	35.3
Total Segment EBIT	$52.0	$44.6	$110.2	$82.1
Unallocated corporate expenses	(6.9)	(5.9)	(14.3)	(11.2)
Interest expense	(0.7)	—	(0.7)	—
Income Before Income Taxes	$44.4	$38.7	$95.2	$70.9
Energy & Distribution intersegment sales to the Industrial & Mobile segment were $0.6 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.
The total assets by segment as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Industrial & Mobile	$649.0	$540.0
Energy & Distribution	670.1	538.8
	$1,319.1	$1,078.8

Note 13 - Income Taxes
TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Provision for Income Taxes	$15.8	$13.4	$32.9	$24.6
Effective Tax Rate	35.6%	34.6%	34.6%	34.7%
The effective tax rate for the three months ended June 30, 2014 was higher than the U.S. federal statutory rate of 35% primarily due losses at foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and certain discrete tax expenses. This factor was partially offset by the U.S. manufacturing deduction and the effect of other permanent differences.
The effective tax rate for the three months ended June 30, 2013 was lower than the U.S. federal statutory rate of 35% primarily due to the U.S. manufacturing deduction and the U.S. research tax credit. These factors were partially offset by U.S. state and local taxes and certain discrete tax expenses.
The effective tax rate for the first six months of 2014 was lower than the U.S. federal statutory rate of 35% primarily due to the U.S. manufacturing deduction. This factor was partially offset by losses at foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and certain discrete tax expenses.
The effective tax rate for the first six months of 2013 was lower than the U.S. federal statutory rate of 35% primarily due to the U.S. manufacturing deduction and the U.S. research tax credit. These factors were partially offset by losses at foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and certain discrete tax expenses.
Note 14 - Relationship with Parent and Related Entities
Historically, TimkenSteel has been managed and operated in the normal course of business with other affiliates of Timken. Transactions between Timken and TimkenSteel, with the exception of sales and purchase transactions and reimbursements for payments made to third-party service providers by Timken on TimkenSteel’s behalf, are reflected in equity in the Unaudited Consolidated Balance Sheets as Net Parent Investment and in the Unaudited Consolidated Statements of Cash Flows as a financing activity in Net transfers (to)/from Parent and affiliates.
Corporate Costs/Allocations
For the periods prior to April 1, 2014, the Unaudited Consolidated Financial Statements include corporate costs incurred by Timken for services that were provided to or on behalf of TimkenSteel, including but not limited to legal, treasury, corporate administration, technology and human resource services. These costs consist of allocated cost pools and direct costs. Corporate costs have been directly charged to, or allocated to, TimkenSteel using methods management believes are consistent and reasonable. TimkenSteel direct costs are incurred directly by TimkenSteel based on negotiated usage rates and dedicated employee assignments. These corporate charges and allocations have been deemed paid by TimkenSteel to Timken in the period in which the cost was recorded in the Unaudited Consolidated Statements of Income. Net charges from Timken for these services, reflected in selling, general and administrative expenses, were $7.4 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively. Effective April 1, 2014, TimkenSteel performed these functions using internal resources or services provided by third parties, certain of which were provided by Timken and directly charged to TimkenSteel for services provided. Timken will continue to provide such services during a transition period pursuant to a transition services agreement described below.
Transactions with Other Timken Businesses
Throughout the periods covered by the Unaudited Consolidated Financial Statements, TimkenSteel sold finished goods to Timken and its businesses. During the second quarter of 2014 and 2013, revenues from sales of products to Timken totaled $23.4 million, or 5.3% of net sales, and $18.8 million, or 5.3% of net sales, respectively. During the first six months of 2014 and 2013, revenues from related party sales of products totaled $46.0 million, or 5.5% of net sales, and $38.4 million, or 5.5% of net sales, respectively. Prior to the spinoff, TimkenSteel recorded related-party receivables from other Timken businesses as Accounts receivable due from related party in its Unaudited Consolidated Balance Sheets. Upon separation, outstanding amounts were reclassified to trade receivables.

TimkenSteel purchased material from a related party for approximately $0.4 million and $1.3 million during the second quarter of 2014 and 2013, respectively. TimkenSteel purchased material from a related party for approximately $1.0 million and $2.7 million during the first six months of 2014 and 2013, respectively. In addition, certain of TimkenSteel’s third-party service providers are paid by Timken on behalf of TimkenSteel. TimkenSteel subsequently reimburses Timken in cash for such payments. Prior to the spinoff, TimkenSteel recorded related-party payables to other Timken businesses as Accounts payable due to related party in its Unaudited Consolidated Balance Sheets. Upon separation, outstanding amounts were reclassified to trade payables.
Material Agreements Between TimkenSteel and Timken
On June 30, 2014, TimkenSteel entered into a separation and distribution agreement and several other agreements with Timken to effect the spinoff and to provide a framework for the relationship with Timken. These agreements govern the relationship between TimkenSteel and Timken subsequent to the completion of the spinoff and provide for the allocation between TimkenSteel and Timken of assets, liabilities and obligations attributable to periods prior to the spinoff. Because these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.
Separation and Distribution Agreement — The separation and distribution agreement contains the key provisions relating to the spinoff, including provisions relating to the principal intercompany transactions required to effect the spinoff, the conditions to the spinoff and provisions governing the relationships between TimkenSteel and Timken after the spinoff.
Tax Sharing Agreement — The tax sharing agreement, which generally governs TimkenSteel’s and Timken’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. Generally, TimkenSteel is liable for all pre-distribution U.S. federal income taxes, foreign income taxes and non-income taxes attributable to TimkenSteel’s business, and all other taxes attributable to TimkenSteel, paid after the distribution. In addition, the tax sharing agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution. The tax sharing agreement also provides that TimkenSteel is liable for taxes incurred by Timken that arise as a result of TimkenSteel’s taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended.
Employee Matters Agreement — TimkenSteel entered into an employee matters agreement with Timken, which generally provides that each of TimkenSteel and Timken has responsibility for its own employees and compensation plans, subject to certain exceptions as described in the agreement. In general, prior to the spinoff, TimkenSteel employees participated in various retirement, health and welfare, and other employee benefit and compensation plans maintained by Timken. Following the spinoff (or earlier, in the case of the tax-qualified defined benefit plans and retiree medical plans), pursuant to the employee matters agreement, TimkenSteel employees and former employees generally participate in similar plans and arrangements established and maintained by TimkenSteel. The employee matters agreement provides for the bifurcation of equity awards as described above. Among other things, the employee matters agreement also provides for TimkenSteel’s assumption of certain employment-related contracts that its employees originally entered into with Timken, the allocation of certain employee liabilities and the cooperation between TimkenSteel and Timken in the sharing of employee information.
Transition Services Agreement — The transition services agreement governs the process under which TimkenSteel and Timken provides and/or makes available various administrative services and assets to each other, during what is expected to be a period of 24 months or less beginning on the distribution date. Services to be provided by Timken to TimkenSteel include certain services related to engineering, finance, facilities, information technology and employee benefits. Services to be provided by TimkenSteel to Timken include certain services related to engineering, operations, finance, facilities and information technology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Spinoff
On June 30, 2014, we became an independent company as a result of the distribution by The Timken Company (Timken) of 100 percent of the outstanding common shares of TimkenSteel to Timken shareholders (the spinoff). Each Timken shareholder of record as of the close of business on June 23, 2014 (the Record Date) received one TimkenSteel common share for every two Timken common shares held as of the Record Date. The spinoff was completed on June 30, 2014 and was structured to be tax-free to both Timken and TimkenSteel shareholders.
Business Overview
We believe, based on our knowledge of the steel industry, that we are the only focused special bar quality (SBQ) steel producer in North America and have the largest SBQ steel large bar (6 inch diameter and greater) production capacity among the North American steel producers. In addition, based on our internal estimates, we believe we have historically supplied, on average, approximately 40% of the seamless mechanical tube demand in North America.
We believe we are the leading manufacturer of SBQ steel large bars (6 inch in diameter and greater) and seamless mechanical tubing in North America and the only high volume steel manufacturer with capabilities of developing SBQ steel large bars up to sixteen inches in diameter. We believe the TimkenSteel business model is unique in our industry in that we have the flexibility to produce customized SBQ steel for our customers in high or low volume, as the situation dictates, whereas most producers of customized SBQ steel products generally produce in only either high or low volume, but not both. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains.
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons. Our portfolio includes SBQ bars, seamless mechanical tubing and precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are done as a feeder system for our operations.
Capital Investments
Our recent investments are expected to significantly strengthen our position as a leader in providing differentiated solutions for the energy, industrial and automotive market sectors, while enhancing our operational performance and customer service capabilities.
On July 17, 2014, we announced plans to open an additional continuous heat-treat facility in the U.S. to produce more value-added steel for demanding applications.  We are evaluating locations for the continuous thermal heat-treat operations and we plan to make that decision in the third quarter of 2014. We anticipate the facility to be fully operational within two years and have capacity for 50,000 process-tons annually of 4-inch to 13-inch bars and tubes.   This facility would be larger than each of the company's three existing thermal treatment facilities in Canton, OH.  The investment is expected to be approximately $40 million.
In April 2012, we began construction on a vertical continuous caster at our Faircrest Steel plant based in Canton, Ohio. The new caster, combined with a recent investment in a new ladle refiner, will improve productivity, increase capacity and expand our product range, which will provide large bar capabilities unique in the United States. This project aims to primarily serve the energy and industrial market sectors. The continuous caster is expected to improve yield productivity by approximately 10% annually. When the caster is complete, the result is expected to be an additional 125,000 tons of annual production capacity. The total cost of the vertical continuous caster is expected to reach approximately $200 million. As of June 30, 2014, approximately $181 million of costs had been incurred related to the new caster. The caster is expected to begin production in the third quarter of 2014. The new ladle refiner became fully operational in May 2013 and has nearly doubled the refining capacity of the Faircrest Steel plant and has added annual ship ton capacity of approximately 40,000 tons.
A $50 million steel tube intermediate finishing line (IFL), project was completed in February 2013. This investment was made to increase operational efficiency, quality and safety in our steel tube manufacturing operations. The new IFL incorporates the latest technology and employs lean processes, which have improved associate safety through reduced product handling and material movements and led to reduced in-process inventory. Customer service has been improved through a 65% reduction in steel tube finishing cycle time, while finishing labor productivity has increased by 40%. The IFL also incorporates an environmentally friendly water jet de-scaling spray system that replaces the former pickling process.
An in-line forge press was completed in December 2012 at a cost of $35 million. The 3,300-ton forge press offers our customers sound-center engineered steel bars. The investment provides an opportunity to focus on new markets, adds additional capacity and operating efficiencies. The forge press uses an innovative large-bar forged-rolled process, which we developed and installed to enhance center soundness of a larger cross-section of our SBQ steel. Combined with our recent investment in an ultrasonic test large-bar inspection line, the new forging capabilities reinforces our position as a premier provider of sound-center large bars of up to 16 inches in diameter.
These investments reinforce our position of offering what we believe to be the broadest SBQ steel large bar and seamless mechanical tubing steel capabilities in North America.
Results of Operations

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$442.2	$354.1	$88.1	24.9%
Net sales, excluding surcharges	339.8	276.2	63.6	23.0%
Gross profit	72.7	62.6	10.1	16.1%
Gross margin	16.4%	17.7%	NM	(130) bps
Selling, general and administrative expenses	26.1	23.7	2.4	10.1%
Net income	28.6	25.3	3.3	13.0%
Scrap index per ton	415	401	14	3.5%
Shipments (in tons)	289,463	238,532	50,931	21.4%
Average selling price per ton, including surcharges	$1,528	$1,484	$44	3.0%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$831.7	$700.4	$131.3	18.7%
Net sales, excluding surcharges	639.8	549.8	90.0	16.4%
Gross profit	146.2	117.3	28.9	24.6%
Gross margin	17.6%	16.7%	NM	90 bps
Selling, general and administrative expenses	50.4	46.1	4.3	9.3%
Net income	62.3	46.3	16.0	34.6%
Scrap index per ton	415	401	14	3.5%
Shipments (in tons)	539,336	471,315	68,021	14.4%
Average selling price per ton, including surcharges	$1,542	$1,486	$56	3.8%

Net Sales
Net sales for the second quarter of 2014 were $442.2 million, an increase of $88.1 million, or 25%, compared to the second quarter of 2013. Excluding surcharges, net sales increased $63.6 million, or 23%. The increase was primarily due to higher volume. The increase in volume was driven by a 21% improvement in tons shipped, led by the industrial and energy end-market sectors.
Net sales for the six months ended June 30, 2014 were $831.7 million, an increase of $131.3 million, or 19%, compared to the six months ended June 30, 2013. Excluding surcharges, net sales increased $90.0 million, or 16%. The increase was primarily due to higher volume. The increase in volume was driven by a 14% improvement in tons shipped, led by the industrial and energy end-market sectors.

Gross Profit
Gross profit for the second quarter of 2014 was $72.7 million, an increase of $10.1 million, or 16%, compared to the second quarter of 2013. The gross profit increase resulted from higher sales volume, better manufacturing utilization and lower last-in, first-out (LIFO) expense. These items were partially offset by higher expense associated with the timing of inventory reductions and asset and inventory adjustments.
Gross profit for the six months ended June 30, 2014 was $146.2 million, an increase of $28.9 million, or 25%, compared to the six months ended June 30, 2013. Higher gross profit resulted from higher sales volume, favorable mix, and better manufacturing utilization. These items were partially offset by higher expense associated with the timing of inventory reductions and asset and inventory adjustments, as well as higher LIFO expense.
Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material costs being over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it had the effect of diluting gross margin as a percent of sales.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A), expenses were up $2.4 million, or 10%, in the second quarter of 2014 compared to the second quarter of 2013. The increase was primarily driven by higher incentive compensation expense.
SG&A expenses for the six months ended June 30, 2014 increased $4.3 million, or 9%, compared to the six months ended June 30, 2013. The increase was primarily due to higher incentive compensation expense as well corporate shared services costs allocated from Timken recorded in the first quarter of 2014.
Provision for Income Taxes

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Provision for income taxes	$15.8	$13.4	$2.4	17.9%
Effective tax rate	35.6%	34.6%	NM	100 bps

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Provision for income taxes	$32.9	$24.6	$8.3	33.7%
Effective tax rate	34.6%	34.7%	NM	(10) bps

The increase in the effective tax rate in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to higher U.S. state and local taxes and the expiration of the U.S. research and experimentation credit.

Business Segments

Industrial & Mobile	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$254.7	$224.0	$30.7	13.7%
Net sales, excluding surcharges	197.9	176.5	21.4	12.1%
EBIT	20.8	25.3	(4.5)	(17.8)%
EBIT margin	8.2%	11.3%	NM	(310) bps
Shipments (in tons)	169,002	154,337	14,665	9.5%
Average selling price per ton, including surcharges	$1,507	$1,451	$56	3.9%

Industrial & Mobile	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$486.5	$441.8	$44.7	10.1%
Net sales, excluding surcharges	377.2	350.0	27.2	7.8%
EBIT	47.8	46.8	1.0	2.1%
EBIT margin	9.8%	10.6%	NM	(80) bps
Shipments (in tons)	322,789	305,071	17,718	5.8%
Average selling price per ton, including surcharges	$1,507	$1,448	$59	4.1%

Industrial & Mobile segment sales increased 14% in the second quarter of 2014 compared to the second quarter of 2013. Excluding surcharges, net sales increased 12%. The increase was driven by strong demand in the industrial market sector, slightly offset by lower automotive shipments. Total shipments increased 10% to 169,002 tons.
During the first six months of 2014, Industrial & Mobile segment sales were $486.5 million, an increase of 10% from the first six months of 2013. Excluding surcharges, net sales increased 8%. The increase was driven by strong demand in the industrial market sector, slightly offset by lower automotive shipments. Total shipments increased 6% to 322,789 tons.
EBIT decreased by $4.5 million in the second quarter of 2014 compared to the same period in 2013 due to higher costs associated with the timing of inventory reductions and asset and inventory adjustments, which were partially offset by higher volume, favorable mix, and better manufacturing utilization.
EBIT increased by 2% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to higher volume, favorable mix, and better manufacturing utilization, partially offset by higher raw material costs, LIFO expense, and due to higher costs associated with the timing of inventory reductions and asset and inventory adjustments.

Energy & Distribution	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$187.5	$130.1	$57.4	44.1%
Net sales, excluding surcharges	141.9	99.7	42.2	42.3%
EBIT	31.2	19.3	11.9	61.7%
EBIT margin	16.6%	14.8%	NM	180 bps
Shipments (in tons)	120,461	84,194	36,267	43.1%
Average selling price per ton, including surcharges	$1,557	$1,545	$12	0.8%

Energy & Distribution	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$345.2	$258.6	$86.6	33.5%
Net sales, excluding surcharges	262.6	199.8	62.8	31.4%
EBIT	62.4	35.3	27.1	76.8%
EBIT margin	18.1%	13.7%	NM	440 bps
Shipments (in tons)	216,547	166,244	50,303	30.3%
Average selling price per ton, including surcharges	$1,594	$1,556	$38	2.4%

Energy & Distribution segment sales increased 44% in the second quarter of 2014 compared to the second quarter of 2013. Excluding surcharges, net sales increased by 42%. The increase was driven by higher volume. The volume increase was driven by strong demand from the energy end markets and the distribution channel.
Energy & Distribution segment sales increased 33% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Excluding surcharges, net sales increased 31%. The increase was driven by higher shipments to the distribution market resulting from strong end market energy demand.
EBIT increased by $11.9 million in the second quarter of 2014 compared to the same period in 2013 primarily due to higher volume, favorable mix and better manufacturing utilization, partially offset the timing of inventory reductions and asset and inventory adjustments.
EBIT increased 77% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was driven by higher volume, favorable mix, and better manufacturing utilization, partially offset by higher raw material costs, LIFO expense, the timing of inventory reductions and asset and inventory adjustments.

Corporate	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Corporate expenses	$6.9	$5.9	$1.0	16.9%
Corporate expenses % to net sales	1.6%	1.7%	NM	(10) bps

Corporate	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Corporate expenses	$14.3	$11.2	$3.1	27.7%
Corporate expenses % to net sales	1.7%	1.6%	NM	10 bps
Corporate expenses increased $1.0 million for the second quarter of 2014 compared to the second quarter of 2013. Corporate expenses increased $3.1 million in the first six months of 2014 when compared to the first six months of 2013. The increase was primarily driven by corporate shared services costs allocated from Timken recorded in the first quarter of 2014.
Non-GAAP Financial Measures

Net Sales, Excluding Surcharges
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of net sales adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being essentially cost neutral. However, even if we are able to pass these steel surcharges or price increases on to our customers, there may be a time lag between the time a cost increase goes into effect and our ability to implement surcharges or price increases. We believe presenting net sales to exclude surcharges provides a more consistent basis for comparing our core operating results.

TimkenSteel	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$442.2	$354.1	$831.7	$700.4
Less: surcharge revenue	102.4	77.9	191.9	150.6
Net sales, excluding surcharges	$339.8	$276.2	$639.8	$549.8

Industrial & Mobile	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$254.7	$224.0	$486.5	$441.8
Less: surcharge revenue	56.8	47.5	109.3	91.8
Net sales, excluding surcharges	$197.9	$176.5	$377.2	$350.0

Energy & Distribution	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$187.5	$130.1	$345.2	$258.6
Less: surcharge revenue	45.6	30.4	82.6	58.8
Net sales, excluding surcharges	$141.9	$99.7	$262.6	$199.8

The Balance Sheet
The following discussion is a comparison of the Unaudited Consolidated Balance Sheets at June 30, 2014 and December 31, 2013:

Current Assets	June 30, 2014	December 31, 2013
Cash and cash equivalents	$43.7	$—
Accounts receivable, net, including due from related party	178.4	149.4
Inventories, net	238.8	227.0
Deferred income taxes	13.6	1.7
Deferred charges and prepaid expenses	0.4	0.8
Other current assets	3.4	4.2
Total Current Assets	$478.3	$383.1

Cash and cash equivalents increased to $43.7 million due to the proceeds received from the $100 million borrowing under our credit facility offset by a $50 million special dividend paid to Timken in connection with the spinoff. Accounts receivable, net as of June 30, 2014 increased $29.0 million from the balance as of December 31, 2013 primarily due to increased sales in the second quarter of 2014 as compared to the fourth quarter of 2013. Inventories increased by $11.8 million in response to higher sales demand.

Property, Plant and Equipment	June 30, 2014	December 31, 2013
Property, plant and equipment, net	$750.4	$682.6

Property, plant and equipment, net increased $67.8 million from the balance as of December 31, 2013. The increase in property, plant and equipment, net was due to capital expenditures exceeding depreciation expense, as well as the transfer of assets from Timken in conjunction with the spinoff completed on June 30, 2014. The increase in capital expenditures was related to the investments made during the first half of 2014, such as the vertical continuous caster.

Long-term Assets	June 30, 2014	December 31, 2013
Pension assets	$77.1	$—
Intangible assets	10.7	11.2
Other non-current assets	2.6	1.9
Other non-current assets	$90.4	$13.1

During the second quarter of 2014, the assets and liabilities of certain over-funded Timken pension plans related to TimkenSteel employees and retirees were transferred to pension plans sponsored by TimkenSteel.

Liabilities and Equity	June 30, 2014	December 31, 2013
Current liabilities	$201.4	$154.9
Long-term debt	130.2	30.2
Accrued pension and postretirement	95.5	—
Deferred income taxes	84.2	86.1
Other non-current liabilities	10.6	6.8
Total Equity	797.2	800.8
Total liabilities and equity	$1,319.1	$1,078.8
Current liabilities increased to $201.4 million as of June 30, 2014 as compared to $154.9 million as of December 31, 2013. The increase was primarily due to higher accounts payable resulting from higher purchases to meet production requirements.   In addition, during the second quarter of 2014, the assets and liabilities of certain under-funded Timken pension and postretirement plans related to TimkenSteel employees and retirees were transferred to pension and postretirement plans sponsored by TimkenSteel, which are recorded as both current and long-term liabilities.
Liquidity and Capital Resources
Based on historical performance and current expectations, we believe our cash and cash equivalents, the cash generated from our operations, available credit facilities and our ability to access capital markets will satisfy our working capital needs, capital expenditures, quarterly dividends, share repurchases and other liquidity requirements associated with our operations for at least the next twelve months.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2014 and 2013. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$55.5	$91.6
Net cash (used) by investing activities	(65.6)	(80.0)
Net cash provided (used) by financing activities	53.8	(11.6)
Increase (decrease) in cash and cash equivalents	$43.7	$—

Operating activities
Net cash provided by operating activities for the six months ended June 30, 2014 and 2013 was $55.5 million and $91.6 million, respectively. The $36.1 million decrease was primarily the result of increased use of cash related to changes in our inventory balances partially offset by higher net income, cash provided by the changes in our accounts payable and accounts receivable balances.
Investing activities
Net cash used by investing activities for the six months ended June 30, 2014 and 2013 was $65.6 million and $80.0 million, respectively. Cash used for investing activities reflects our increased capital expenditures as we have made strategic investments in our production processes. Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. Our $256.4 million construction in progress balance as of June 30, 2014 includes: (a) an investment of approximately $181 million in the vertical continuous caster to improve productivity, increase capacity and expand our product range; (b) $17 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities); (c) $6 million relating to continuous improvement projects; and (d) $52 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $41 million of additional costs, which includes approximately $18 million relating to the vertical continuous caster, which is expected to begin production in the third quarter of 2014; approximately $5 million relating to additional growth initiatives; approximately $2 million relating to continuous improvement; and approximately $16 million of additional costs to complete other remaining projects.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2014 was $53.8 million primarily due to the $100.0 million borrowing in the second quarter under the credit facility offset by a $50.0 million dividend to Timken in connection with the spinoff. Net cash used by financing activities for the first six months of 2013 was due to excess cash generated by our business being transferred to Timken.
Covenant Compliance
We are required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in the credit agreement. As of June 30, 2014, we were in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The maximum consolidated capitalization ratio permitted under the credit facility is 0.5. As of June 30, 2014, our consolidated capitalization ratio was 0.1. The minimum consolidated interest coverage ratio permitted under the credit facility is 3.0. As of June 30, 2014, our consolidated interest coverage ratio was 24.4. The minimum liquidity required under the credit facility is $50 million. As of June 30, 2014, our liquidity was $244 million.
We expect to remain in compliance with our debt covenants. However, we may need to limit our borrowings on the revolving commitment in order to remain in compliance. The amount available under the credit facility as of June 30, 2014 was $200.0 million.
Dividends and Share Repurchases
On August 6, 2014, our Board of Directors declared a quarterly cash dividend of 14 cents per share. The dividend is payable on September 4, 2014, to shareholders of record as of August 20, 2014. On August 6, 2014, our Board of Directors authorized the repurchase of up to three million TimkenSteel common shares. This authorization expires at the end of 2016.
Contractual Obligations
Due to the changes in our long-term debt during the six months ended June 30, 2014 described in Note 6 to the Unaudited Consolidated Financial Statements entitled “Financing Arrangements”, we have provided updated long-term debt and interest payment information. The following table summarizes our contractual obligations associated with our long-term debt and related interest payments as of June 30, 2014.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$130.2	$—	$—	$100.0	$30.2
Interest payments	9.0	1.8	3.5	3.1	0.6

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our critical accounting policies throughout the year.
Projected Benefit Obligations
Prior to the spinoff, employees of TimkenSteel participated in various retirement and postretirement benefits sponsored by Timken. During the second quarter of 2014, assets and liabilities of these plans related to TimkenSteel employees and retirees were transferred to plans sponsored by TimkenSteel. TimkenSteel’s benefit obligation under the transferred defined benefit pension plans and postretirement benefit plans were determined on an actuarial basis as of the transfer date. Management uses actuaries to calculate such amounts using key assumptions such as discount rates, inflation, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs. Assumptions were determined based on company data and appropriate market indicators, and are evaluated as of the plans' measurement date. A 0.25% percent decrease in the discount rate assumption would increase annual benefit expense by an estimated $1.7 million, while a 0.25% percent decrease in the return on plan assets assumption would increase annual benefit expense by an estimated $2.8 million. A 0.25% percent increase in the discount rate assumption would decrease annual benefit expense by an estimated $1.7 million, while a 0.25% percent increase in the return on plan assets assumption would decrease annual benefit expense by an estimated $2.8 million. We recognize each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. Actuarial gains and losses and prior service costs are recognized and recorded in Accumulated other comprehensive loss, a component of Shareholders’ equity. The amounts recorded in Accumulated other comprehensive loss will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension and net periodic benefit costs.
The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2014 postretirement benefit obligation by $2.5 million and would have no material effect on total service and interest cost components. A one percentage point decrease would have decreased the 2014 postretirement benefit obligation by $2.3 million and would have no material effect on total service and interest cost components.
Further information on pensions and postretirement benefits is provided in Note 9 to the Unaudited Consolidated Financial Statements entitled “Retirement and Postretirement Benefit Plans”.
There have been no other material changes to these policies during the six months ended June 30, 2014. For a summary of the critical accounting policies and estimates that we used in the preparation of our Unaudited Consolidated Financial Statements, see our registration statement on Form 10 filed with the SEC.
New Accounting Guidance
See Note 2 to our Unaudited Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recently issued accounting pronouncements.
Reclassification
Subsequent to the earnings release furnished as Exhibit 99.1 to TimkenSteel’s Current Report on Form 8-K filed on July 31, 2014, TimkenSteel recorded an adjustment to reclassify certain intercompany amounts that were included in inventory in the Unaudited Consolidated Balance Sheet. As a result of the foregoing adjustment, Inventories, net and Additional paid-in capital were each reduced by $9.0 million from the amounts previously reported.
Forward-Looking Statements
Certain statements set forth in this Form 10-Q (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

•
deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which we conduct business, including additional adverse effects from global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which we or our customers conduct business, and changes in currency valuations;

•
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which we operate. This includes: our ability to respond to rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles, and whether conditions of fair trade continue in the U.S. markets;

•
competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors, and new technology that may impact the way our products are sold or distributed;

•
changes in operating costs. This includes: the effect of changes in our manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability of raw materials and energy; our ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of our surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

•
the success of our operating plans, announced programs, initiatives and capital investments ; the ability to integrate acquired companies; the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings; and our ability to maintain appropriate relations with unions that represent our associates in certain locations in order to avoid disruptions of business;

•	unanticipated litigation, claims or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues and taxes;

•
changes in worldwide financial markets, including availability of financing and interest rates, which affect: our cost of funds and/or ability to raise capital; our pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase our products or equipment that contain our products; and

•	those items identified under “Risk Factors” in our registration statement on Form 10 filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our borrowings consist entirely of variable-rate debt, principally our revolving credit facility. We are exposed to the risk of rising interest rates to the extent that we fund our operations with these variable-rate borrowings. As of June 30, 2014, we have $130.2 million of aggregate debt outstanding, all of which consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding at the time of the completion of the spinoff, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.3 million annually, with a corresponding decrease in income from operations before income taxes of the same amount.
Foreign Currency Exchange Rate Risk
Fluctuations in the value of the U.S. dollar compared to foreign currencies may impact our earnings. Geographically, our sales are primarily made to customers in the United States. Currency fluctuations could impact us to the extent they impact the currency or the price of raw materials in foreign countries in which our competitors operate or have significant sales.
Commodity Price Risk
In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys and natural gas. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing business. We utilize a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap, alloys and other raw materials, as well as natural gas. From time to time, we also use derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases. In periods of stable demand for our products, the surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand and cost of raw materials is lower, however, the surcharge impacts sales prices to a lesser extent. We may also use derivative financial instruments from time to time to hedge a portion of our exposure to price risk related to electricity costs used in the production process.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)	Changes in Internal Control Over Financial Reporting

Before the spinoff, we relied on certain financial information and resources of Timken to manage aspects of our business and to report financial results. In anticipation of the spinoff, several areas of internal control over financial reporting changed. New corporate and oversight functions have been implemented, such as external financial reporting, legal, Board of Directors and treasury functions. Functions such as tax, accounting and human resources have also been enhanced to include corporate-level activities previously performed by Timken and to meet all regulatory requirements for a stand-alone company. Controls and procedures related to these new functions have been, or are in the process of being, implemented. Additionally, we entered into a transition services agreement with Timken on June 30, 2014, pursuant to which Timken agreed to provide us certain information technology, accounting and other resource planning services to facilitate certain accounting and reporting functions after the spinoff.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in our registration statement on Form 10 filed with the SEC. There have been no material changes to such risk factors.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1†	Separation and Distribution Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
3.1
Amended and Restated Articles of Incorporation of TimkenSteel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313)

3.2	Code of Regulations of TimkenSteel Corporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Company’s Registration Statement on Form 10, File No. 001-36313).
10.1†	Tax Sharing Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.2†	Employee Matters Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.3†	Transition Services Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.4†	Trademark License Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.5†	Noncompetition Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.6††	TimkenSteel Corporation 2014 Equity and Incentive Compensation Plan
10.7††	TimkenSteel Corporation Senior Executive Management Performance Plan
10.8††	TimkenSteel Corporation Annual Performance Award Plan
10.9††	Form of Director Indemnification Agreement
10.10††	Form of Officer Indemnification Agreement
10.11††	Form of Director and Officer Indemnification Agreement
10.12
Supplemental Pension Plan of TimkenSteel Corporation (Effective June 30, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).

10.13
Form Amended and Restated Employee Excess Benefits Agreement with TimkenSteel Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).

10.14	Form Severance Agreement with TimkenSteel Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).
10.15
TimkenSteel Corporation 2014 Deferred Compensation Plan (Effective June 30, 2014) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).

10.16
TimkenSteel Corporation Director Deferred Compensation Plan (Effective June 30, 2014). (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed on June 18, 2014, Registration No. 333-196287).

10.17
Credit Agreement, dated as of June 30, 2014, among TimkenSteel Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders party thereto. (incorporated by reference to Exhibit Number 10.6 of the Company’s Current Report on Form 8-K filed on July 31, 2014, File No. 001-36313)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 31, 2014, File No. 001-36313
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on April 25, 2014, File No. 001-36313

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMKENSTEEL CORPORATION
(Registrant)

Date:	August 14, 2014	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)