Form 10-Q
period 2014-09-30
TimkenSteel Corp
filed 2014-11-13
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-36313

TIMKENSTEEL CORPORATION (Exact name of registrant as specified in its charter)

Ohio	46-4024951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1835 Dueber Avenue SW, Canton, OH	44706-2798
(Address of principal executive offices)	(Zip Code)
330.471.7000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Shares, without par value	45,637,975

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(Dollars in millions, except per share data)
Net sales	$434.2	$350.5	$1,265.9	$1,050.9
Cost of products sold	363.0	300.5	1,048.5	883.6
Gross Profit	71.2	50.0	217.4	167.3

Selling, general and administrative expenses	31.1	23.1	81.5	69.2
Operating Income	40.1	26.9	135.9	98.1

Interest expense	0.2	0.2	0.9	0.2
Other expense, net	0.2	0.1	0.1	0.4
Income Before Income Taxes	39.7	26.6	134.9	97.5
Provision for income taxes	14.0	9.5	46.9	34.1
Net Income	$25.7	$17.1	$88.0	$63.4

Per Share Data:
Basic earnings per share	$0.56	$0.37	$1.93	$1.39
Diluted earnings per share	$0.56	$0.37	$1.91	$1.37

Dividends per share	$0.14	$—	$0.14	$—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(Dollars in millions)
Net Income	$25.7	$17.1	$88.0	$63.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(0.6)	(0.1)	(0.2)	0.1
Pension and postretirement liability adjustment	5.5	—	8.4	—
Other comprehensive income (loss), net of tax	4.9	(0.1)	8.2	0.1
Comprehensive Income, net of tax	$30.6	$17.0	$96.2	$63.5
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$37.5	$—
Accounts receivable, net of allowances	203.5	122.7
2014 - $0.3 million; 2013 - $0.2 million
Accounts receivable due from related party	—	26.7
Inventories, net	273.1	227.0
Deferred income taxes	13.6	1.7
Deferred charges and prepaid expenses	3.2	0.8
Other current assets	18.8	4.2
Total Current Assets	549.7	383.1

Property, Plant and Equipment, Net	757.5	682.6

Other Assets
Pension assets	80.0	—
Intangible assets	10.5	11.2
Other non-current assets	2.5	1.9
Total Other Assets	93.0	13.1
Total Assets	$1,400.2	$1,078.8

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$138.2	$86.4
Accounts payable due to related party	—	17.7
Salaries, wages and benefits	45.8	37.6
Accrued pension and postretirement	18.1	—
Income taxes payable	12.2	—
Other current liabilities	31.9	13.2
Total Current Liabilities	246.2	154.9

Non-Current Liabilities
Long-term debt	130.2	30.2
Accrued pension and postretirement	96.5	—
Deferred income taxes	88.5	86.1
Other non-current liabilities	11.7	6.8
Total Non-Current Liabilities	326.9	123.1

Commitments and contingencies	—	—

Equity
Preferred shares, no par value; authorized 10.0 million shares, none issued	—	—
Common shares, no par value; authorized 200.0 million shares; issued 2014 - 45.6 million shares; 2013 - 0.0 shares	—	—
Additional paid-in capital	1,041.2	—
Net parent investment	—	801.2
Retained earnings	19.3	—
Treasury shares	(4.1)	—
Accumulated other comprehensive loss	(229.3)	(0.4)
Total Equity	827.1	800.8
Total Liabilities and Equity	$1,400.2	$1,078.8
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$88.0	$63.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.9	36.7
Loss on sale or disposal of assets	1.3	0.6
Deferred income taxes	(14.1)	28.1
Stock-based compensation expense	4.3	2.1
Pension and postretirement expense	9.6	—
Pension and postretirement contributions and payments	(15.3)	—
Changes in operating assets and liabilities:
Accounts receivable, including due from related party	(54.1)	(36.4)
Inventories	(46.1)	15.1
Accounts payable, including due to related party	34.1	37.0
Other accrued expenses	32.5	0.3
Other, net	(14.6)	1.5
Net Cash Provided by Operating Activities	68.5	148.4

Investing Activities
Capital expenditures	(83.1)	(124.1)
Proceeds from disposals of property, plant and equipment	—	0.2
Net Cash Used by Investing Activities	(83.1)	(123.9)

Financing Activities
Cash dividends paid to shareholders	(6.4)	—
Purchase of treasury shares	(4.1)	—
Proceeds from exercise of stock options	5.8	—
Payment on long-term debt	(30.2)	—
Proceeds from issuance of debt	130.2	—
Dividend paid to The Timken Company	(50.0)	—
Net transfers from/(to) Parent and affiliates	3.8	(24.5)
Cash received from Timken for settlement of separation	3.0	—
Net Cash Provided (Used) by Financing Activities	52.1	(24.5)
Effect of exchange rate changes on cash	—	—
Increase In Cash and Cash Equivalents	37.5	—
Cash and cash equivalents at beginning of period	—	—
Cash and Cash Equivalents at End of Period	$37.5	$—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
(dollars in millions, except per share data)
Note 1 - Basis of Presentation
On June 30, 2014, TimkenSteel Corporation (TimkenSteel) became an independent company as a result of the distribution by The Timken Company (Timken) of 100 percent of the outstanding common shares of TimkenSteel to Timken shareholders (the spinoff). Each Timken shareholder of record as of the close of business on June 23, 2014 (the Record Date) received one TimkenSteel common share for every two Timken common shares held as of the Record Date. The spinoff was completed on June 30, 2014 and was structured to be tax-free to both Timken and TimkenSteel shareholders. Settlement of the transfer of assets and liabilities between Timken and TimkenSteel was finalized in the third quarter of 2014.
On July 1, 2014, TimkenSteel common shares began regular trading on the New York Stock Exchange under the ticker symbol “TMST.”
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
Prior to the spinoff on June 30, 2014, TimkenSteel operated as a reportable segment within Timken. The accompanying Unaudited Consolidated Financial Statements for periods prior to the separation have been prepared from Timken’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Timken. Accordingly, Timken and its subsidiaries’ net investment in these operations is shown as net parent investment in lieu of stockholder’s equity in the Unaudited Consolidated Financial Statements. The Unaudited Consolidated Financial Statements for periods prior to the separation include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. The historical results of operations, financial position, and cash flows of TimkenSteel presented in the Unaudited Consolidated Financial Statements for periods prior to the separation may not be indicative of what they would have been had TimkenSteel actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of TimkenSteel’s future results of operations, financial position and cash flows.
The accompanying Unaudited Consolidated Financial Statements for TimkenSteel have been prepared for the nine months ended September 30, 2014 and do not include all of the information and notes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s Audited Consolidated Financial Statements for the year ended December 31, 2013 and related information included in its registration statement on Form 10, which the SEC declared effective on June 10, 2014.
Note 2 - Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the results of operations and financial condition of TimkenSteel.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for TimkenSteel in the first quarter of fiscal year 2017. Early adoption is not permitted. TimkenSteel is currently evaluating the impact of the adoption of this accounting standard update on its results of operations and financial condition.
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on a company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 also requires expanded disclosures about discontinued operations, including information about the assets, liabilities, income, and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-08 did not affect TimkenSteel’s Unaudited Consolidated Financial Statements because TimkenSteel did not have any discontinued operations.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new accounting rules were effective for annual and interim reporting periods beginning after December 15, 2013. Effective January 1, 2014, TimkenSteel adopted ASU 2013-11. The new accounting rules had no impact on the results of operations and financial condition of TimkenSteel.
Note 3 - Inventories
The components of inventories, net as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Inventories, net:
Manufacturing supplies	$36.0	$32.8
Raw materials	58.2	42.9
Work in process	103.2	81.6
Finished products	78.1	71.6
Subtotal	275.5	228.9
Allowance for surplus and obsolete inventory	(2.4)	(1.9)
Total Inventories, net	$273.1	$227.0

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
The LIFO reserve, excluding the impact of full-cost inventory adjustments, as of September 30, 2014 and December 31, 2013 was $82.8 million and $75.5 million, respectively. TimkenSteel expects to recognize additional LIFO expense of approximately $1.0 million to $3.0 million for the year ended December 31, 2014. The expected increase in the LIFO reserve for the year ended December 31, 2014 reflects higher anticipated costs, particularly scrap steel costs. A 1.0% increase in costs would increase the current LIFO expense estimate for the year ended December 31, 2014 by approximately $2 million. A 1.0% increase in inventory quantities would have no effect on the current LIFO expense estimate for 2014.

Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Property, Plant and Equipment, net:
Land and buildings	$288.8	$250.3
Machinery and equipment	1,200.5	1,159.7
Construction-in-progress	276.1	220.0
Subtotal	1,765.4	1,630.0
Less allowances for depreciation	(1,007.9)	(947.4)
Property, Plant and Equipment, net	$757.5	$682.6

Total depreciation expense was $42.2 million and $35.9 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, property, plant and equipment, net included $18.2 million and $17.8 million, respectively, of capitalized software. Depreciation expense for capitalized software was approximately $2.3 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. In conjunction with the spinoff, property, plant and equipment, including its related allowance for depreciation, was transferred from Timken to TimkenSteel in the second quarter of 2014.
Prior to the spinoff, TimkenSteel capitalized interest allocated from Timken related to construction projects was $5.7 million and $7.3 million for the nine months ended September 30, 2014 and 2013, respectively. TimkenSteel recorded additional capitalized interest of $0.6 million for the three months ended September 30, 2014 related to its borrowings subsequent to the separation from Timken on June 30, 2014.
Note 5 - Intangible Assets
The components of intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.8	$2.3	$4.5	$6.8	$2.0	$4.8
Technology use	9.0	3.9	5.1	9.0	3.5	5.5
Non-compete agreements	1.0	1.0	—	1.0	1.0	—
	16.8	7.2	9.6	16.8	6.5	10.3
Intangible Assets not Subject to Amortization:
Tradename	0.9	—	0.9	0.9	—	0.9
	0.9	—	0.9	0.9	—	0.9
Total Intangible Assets	$17.7	$7.2	$10.5	$17.7	$6.5	$11.2

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from five to 20 years. Amortization expense for intangible assets for the nine months ended September 30, 2014 and 2013 was $0.7 million and $0.8 million, respectively.

Note 6 - Financing Arrangements
The components of long-term debt as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.04% as of September 30, 2014)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.04% as of September 30, 2014)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.04% as of September 30, 2014)	8.5	8.5
Revolving credit facility, due 2019 (LIBOR plus applicable spread)	100.0	—
Total Long-Term Debt	$130.2	$30.2

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
TimkenSteel is required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in the credit agreement. As of September 30, 2014, TimkenSteel was in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The credit agreement also provides the lenders with the ability to reduce the credit line amount, even if TimkenSteel is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of TimkenSteel. Subject to certain limited exceptions, the credit agreement contains a number of restrictions that limit TimkenSteel’s ability to incur additional indebtedness, pledge its assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business, among other things. In addition, the credit agreement includes a cross-default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 1.25% to 2.25%) or, in certain cases, an alternate base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor), plus an applicable margin (varying from 0.25% to 1.25%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.20% to 0.40%). The applicable margins are calculated quarterly and vary based on TimkenSteel’s consolidated capitalization ratio as set forth in the credit agreement. On June 30, 2014, TimkenSteel borrowed $100.0 million under the revolving credit facility to pay a $50.0 million dividend to Timken, with the remaining amount available to fund TimkenSteel’s operations. The interest rate under the revolving credit facility was 1.69% as of September 30, 2014. The amount available under the credit facility as of September 30, 2014 was $199.5 million.
Revenue Refunding Bonds
On June 1, 2014, Timken purchased in lieu of redemption the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, the Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 (the Assignment) between Timken and TimkenSteel, Timken assigned all of its right, title and interest in and to the loan agreements and the notes associated with the Bonds, and these obligations were assumed by TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (the Remarketing Date) in connection with the conversion of the interest rate mode for the Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. TimkenSteel is responsible for payment of the interest and principal associated with the Bonds subsequent to the Remarketing Date. As a result of the purchase and remarketing of the Bonds, TimkenSteel recorded a loss on debt extinguishment of $0.7 million during the second quarter of 2014 related to the write-off of original deferred financing costs, which are reflected as interest expense in the Unaudited Consolidated Statements of Income.
All of TimkenSteel’s long-term debt is variable-rate debt and, as a result, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 input.
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2014 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at June 30, 2014	($3.2)	($231.0)	($234.2)
Other comprehensive income before reclassifications, before income tax	(0.6)	0.7	0.1
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	7.4	7.4
Income tax benefit	—	(2.6)	(2.6)
Net current period other comprehensive income, net of income tax	(0.6)	5.5	4.9
Balance at September 30, 2014	($3.8)	($225.5)	($229.3)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2013	($0.4)	$—	($0.4)
Net transfer from Timken	(3.2)	(233.9)	(237.1)
Other comprehensive income before reclassifications, before income tax	(0.2)	0.7	0.5
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	12.0	12.0
Income tax benefit	—	(4.3)	(4.3)
Net current period other comprehensive income, net of income tax	(0.2)	8.4	8.2
Balance at September 30, 2014	($3.8)	($225.5)	($229.3)

Accumulated other comprehensive loss of $0.5 million, $0.4 million and $0.6 million as of September 30, 2013, June 30, 2013 and December 31, 2012, respectively, consists of accumulated foreign currency translation adjustments. For the three and nine months ended September 30, 2013, there were no reclassifications out of accumulated other comprehensive loss.
The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Unaudited Consolidated Statements of Income. These components are included in the computation of net periodic benefit cost. Refer to Note 9 “Retirement and Postretirement Plans” for further details.

Note 8 - Changes in Equity
Changes in the components of equity for the nine months ended September 30, 2014 were as follows:

	Total	Additional Paid-in Capital	Net Parent Investment	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$800.8	$—	$801.2	$—	$—	($0.4)
Net income	88.0	—	62.3	25.7	—	—
Pension and postretirement adjustment, net of tax	8.4	—	—	—	—	8.4
Foreign currency translation adjustments	(0.2)	—	—	—	—	(0.2)
Stock-based compensation expense	4.3	2.3	2.0	—	—	—
Dividends – $0.14 per share	(6.4)	—	—	(6.4)	—	—
Net transfer (to)/from Parent and affiliates	(71.2)	—	165.9	—	—	(237.1)
Reclassification of net parent investment to additional paid-in capital	—	1,031.4	(1,031.4)	—	—	—
Settlement of asset and liability transfer with Timken	1.7	1.7	—	—	—	—
Stock option exercise activity	5.8	5.8	—	—	—	—
Shares surrendered for taxes	(4.1)	—	—	—	(4.1)	—
Balance as of September 30, 2014	$827.1	$1,041.2	$—	$19.3	($4.1)	($229.3)
The following table is a reconciliation of the amounts presented above as “Net transfer (to)/from Parent and affiliates” and the amounts presented as “Net transfers from/(to) Parent and affiliates” on the Unaudited Consolidated Statements of Cash Flows.

Nine Months Ended
September 30, 2014
Net transfer (to)/from Parent and affiliates - Equity	($71.2)
Dividend paid to Parent	50.0
Net transfer of assets and liabilities from Parent	25.0
Net transfers from/(to) Parent and affiliates - Cash Flow	$3.8

Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$3.8	$0.4	$—	$—
Interest cost	12.7	2.4	—	—
Expected return on plan assets	(19.3)	(1.6)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net actuarial loss	7.0	—	—	—
Allocated benefit cost from Timken	—	—	6.0	1.6
Net Periodic Benefit Cost	$4.4	$1.4	$6.0	$1.6

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$6.4	$0.7	$—	$—
Interest cost	20.5	4.0	—	—
Expected return on plan assets	(31.4)	(2.7)	—	—
Amortization of prior service cost	0.3	0.3	—	—
Amortization of net actuarial loss	11.4	—	—	—
Allocated benefit cost from Timken	5.2	2.2	17.9	4.8
Net Periodic Benefit Cost	$12.4	$4.5	$17.9	$4.8

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
Note 10 - Earnings Per Share
On June 30, 2014, 45.4 million TimkenSteel common shares were distributed to Timken shareholders in conjunction with the spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented prior to the spinoff in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at June 30, 2014 were assumed to be also outstanding at each of the periods presented prior to the spinoff. For the three months ended September 30, 2014 and 2013, 0.1 million and 0.2 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, 0.1 million and 0.2 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income for basic and diluted earnings per share	$25.7	$17.1	$88.0	$63.4

Denominator:
Weighted average shares outstanding, basic	45,494,668	45,729,624	45,651,305	45,729,624
Dilutive effect of stock-based awards	580,342	519,883	540,036	519,883
Weighted average shares outstanding, diluted	46,075,010	46,249,507	46,191,341	46,249,507

Basic earnings per share	$0.56	$0.37	$1.93	$1.39
Diluted earnings per share	$0.56	$0.37	$1.91	$1.37

Note 11 - Segment Information
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
TimkenSteel changed the method by which certain costs and expenses are allocated to its reportable segments beginning with the three and nine months ended September 30, 2014. The change reflects a refinement of its internal reporting to align with the way management now makes operating decisions and manages the growth and profitability of its business as an independent company subsequent to the spinoff from Timken. This change corresponds with management’s current approach to allocating costs and resources and assessing the performance of its segments. TimkenSteel reports segment information in accordance with the provisions of FASB Accounting Standards Codification Topic 280, “Segment Reporting.” There has been no change in the total consolidated financial condition or results of operations previously reported as a result of the change in its segment cost structure. All periods present have been adjusted to reflect this change.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales:
Industrial & Mobile	$240.8	$218.9	$727.3	$660.8
Energy & Distribution	193.4	131.6	538.6	390.1
	$434.2	$350.5	$1,265.9	$1,050.9
Segment EBIT:
Industrial & Mobile	$20.3	$21.5	$67.7	$67.6
Energy & Distribution	27.8	12.8	84.2	45.8
Total Segment EBIT	$48.1	$34.3	$151.9	$113.4
Unallocated (1)	(8.2)	(7.5)	(16.1)	(15.7)
Interest expense	(0.2)	(0.2)	(0.9)	(0.2)
Income Before Income Taxes	$39.7	$26.6	$134.9	$97.5
(1) Unallocated are costs associated with Strategy, Corporate Development, Tax, Treasury, Legal, Internal Audit, LIFO and general administration expenses.

Energy & Distribution intersegment sales to the Industrial & Mobile segment were $0.4 million in each period for the three months ended September 30, 2014 and 2013, and $1.2 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively.
Note 12 - Income Taxes
TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Provision for income taxes	$14.0	$9.5	$46.9	$34.1
Effective tax rate	35.3%	35.7%	34.8%	35.0%
The effective tax rate for the three months ended September 30, 2014 was higher than the U.S. federal statutory rate of 35% due primarily to U.S. state and local taxes and certain discrete tax expenses. This factor was partially offset by the U.S. manufacturing deduction and the effect of other permanent differences.
The effective tax rate for the three months ended September 30, 2013 was higher than the U.S. federal statutory rate of 35% due primarily to U.S. state and local taxes and certain discrete tax expenses. This factor was partially offset by the U.S. manufacturing deduction, the U.S. research tax credit, and the effect of other permanent differences.
The effective tax rate for the first nine months of 2014 was lower than the U.S. federal statutory rate of 35% due primarily to the U.S. manufacturing deduction. This factor was partially offset by U.S. state and local taxes and certain discrete tax expenses.
The effective tax rate for the first nine months of 2013 was equal to the U.S. federal statutory rate of 35% due primarily to the offsetting factors of the U.S. manufacturing deduction and the U.S. research tax credit with the U.S. state and local taxes and certain discrete tax expenses.
Note 13 - Contingencies
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection

Agency and similar state or local authorities. As of September 30, 2014, TimkenSteel recorded reserves for such environmental matters of $1.5 million classified as other current liabilities on the Unaudited Consolidated Balance Sheets. There were no amounts accrued as of December 31, 2013. Accruals related to such environmental matters represent management's best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel's financial position, cash flows, or results of operations.

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
Changes to Segment Reporting
We changed the method by which certain costs and expenses are allocated to our reportable segments beginning with the three and nine months ended September 30, 2014. The change reflects a refinement of our internal reporting to align with the way management now makes operating decisions and manages the growth and profitability of our business as an independent company subsequent to the spinoff from Timken. This change corresponds with management’s current approach to allocating costs and resources and assessing the performance of its segments. TimkenSteel reports segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting.” There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment cost structure.
Business Overview
Based on our knowledge of the steel industry, we believe that we are the only focused special bar quality (SBQ) steel producer in North America and have the largest SBQ steel large bar (6 inch diameter and greater) production capacity among the North American steel producers. In addition, based on our internal estimates, we believe we have historically supplied, on average, approximately 35% of the seamless mechanical tube demand in North America.
We believe we are the leading manufacturer of SBQ steel large bars (6 inch in diameter and greater) and seamless mechanical tubing in North America and the only high volume steel manufacturer with capabilities of developing SBQ steel large bars up to sixteen inches in diameter. The TimkenSteel business model is unique in our industry, we believe, in that we have the flexibility to produce customized SBQ steel for our customers in high or low volume, as the situation dictates, whereas most producers of customized SBQ steel products generally produce in only either high or low volume, but not both. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains.
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
On July 17, 2014, we announced plans to invest in additional advanced quench-and-temper heat-treat capacity. The $40 million facility, which will be fully operational within two years, will perform quench-and-temper heat-treat operations and have capacity for 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. On October 8, 2014, we announced that this facility will be located in Perry Township on the site of our Gambrinus Steel Plant near three existing thermal treatment facilities. This facility will be larger than each of the company’s three existing thermal treatment facilities in Canton, Ohio.
In April 2012, we began construction on a vertical continuous caster at our Faircrest Steel plant in Canton, Ohio. The new caster, combined with a recent investment in a new ladle refiner, will improve productivity, increase capacity and expand our product range, providing large bar capabilities unique in the United States. This project aims to primarily serve the energy and industrial market sectors. The continuous caster is expected to improve yield productivity by approximately 10% annually. When the caster is fully ramped up, it is expected to produce an additional 125,000 tons of annual finished ship tons. The total cost of the vertical continuous caster is expected to reach approximately $200 million. As of September 30, 2014, approximately $187 million of costs had been incurred to date related to the new caster. During the fourth quarter of 2014, we cast our first heat of steel on the vertical caster. The new ladle refiner became fully operational in May 2013 and has nearly doubled the refining capacity of the Faircrest Steel plant and has added annual ship ton capacity of approximately 40,000 tons.
A $50 million steel tube intermediate finishing line (IFL) project was completed in February 2013. This investment increased operational efficiency, quality and safety in our steel tube manufacturing operations. The new IFL incorporates the latest technology and employs lean processes, which have improved employee safety through reduced product handling and material movements and led to reduced in-process inventory. Customer service has been improved through a 65% reduction in steel tube finishing cycle time, while finishing labor productivity has increased by 40%. The IFL also incorporates an environmentally friendly water jet de-scaling spray system that replaces the former pickling process.
These investments reinforce our position of offering what we believe to be the broadest range of SBQ bars and seamless mechanical tubing steel capabilities in North America and defends our position as a leader in large bar capabilities in North America.
Results of Operations

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$434.2	$350.5	$83.7	23.9%
Net sales, excluding surcharges	329.6	273.6	56.0	20.5%
Gross profit	71.2	50.0	21.2	42.4%
Gross margin	16.4%	14.3%	NM	210 bps
Selling, general and administrative expenses	31.1	23.1	8.0	34.6%
Net income	25.7	17.1	8.6	50.3%
Scrap index per ton	421	409	12	2.9%
Shipments (in tons)	284,106	232,428	51,678	22.2%
Average selling price per ton, including surcharges	$1,528	$1,508	$20	1.3%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$1,265.9	$1,050.9	$215.0	20.4%
Net sales, excluding surcharges	969.4	823.4	146.0	17.7%
Gross profit	217.4	167.3	50.1	29.9%
Gross margin	17.2%	15.9%	NM	130 bps
Selling, general and administrative expenses	81.5	69.2	12.3	17.8%
Net income	88.0	63.4	24.6	38.8%
Scrap index per ton	421	409	12	2.9%
Shipments (in tons)	823,442	703,242	120,200	17.1%
Average selling price per ton, including surcharges	$1,537	$1,494	$43	2.9%

Net Sales
Net sales for the third quarter of 2014 were $434.2 million, an increase of $83.7 million, or 24%, compared to the third quarter of 2013. Excluding surcharges, net sales increased $56.0 million, or 20%. The increase was driven by a 22% increase in tons shipped for the industrial and energy end-market sectors.
Net sales for the nine months ended September 30, 2014 were $1,265.9 million, an increase of $215.0 million, or 20%, compared to the nine months ended September 30, 2013. Excluding surcharges, net sales increased $146.0 million, or 18%. The increase was driven by a 17% increase in tons shipped for the industrial and energy end-market sectors.

Gross Profit
Gross profit for the third quarter of 2014 was $71.2 million, an increase of $21.2 million, or 42%, compared to the third quarter of 2013. The gross profit increase resulted from higher sales volume, surcharges, and better manufacturing utilization. These items were partially offset by higher raw material costs, increased last-in, first-out (LIFO) expense and an environmental accrual.
Gross profit for the nine months ended September 30, 2014 was $217.4 million, an increase of $50.1 million, or 30%, compared to the nine months ended September 30, 2013. Higher gross profit resulted from higher sales volume, favorable mix, and better manufacturing utilization. These items were partially offset by higher raw material costs, negative weather-related impacts, increased LIFO expense and an environmental accrual.
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
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses were up $8.0 million, or 35%, in the third quarter of 2014 compared to the third quarter of 2013. The increase was entirely driven by costs incurred to operate as a stand-alone independent organization.
SG&A expenses for the nine months ended September 30, 2014 increased $12.3 million, or 18%, compared to the nine months ended September 30, 2013. The increase was due primarily to higher incentive compensation expense as well as costs incurred to operate as a stand-alone independent organization.
Provision for Income Taxes

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Provision for income taxes	$14.0	$9.5	$4.5	47.4%
Effective tax rate	35.3%	35.7%	NM	(40) bps

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Provision for income taxes	$46.9	$34.1	$12.8	37.5%
Effective tax rate	34.8%	35.0%	NM	(20) bps

The decrease in the effective tax rate in the third quarter of 2014 compared to the third quarter of 2013 was due primarily to the U.S. Manufacturing deductions and other permanent items, partially offset by higher U.S. state and local taxes and the expiration of the U.S. research and experimentation credit.

Business Segments

Industrial & Mobile	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$240.8	$218.9	$21.9	10.0%
Net sales, excluding surcharges	185.1	172.4	12.7	7.4%
EBIT	20.3	21.5	(1.2)	(5.6)%
EBIT margin	8.4%	9.8%	NM	(140) bps
Shipments (in tons)	158,090	148,362	9,728	6.6%
Average selling price per ton, including surcharges	$1,523	$1,475	$48	3.3%

Industrial & Mobile	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$727.3	$660.8	$66.5	10.1%
Net sales, excluding surcharges	562.3	522.5	39.8	7.6%
EBIT	67.7	67.6	0.1	0.1%
EBIT margin	9.3%	10.2%	NM	(90) bps
Shipments (in tons)	480,879	452,931	27,948	6.2%
Average selling price per ton, including surcharges	$1,512	$1,459	$53	3.6%

Industrial & Mobile segment net sales increased 10% in the third quarter of 2014 compared to the third quarter of 2013. Excluding surcharges, net sales increased 7%. The increase was driven by strong demand in the industrial market sector, slightly offset by lower automotive shipments. Total shipments increased 7%.
During the first nine months of 2014, Industrial & Mobile segment net sales were $727.3 million, an increase of 10% from the first nine months of 2013. Excluding surcharges, net sales increased 8%. The increase was driven by strong demand in the industrial market sector, slightly offset by lower automotive shipments. Total shipments increased 6%.
EBIT decreased by $1.2 million in the third quarter of 2014 compared to the same period in 2013 due to higher raw material and SG&A costs partially offset by higher volume and improved manufacturing utilization.
EBIT was flat during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to higher volume, favorable mix, and better manufacturing utilization, offset by higher raw material costs and SG&A costs.

Energy & Distribution	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$193.4	$131.6	$61.8	47.0%
Net sales, excluding surcharges	144.5	101.2	43.3	42.8%
EBIT	27.8	12.8	15.0	117.2%
EBIT margin	14.4%	9.7%	NM	470 bps
Shipments (in tons)	126,016	84,066	41,950	49.9%
Average selling price per ton, including surcharges	$1,535	$1,565	($30)	(1.9)%

Energy & Distribution	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$538.6	$390.1	$148.5	38.1%
Net sales, excluding surcharges	407.1	300.9	106.2	35.3%
EBIT	84.2	45.8	38.4	83.8%
EBIT margin	15.6%	11.7%	NM	390 bps
Shipments (in tons)	342,563	250,310	92,253	36.9%
Average selling price per ton, including surcharges	$1,572	$1,558	$14	0.9%

Energy & Distribution segment net sales increased 47% in the third quarter of 2014 compared to the third quarter of 2013. Excluding surcharges, net sales increased by 43%. The increase was driven by higher volume. The volume increase was driven by strong demand from the energy end markets and the distribution channel.
Energy & Distribution segment net sales increased 38% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Excluding surcharges, net sales increased 35%. The increase was driven by higher volume. The volume increase was driven by strong demand from the energy end markets and the distribution channel.
EBIT increased by $15.0 million in the third quarter of 2014 compared to the same period in 2013 due primarily to higher volume, favorable mix and improved manufacturing utilization, partially offset by higher selling, general and administrative costs.
EBIT increased 84% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was driven by higher volume, favorable mix, and better manufacturing utilization, partially offset by higher raw material costs and selling, general and administrative expenses.

Unallocated	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Unallocated	$8.2	$7.5	$0.7	9.3%
Unallocated % to net sales	1.9%	2.1%	NM	(20) bps

Unallocated	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Unallocated	$16.1	$15.7	$0.4	2.5%
Unallocated % to net sales	1.3%	1.5%	NM	(20) bps
Unallocated are costs associated with Strategy, Corporate Development, Tax, Treasury, Legal, Internal Audit, LIFO and general administration expenses. Unallocated increased $0.7 million for the third quarter of 2014 compared to the third quarter of 2013. Unallocated increased $0.4 million in the first nine months of 2014 when compared to the first nine months of 2013. The increases for both the three and nine months ended September 30, 2014 compared to the same periods in 2013 were driven primarily by increased LIFO expense.

Non-GAAP Financial Measures

Net Sales, Excluding Surcharges
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of net sales adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being essentially cost neutral. However, even if we are able to pass these raw material surcharges or price increases on to our customers, there may be a time lag between the time a cost increase goes into effect and our ability to implement surcharges or price increases. We believe presenting net sales to exclude surcharges provides a more consistent basis for comparing our core operating results.

TimkenSteel	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$434.2	$350.5	$1,265.9	$1,050.9
Less: surcharge revenue	104.6	76.9	296.5	227.5
Net sales, excluding surcharges	$329.6	$273.6	$969.4	$823.4

Industrial & Mobile	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$240.8	$218.9	$727.3	$660.8
Less: surcharge revenue	55.7	46.5	165.0	138.3
Net sales, excluding surcharges	$185.1	$172.4	$562.3	$522.5

Energy & Distribution	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$193.4	$131.6	$538.6	$390.1
Less: surcharge revenue	48.9	30.4	131.5	89.2
Net sales, excluding surcharges	$144.5	$101.2	$407.1	$300.9

The Balance Sheet
The following discussion is a comparison of the Unaudited Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

Current Assets	September 30, 2014	December 31, 2013
Cash and cash equivalents	$37.5	$—
Accounts receivable, net, including due from related party	203.5	149.4
Inventories, net	273.1	227.0
Deferred income taxes	13.6	1.7
Deferred charges and prepaid expenses	3.2	0.8
Other current assets	18.8	4.2
Total Current Assets	$549.7	$383.1

Cash and cash equivalents increased to $37.5 million due to the proceeds received from the $100 million borrowing under our credit facility offset by a $50 million special dividend paid to Timken in connection with the spinoff. Accounts receivable, net as of September 30, 2014, increased $54.1 million from the balance as of December 31, 2013 due primarily to increased sales in the third quarter of 2014 as compared to the fourth quarter of 2013. Inventories increased by $46.1 million in response to higher sales demand. Deferred income taxes increased $11.9 million from the balance as of December 31, 2013 due primarily to an adjustment of deferred taxes upon separation related to employee accruals and the retirement and post retirement plans. Other current assets increased to $18.8 million in the third quarter of 2014 due primarily to a $13.0 million receivable from the pension trust.

Property, Plant and Equipment	September 30, 2014	December 31, 2013
Property, plant and equipment, net	$757.5	$682.6

Property, plant and equipment, net increased $74.9 million from the balance as of December 31, 2013. The increase in property, plant and equipment, net was due to capital expenditures exceeding depreciation expense, as well as the transfer of assets from Timken in conjunction with the spinoff completed on June 30, 2014.

Other Assets	September 30, 2014	December 31, 2013
Pension assets	$80.0	$—
Intangible assets	10.5	11.2
Other non-current assets	2.5	1.9
Total Other Assets	$93.0	$13.1

During the second quarter of 2014, the assets and liabilities of certain over-funded Timken pension plans related to TimkenSteel employees and retirees were transferred to pension plans sponsored by TimkenSteel.

Liabilities and Equity	September 30, 2014	December 31, 2013
Current liabilities	$246.2	$154.9
Long-term debt	130.2	30.2
Accrued pension and postretirement	96.5	—
Deferred income taxes	88.5	86.1
Other non-current liabilities	11.7	6.8
Total Equity	827.1	800.8
Total liabilities and equity	$1,400.2	$1,078.8
Current liabilities increased to $246.2 million as of September 30, 2014 as compared to $154.9 million as of December 31, 2013. The increase was due primarily to higher accounts payable resulting from higher purchases to meet production requirements, increased income taxes payable and increases in deferred revenue. In addition, during the second quarter of 2014, the assets and liabilities of certain under-funded Timken pension and postretirement plans related to TimkenSteel employees and retirees were transferred to pension and postretirement plans sponsored by TimkenSteel, which are recorded as both current and long-term liabilities.
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
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2014 and 2013. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$68.5	$148.4
Net cash (used) by investing activities	(83.1)	(123.9)
Net cash provided (used) by financing activities	52.1	(24.5)
Increase In Cash and Cash Equivalents	$37.5	$—

Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 was $68.5 million and $148.4 million, respectively. The $79.9 million decrease was primarily the result of increased use of cash related to changes in our inventory and accounts receivable balances partially offset by higher net income and cash provided by the changes in our accrued expenses balances.

Investing activities
Net cash used by investing activities for the nine months ended September 30, 2014 and 2013 was $83.1 million and $123.9 million, respectively. Cash used for investing activities reflects our increased capital expenditures as we have made strategic investments in our production processes. Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. Our $276.1 million construction in progress balance as of September 30, 2014 includes: (a) an investment of approximately $187 million in the vertical continuous caster to improve productivity, increase capacity and expand our product range; (b) $22 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities); (c) $7 million relating to continuous improvement projects; and (d) $60 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $42 million of additional costs, which includes approximately $11 million relating to the vertical continuous caster, which is expected to begin production in the fourth quarter of 2014; approximately $3 million relating to additional growth initiatives; approximately $10 million relating to continuous improvement; and approximately $18 million of additional costs to complete other remaining projects.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2014 was $52.1 million due primarily to the $100.0 million borrowing in the second quarter under the credit facility offset by a $50.0 million dividend to Timken in connection with the spinoff as well as cash dividends of $6.4 million paid to shareholders in the third quarter. Net cash used by financing activities for the first nine months of 2013 was due to excess cash generated by our business being transferred to Timken.
Covenant Compliance
We are required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in the credit agreement. As of September 30, 2014, we were in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The maximum consolidated capitalization ratio permitted under the credit facility is 0.50. As of September 30, 2014, our consolidated capitalization ratio was 0.14. The minimum consolidated interest coverage ratio permitted under the credit facility is 3.0. As of September 30, 2014, our consolidated interest coverage ratio was 127.0. The minimum liquidity required under the credit facility is $50 million. As of September 30, 2014, our liquidity was $237.0 million.
We expect to remain in compliance with our debt covenants. However, we may need to limit our borrowings on the revolving commitment in order to remain in compliance. The amount available under the credit facility as of September 30, 2014 was $199.5 million.
Dividends and Share Repurchases
On August 6, 2014, our Board of Directors declared a quarterly cash dividend of 14 cents per share. The dividend was paid on September 4, 2014 to shareholders of record as of August 20, 2014. Also on August 6, 2014, our Board of Directors authorized the repurchase of up to three million TimkenSteel common shares. This authorization expires at the end of 2016.
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
Projected Benefit Obligations
Prior to the spinoff, employees of TimkenSteel participated in various retirement and postretirement benefits sponsored by Timken. During the second quarter of 2014, assets and liabilities of these plans related to TimkenSteel employees and retirees were transferred to plans sponsored by TimkenSteel. TimkenSteel’s benefit obligation under the transferred defined benefit pension plans and postretirement benefit plans were determined on an actuarial basis as of the transfer date. Management uses actuaries to calculate such amounts using key assumptions such as discount rates, inflation, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs. Assumptions were determined based on company data and appropriate market indicators, and are evaluated as of the plans’ measurement date. We recognize each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. Actuarial gains and losses and prior service costs are recognized and recorded in accumulated other comprehensive loss, a component of Shareholders’ equity.

The amounts recorded in accumulated other comprehensive loss will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension and net periodic benefit costs.
There have been no other material changes to these policies during the nine months ended September 30, 2014. For a summary of the critical accounting policies and estimates that we used in the preparation of our Unaudited Consolidated Financial Statements, see our registration statement on Form 10 filed with the SEC.
New Accounting Guidance
See Note 2 to our Unaudited Consolidated Financial Statements entitled “ Recent Accounting Pronouncements” for a discussion of recently issued accounting pronouncements.
Forward-Looking Statements
Certain statements set forth in this Form 10-Q (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

•	our ability to realize the expected benefits in the spinoff;

•	the costs associated with being an independent public company, which may be higher than anticipated;

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

•
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which we operate. This includes: our ability to respond to rapid changes in customer demand; the effects of customer bankruptcies or liquidations; the impact of changes in industrial business cycles; and whether conditions of fair trade continue in the U.S. markets;

•
competitive factors, including changes in market penetration; increasing price competition by existing or new foreign and domestic competitors; the introduction of new products by existing and new competitors; and new technology that may impact the way our products are sold or distributed;

•
changes in operating costs, including the effect of changes in our manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability of raw materials and energy; our ability to mitigate the impact of fluctuations in raw materials and energy costs and the effectiveness of our surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management, cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

•
the success of our operating plans, announced programs, initiatives and capital investments (including the jumbo bloom vertical caster and advanced quench-and-temper facility); the ability to integrate acquired companies; the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings; and our ability to maintain appropriate relations with unions that represent our associates in certain locations in order to avoid disruptions of business;

•	unanticipated litigation, claims or assessments, including claims or problems related to intellectual property, product liability or warranty, environmental issues and taxes, among other matters;

•
changes in worldwide financial markets, including availability of financing and interest rates, which affect: our cost of funds and/or ability to raise capital; our pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase our products or equipment that contain our products; and the amount of any dividend declared by our Board of Directors on our common shares; and

•	those items identified under “Risk Factors” in our registration statement on Form 10 filed with the SEC.
You are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our borrowings consist entirely of variable-rate debt, principally our revolving credit facility. We are exposed to the risk of rising interest rates to the extent that we fund our operations with these variable-rate borrowings. As of September 30, 2014, we have $130.2 million of aggregate debt outstanding, all of which consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding at the time of the completion of the spinoff, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.3 million annually, with a corresponding decrease in income from operations before income taxes of the same amount.
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

(b)	Changes in Internal Control Over Financial Reporting

During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2014.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
7/01/14 – 7/31/14	133	$40.67	—	—
8/01/14 – 8/31/14	67,552	47.55	—	3,000,000
9/01/14 – 9/30/14	19,343	47.75	—	3,000,000
Total	87,028	$47.58	—	3,000,000

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
On August 6, 2014, the Board of Directors of the Company approved a share purchase plan pursuant to which the Company may purchase up to 3 million of its common shares in the aggregate. This share purchase plan expires on December 31, 2016. The Company may purchase such shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of these purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMKENSTEEL CORPORATION
(Registrant)

Date:	November 13, 2014	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)