Form 10-K
period 2014-12-31
TimkenSteel Corp
filed 2015-03-02
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-36313

TIMKENSTEEL CORPORATION (Exact name of registrant as specified in its charter)

Ohio	46-4024951
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1835 Dueber Avenue SW, Canton, Ohio	44706
(Address of principal executive offices)	(Zip Code)
(330) 471-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the registrant’s common stock was not publicly traded.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2015
Common Shares, without par value	44,746,411 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2015 Annual Meeting of Shareholders	Part III

TIMKENSTEEL CORPORATION

PART I.
ITEM 1. BUSINESS
Overview
TimkenSteel Corporation (we, us, our, the Company or TimkenSteel) became an independent, publicly traded company as the result of a spinoff (spinoff) from The Timken Company (Timken) on June 30, 2014. In the spinoff, Timken transferred to us all of the assets and generally all of the liabilities related to Timken’s steel business. TimkenSteel was incorporated in Ohio on October 24, 2013, in anticipation of the spinoff. In order to effect the spinoff and to provide a framework for the relationship with Timken, TimkenSteel entered into a number of agreements with Timken, including a separation and distribution agreement, tax sharing agreement, employee matters agreement and transition services agreement. These agreements govern the relationship between TimkenSteel and Timken and provide for the allocation between TimkenSteel and Timken of assets, liabilities and obligations attributable to periods prior to the spinoff, and are described in more detail in Note 14 — “Relationship with Timken and Related Entities” in the Notes to the Consolidated Financial Statements.
TimkenSteel traces its roots back to The Timken Roller Bearing Company, which was founded in 1899 by carriage-maker/inventor Henry Timken and his two sons. By 1913, the company launched its first formal research facility, centered on improving the quality of the raw materials used to make its bearings. Early research demonstrated the superiority of bearing steel made in electric-arc furnaces (rather than existing Bessemer and open hearth processes), and that finding, coupled with a desire to ensure a dependable supply of premium steel in the years leading into World War I, led to the decision to competitively produce steel in-house. When The Timken Roller Bearing Company’s Canton, Ohio steel plant became operational in 1917, it included one of the largest electric arc-furnace facilities in the country.
Based on our knowledge of the steel industry, we believe we are the only focused special bar quality (SBQ) steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among the North American steel producers. In addition, based on our internal estimates, we have historically supplied, on average, approximately 30% of the seamless mechanical tube demand in the United States.
We believe we are the leading manufacturer of SBQ steel large bars (6-inch in diameter and greater) and seamless mechanical tubing in North America and the only steel manufacturer with capabilities of developing SBQ steel large bars up to 16-inches in diameter. Our business model is unique in our industry, we believe, in that we have the flexibility to produce customized SBQ steel for our customers in high or low volume, as the situation dictates, whereas most producers of customized SBQ steel products generally produce in only either high or low volume, but not both. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains. We believe our unique operating model gives us a competitive advantage in our industry.
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. Our portfolio includes SBQ bars, seamless mechanical tubing and precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are used as a feeder system for our operations. We focus on research and development to devise solutions to our customers’ toughest engineering challenges and then leverage those answers into new product offerings. Our goal is to create value for all of our constituents through:

•	Technology. Our technology and know-how in metallurgy, in applications, in processes and in delivering best-in-class products/services;

•
Customer Focus. Our understanding of customers and their applications positions us to provide them with customized products/services, tailored to demanding applications and supply chains. We believe we are an industry leader for collaboration and service;

•
Performance. We believe we are North America’s leading manufacturer of SBQ steel large bars (6-inch diameter and greater) and seamless mechanical tubing and the only high volume steel manufacturer with capabilities of developing SBQ steel large bars of 6-inches up to 16-inches in diameter. We are at the forefront in consistently meeting the high quality and reliability standards of our customers;

•
Operational Excellence. We have a unique operating model, and what we believe to be industry-leading manufacturing assets and strong supply chain management skills that create a competitive advantage. We are environmentally responsible and have a relentless focus on safety; and

•	Stewardship. We have built a legacy of trust with our stakeholders and have an ongoing commitment to the community.
SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create custom steel products with a competitive cost structure similar to that of a high-volume producer.
Operating Segments
We operate in and report financial results for two segments: 1) Industrial & Mobile and 2) Energy & Distribution. These segments represent the level at which we review our financial performance and make operating decisions. Segment earnings before interest and taxes (EBIT) is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of our business and is the basis for resource allocation and performance reviews. For these reasons, we believe that segment EBIT represents the most relevant measure of segment profit and loss. We may exclude certain charges or gains, such as corporate charges and other special charges, from EBIT to arrive at a segment EBIT that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define segment EBIT margin as segment EBIT as a percentage of segment net revenues.
Industrial & Mobile
Our Industrial & Mobile segment is a leading provider of high-quality air-melted alloy steel bars, tubes, precision components and value-added services. For the industrial market sector, we sell to original equipment (OE) manufacturers including agriculture, construction, machinery, military, mining, power generation and rail. For the mobile market sector, we sell to automotive customers, including light-vehicle, medium-truck and heavy-truck applications. Our products in this segment are in applications including engine, transmission and driveline components, large hydraulic system components, military ordnance, mining and construction drilling applications and other types of equipment.
Energy & Distribution
Our Energy & Distribution segment is a leading provider of high quality air-melted alloy steel bars, seamless tubes and value-added services such as thermal treatment and machining. The Energy & Distribution segment offers unique steel chemistries in various product configurations to improve our customers’ performance in demanding drilling, completion and production activities. Application of our engineered material solutions can be found in both offshore and land-based drilling rig activities. Vertical and horizontal drilling and completion applications include high strength drill string components and specialized completion tools that enable hydraulic fracturing for shale gas and oil. Distribution channel activity is also conducted through this segment. Our distribution channel activity constitutes direct sales of steel bars and seamless mechanical tubes to our distributors. TimkenSteel authorized service centers enable us to collaborate with various independent service centers to deliver differentiated solutions for our end users.
Industry Segments and Geographical Financial Information
Information required by this Item is incorporated herein by reference to Note 11 — “Segment Information” in the Notes to the Consolidated Financial Statements.
Strengths and Strategy
We believe our business model is unique in our industry and focuses on creating tailored products and services for our customers’ most demanding applications and supply chains. Our team, including degreed engineers and experienced manufacturing professionals in both materials and applications, work closely with each customer to deliver flexible solutions related to our products as well as their applications and supply chains. We believe few others can consistently deliver that kind of customization and responsiveness.
The TimkenSteel business model delivers these tailored solutions based on the following foundation:

•	Deep and experienced management and technical team.

•	Close and trusted working relationship with customers across diverse end markets.

•	Leadership position in niche markets with differentiated products.

•
Track record of innovation that grows from a deep technical knowledge of steel materials, manufacturing processes and end-user applications. Our research and development efforts focus on creating the answers to our customer’s toughest engineering challenges and then leveraging those answers into new product offerings.

Recent investments are expected to significantly strengthen our leadership position while enhancing our operational performance and customer service.
Major Customers
We sell products and services that are used in a diverse range of demanding applications around the world. Our customers include companies in the following market sectors: oil & gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. Our customer base is diverse. In 2014, we did not have direct sales to any single customer that accounted for 10% or more of total sales.
Products
We believe we produce some of the cleanest, highest performing alloy air-melted steels in the world for our customers’ most demanding applications. Most of our steel is custom-engineered. We leverage our technical knowledge, development expertise and production and engineering capabilities across all of our products and end-markets to deliver high-performance products to our customers.
SBQ Steel and Seamless Mechanical Steel Tubing. Our focus is on alloy steel, although in total we manufacture more than 450 grades of high-performance carbon, micro-alloy and alloy steel, sold as ingots, bars and tubes. These products are custom-made in a variety of chemistries, lengths and finishes. Our metallurgical expertise and what we believe to be unique operational capabilities drive high-value solutions for industrial, energy and mobile customers. Our specialty steels are featured in a wide variety of end products including: oil country drill pipe; bits and collars; gears; hubs; axles; crankshafts and connecting rods; bearing races and rolling elements; bushings; fuel injectors; wind energy shafts; anti-friction bearings; and other demanding applications where mechanical power transmission is critical to the end-customer.
Value-added Precision Products and Services. In addition to our customized steels, we also custom-make precision components that provide us with the opportunity to further expand our market for bar and tubing products and capture additional sales by streamlining customer supply chains. These products provide customers, especially those in the automotive, energy and bearing industries, with ready-to-finish components that simplify vendor management, streamline supply chains and often cost less than other alternatives. We also customize products and services for the energy market sector. We offer well-boring and finishing products that, when combined with our wide range of high-quality alloy steel bars and tubes, can create a one-stop steel source for customers in the energy market sector. Our experts operate precision honing, pull-boring, skiving, outside diameter turning and milling equipment to deliver precision hole-finishing to meet exacting dimensional tolerances.
Sales and Distribution
Our products are sold by a sales force largely made up of engineers that are backed by a team of metallurgists and other technical experts. We work with customers in the automotive and truck; forging; construction; industrial equipment; oil & gas drilling and anti-friction bearing. These customized solutions are manufactured to exact specifications and typically shipped directly from our steel manufacturing plants to customers. While most of our products are sold directly to OE manufacturers, a portion of our sales are made through authorized distributors and steel service centers.
The majority of our customers are served through individually negotiated contracts that have one-year terms. A smaller percentage of our contracts extend for more than one year and contain prices fixed for a period extending beyond current shipments. Typically, these types of contracts include a commitment by the customer to purchase a designated percentage of its requirements from us. We do not believe that there is any significant loss of earnings risk associated with any given contract.
Competition
The steel industry, both domestically and globally, is highly competitive and is expected to remain so. Maintaining high standards of product quality and reliability, while keeping production costs competitive, is essential to our ability to compete with domestic and foreign manufacturers of mechanical components and alloy steel. For bar products less than 6-inch in diameter, principal competitors include foreign-owned domestic producers Gerdau Special Steel North America (a unit of Brazilian steelmaker Gerdau, S.A) and Republic Steel (a unit of Mexican steel producer ICH). For bar products up to 9-inch in diameter, domestic producers Steel Dynamics, Inc. and Nucor Corporation are our principal competitors. For very large bars from 9 to 16 inches in diameter, offshore producers are the primary competitors as well as specialty forging companies in North America such as Scot Forge and Sorel Steel. For seamless tubing, offshore producers such as Tenaris, S.A. and Vallourec, S.A. are our primary competitors as well as the foreign-owned domestic producer ArcelorMittal Tubular Products (a unit of Luxembourg based ArcelorMittal, S.A.). We also provide unique value-added steel products and supply chain solutions to our customers in the industrial, energy and automotive sectors. Competitors within the value-added market sector are non-integrated component producers such as Linamar, Jernberg and Curtis Screw Company.
Backlog
The backlog of orders for our operations is estimated to have been $571.1 million at December 31, 2014 and $285.7 million at December 31, 2013.
Virtually our entire backlog at December 31, 2014 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers’ ever-changing production schedules. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.
Raw Materials
The principal raw materials that we use to manufacture steel are recycled scrap metal, chrome, nickel, molybdenum oxide, vanadium and other alloy materials. Raw materials comprise a significant portion of the steelmaking cost structure and are subject to price and availability changes due to global demand fluctuations and local supply limitations. Proper selection and management of raw materials can have a significant impact on procurement cost, flexibility to supply changes, steelmaking energy costs and mill productivity. Because of our diverse order book and demanding steel requirements, we have developed differentiated expertise in this area and created a raw material management system that contributes to our competitive cost position and advantage.
In addition to accessing scrap and alloys through the open market, we have established a scrap return supply chain with many of our customers. In addition, we operate a scrap processing company for improved access, reliability and cost. Our raw material feeder system is designed to achieve high consistency, reliable chemistry and low variability from a number of our sources. We have extensive segregation points, chemistry monitoring, computerized modeling of variability and total systems optimization (inventory, operating practices, capacity impact, order book, procurement flexibility and strategy). Roughly 40% of our raw material sources are considered “highly controlled,” which gives us greater flexibility to substitute lower-cost scrap based on availability. Our raw material management process achieves competitive procurement at competitive costs. This part of our business solidly rests on a deep knowledge of the raw material supply industry and an extensive network of relationships that result in steady, reliable supply from our raw material sources.
Research
Our engineers analyze customer application challenges and develop new solutions to address them. With nearly a century of experience in materials science and steelmaking, we leverage our technical know-how to improve the performance of our customers’ products and supply chains.
We invest in technology that results in cleaner, stronger, and more easily processed materials. Our engineers drive technology advances in many market sectors, producing new and improved products that have demonstrated increased performance in high-stress conditions. Whether we need to develop new material specifications or help solve a customer processing challenge, our advanced material engineers are among the most knowledgeable in our industry.
This expertise extends to advanced process technology in which advanced material conversion, finishing, gaging and assembly enables high quality production of our products. With resources dedicated to studying, developing and implementing new manufacturing processes and technologies, we are able to support new product growth and create value for our customers.
Our research and development expenditures for the years ended December 31, 2014, 2013 and 2012 were $8.5 million, $9.4 million and $11.2 million, respectively.
Environmental Matters
We continue our efforts to protect the environment and comply with environmental protection laws. Additionally, we have invested in pollution control equipment and updated plant operational practices. We are committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard. Six of our plants have obtained an ISO 14001 certification.
We believe we have established appropriate reserves to cover our environmental expenses. We have a well-established environmental compliance audit program for our domestic units. This program measures performance against applicable laws as well as against internal standards that have been established for all units. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, we are unsure of the future financial impact to us that could result from the United States Environmental Protection Agency’s (EPA), final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. In addition, we are unsure of the future financial impact to us that could result from the EPA instituting hourly ambient air quality standards for sulfur dioxide and nitrogen oxide. We are also unsure of the potential future financial impact to us that could result from possible future legislation regulating emissions of carbon dioxide or greenhouse gases.
We and certain of our subsidiaries located in the U.S. have been identified as potentially responsible parties for investigation and remediation at off-site disposal or recycling facilities under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) known as the Superfund, or state laws similar to CERCLA. In general, such claims for investigation and remediation also have been asserted against numerous other entities, which are believed to be financially solvent and are expected to substantially fulfill their proportionate share of any obligations.
From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. As of December 31, 2014, we recorded reserves for such environmental matters of $1.3 million classified as other current liabilities on the Consolidated Balance Sheets. There were no amounts accrued as of December 31, 2013. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows, or results of operations.
Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Patents, Trademarks and Licenses
We own a number of U.S. and foreign patents, trademarks, licenses, copyrights and trade secrets, as well as substantial know-how and technology relating to certain products and the processes for their production. While we regard these as important, we do not deem our business as a whole, or any segment, to be materially dependent upon any one item or group of items.
Employment
At December 31, 2014, we had approximately 3,000 employees. Approximately 57% of our employees are covered under one of two collective bargaining agreements that run through December 2016 and September 2017, respectively.
Available Information
We use our Investor Relations website at http://investors.timkensteel.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC), including our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our website free of charge. In addition, our website allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our website. The SEC also maintains a web site, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, financial condition and results of operations. The risks that are highlighted below are not the only ones we face. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to our spinoff from Timken, while others relate principally to our business and the industry in which we operate or to the securities markets in general and ownership of our common shares. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
Risks Relating to Our Industry and Our Business
Competition in the steel industry, together with potential global overcapacity, could result in significant pricing pressure for our products.
Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. The steel industry has historically been characterized by periods of excess global capacity and supply. Excess global capacity and supply has, and could continue to, negatively affected domestic steel prices, which could adversely impact our results of operations and financial condition. High levels of steel imports into the United States could exacerbate the decrease in domestic steel prices.
Additionally, in some applications, steel competes with other materials. Increased use of materials in substitution for steel products could have a material adverse effect on prices and demand for our steel products.
Any change in the operation of our raw material surcharge mechanisms, a raw material market index or the availability or cost of raw materials and energy resources could materially affect our revenues and earnings.
We require substantial amounts of raw materials, including scrap metal and alloys and natural gas, to operate our business. Many of our customer contracts contain surcharge pricing provisions that are designed to enable us to recover raw material cost increases. The surcharges are generally tied to a market index for that specific raw material. Recently, many raw material market indices have reflected significant fluctuations. Any change in a raw material market index could materially affect our revenues. Any change in the relationship between the market indices and our underlying costs could materially affect our earnings. Any change in our projected year-end input costs could materially affect our last-in, first-out (LIFO) inventory valuation method and earnings.
A rapid rise in raw material costs could have a negative effect on our operating results. Since we value the majority of our inventory utilizing the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of products sold in the current period even though these material and other costs may have been incurred at significantly different values due to the length of time of our production cycle. In a period of rising prices, cost of products sold expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.
Moreover, future disruptions in the supply of our raw materials could impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials from other sources, and could thereby affect our sales and profitability. Any increase in the prices for such raw materials could materially affect our costs and therefore our earnings.
We rely to a substantial extent on third parties to supply certain raw materials that are critical to the manufacture of our products. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on acceptable price and other terms, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In addition, to the extent we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.
Our operating results depend in part on continued successful research, development and marketing of new and/or improved products and services, and there can be no assurance that we will continue to successfully introduce new products and services.
The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our business is affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. We may experience difficulties or delays in the research, development, production, or marketing of new products and services that may prevent us from recouping or realizing a return on the investments required to bring new products and services to market.

New technologies in the steel industry may: (a) improve cost competitiveness; (b) increase production capabilities; or (c) improve operational efficiency compared to our current production methods. However, we may not have sufficient capital to invest in such technologies or to make certain capital improvements, and may, from time to time, incur cost over-runs and difficulties adapting and fully integrating these technologies or capital improvements into our existing operations. We may also encounter control or production restrictions, or not realize the cost benefit from such capital intensive technology adaptations or capital improvements to our current production processes. Customers continue to demand stronger and lighter products, among other adaptations to traditional products. We may not be successful in meeting these technological challenges and there may be increased liability exposure connected with the supply of additional products and services or an adverse impact to our results of operations and profitability.
Our business is capital intensive, and if there are downturns in the industries we serve, we may be forced to significantly curtail or suspend operations with respect to those industries, which could result in our recording asset impairment charges or taking other measures that may adversely affect our results of operations and profitability.
Our business operations are capital intensive, and we devote a significant amount of capital to certain industries. If there are downturns in the industries we serve, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, recording asset impairment charges and other measures. In addition, we may not realize the benefits or expected returns from announced plans, programs, initiatives and capital investments. Any of these events could adversely affect our results of operations and profitability.
We are dependent on our key customers.
As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2014, sales to our 10 and 20 largest customers accounted for approximately 44% and 62% of our net sales, respectively. These figures include sales to Timken, which accounted for approximately 5% of 2014 net sales. Sales to Timken include direct sales only. Due to competitive pressures, we face the risk of losing key customers.
Weakness in global economic conditions or in any of the industries or geographic regions in which we or our customers operate, as well as the cyclical nature of our customers’ businesses generally or sustained uncertainty in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.
Our results of operations may be materially affected by the conditions in the global economy generally and in global capital markets. There has been volatility in the capital markets and in the end markets and geographic regions in which we or our customers operate, which has negatively affected our revenues. Many of the markets in which our customers participate are also cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and government actions. Many of these factors are beyond our control.
A decline in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit, as well as volatility in the capital and credit markets, could adversely affect the business and economic environment in which we operate and the profitability of our business. We also are exposed to risks associated with the creditworthiness of our suppliers and customers. If the availability of credit to fund or support the continuation and expansion of our customers’ business operations is curtailed or if the cost of that credit is increased, the resulting inability of our customers or of their customers to either access credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. These conditions and a disruption of the credit markets could also result in financial instability of some of our suppliers and customers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events could adversely affect our profitability, cash flow and financial condition.
Our capital resources may not be adequate to provide for all of our cash requirements, and we are exposed to risks associated with financial, credit, capital and banking markets.
In the ordinary course of business, we will seek to access competitive financial, credit, capital and/or banking markets. Currently, we believe we have adequate access to these markets to meet our reasonably anticipated business needs based on our historic financial performance, as well as our expected continued strong financial position. To the extent our access to competitive financial, credit, capital and/or banking markets was to be impaired, our operations, financial results and cash flows could be adversely impacted.
Product liability, warranty and product quality claims could adversely affect our operating results.
We produce high-performance carbon and alloy steel, sold as ingots, bars and tubes in a variety of chemistries, lengths and finishes designed for our customers’ demanding applications. Failure of the materials that are included in our customers’ applications could give rise to product liability or warranty claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us. If we fail to meet a customer’s specifications for its products, we may be subject to product quality costs and claims. A successful warranty or product liability claim against us could have a material adverse effect on our earnings.
The cost and availability of electricity and natural gas are also subject to volatile market conditions.
Steel producers like us consume large amounts of energy. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. As large consumers of electricity and gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters or by political considerations would substantially disrupt our production. Moreover, many of our finished steel products are delivered by truck. Unforeseen fluctuations in the price of fuel would also have a negative impact on our costs or on the costs of many of our customers. In addition, changes in certain environmental regulations in the United States, including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions, could substantially increase the cost of manufacturing and raw materials, such as energy, to us and other U.S. steel producers.
We may incur restructuring and impairment charges that could materially affect our profitability.
Changes in business or economic conditions, or our business strategy, may result in actions that require us to incur restructuring or impairment charges in the future, which could have a material adverse effect on our earnings.
Environmental laws and regulations impose substantial costs and limitations on our operations, and environmental compliance may be more costly than we expect.
We are subject to the risk of substantial environmental liability and limitations on our operations due to environmental laws and regulations. We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid and hazardous waste handling and disposal and the investigation and remediation of contamination. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs.
Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged property damage or personal injury. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.
From both a medium- and long-term perspective, we are likely to see an increase in costs relating to our assets that emit relatively significant amounts of greenhouse gases as a result of new legal and regulatory initiatives. These initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete.
Unexpected equipment failures or other disruptions of our operations may increase our costs and reduce our sales and earnings due to production curtailments or shutdowns.
Interruptions in production capabilities would likely increase our production costs and reduce sales and earnings for the affected period. In addition to equipment failures, our facilities and information technology systems are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment for which there may be only limited or no production alternatives, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures, which could cause us to lose or prevent us from taking advantage of various business opportunities or prevent us from responding to competitive pressures.
A significant portion of our manufacturing facilities are located in Stark County, Ohio, which increases the risk of a significant disruption to our business as a result of unforeseeable developments in this geographic area.
It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing facilities in Stark County, Ohio. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment deadlines or address other significant issues, any of which could have a material adverse effect on our business, financial condition or results of operations.
We may be subject to risks relating to our information technology systems.
We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. A breach in security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business or results of operations. While we have policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from all potential compromises or breaches of security.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2014, approximately 57% of our employees were covered under one of two collective bargaining agreements that run through December 2016 and September 2017, respectively. Any failure to negotiate and conclude new collective bargaining agreements with the unions when the existing agreements expire could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to a wide variety of domestic and foreign laws and regulations that could adversely affect our results of operations, cash flow or financial condition.
We are subject to a wide variety of domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators.
Compliance with the laws and regulations described above or with other applicable foreign, federal, state, and local laws and regulations currently in effect or that may be adopted in the future could materially adversely affect our competitive position, operating results, financial condition and liquidity.
If we are unable to attract and retain key personnel, our business could be materially adversely affected.
Our business substantially depends on the continued service of key members of our management. The loss of the services of a significant number of members of our management could have a material adverse effect on our business. Modern steel-making uses specialized techniques and advanced equipment and requires experienced engineers and skilled laborers. Our future success will depend on our ability to attract and retain highly skilled personnel, such as engineers and experienced laborers, as well as finance, marketing and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high-quality employees, our business could be materially adversely affected.

We may not realize the improved operating results that we anticipate from past and future acquisitions and we may experience difficulties in integrating acquired businesses.
We intend to seek to grow, in part, through strategic acquisitions and joint ventures, which are intended to complement or expand our businesses. These acquisitions could involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flows or financial condition could be adversely affected.
Provisions in our corporate documents and Ohio law could have the effect of delaying, deferring or preventing a change in control of us, even if that change may be considered beneficial by some of our shareholders.
The existence of some provisions of our articles of incorporation and regulations and Ohio law could have the effect of delaying, deferring or preventing a change in control of us that a shareholder may consider favorable. These provisions include:

•	providing that our board of directors fixes the number of members of the board;

•	providing for the division of our board of directors into three classes with staggered terms;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings; and

•
authorizing the issuance of “blank check” preferred shares, which could be issued by our board of directors to increase the number of outstanding securities of ours with voting rights and thwart a takeover attempt.

     As an Ohio corporation, we are subject to Chapter 1704 of the Ohio Revised Code (“Chapter 1704”). Chapter 1704 prohibits certain corporations from engaging in a “chapter 1704 transaction” (described below) with an “interested shareholder” for a period of three years after the date of the transaction in which the person became an interested shareholder, unless, among other things, prior to the interested shareholder’s share acquisition date, the directors of the corporation have approved the transaction or the purchase of shares on the share acquisition date.
After the three-year moratorium period, the corporation may not consummate a Chapter 1704 transaction unless, among other things, it is approved by the affirmative vote of the holders of at least two-thirds of the voting power in the election of directors and the holders of a majority of the voting shares, excluding all shares beneficially owned by an interested shareholder or an affiliate or associate of an interested shareholder, or the shareholders receive certain minimum consideration for their shares. A Chapter 1704 transaction includes certain mergers, sales of assets, consolidations, combinations and majority share acquisitions involving an interested shareholder. An interested shareholder is defined to include, with limited exceptions, any person who, together with affiliates and associates, is the beneficial owner of a sufficient number of shares of the corporation to entitle the person, directly or indirectly, alone or with others, to exercise or direct the exercise of 10% or more of the voting power in the election of directors after taking into account all of the person’s beneficially owned shares that are not then outstanding.
We are also subject to Section 1701.831 of the Ohio Revised Code (“Section 1701.831”), which requires the prior authorization of the shareholders of certain corporations in order for any person to acquire, either directly or indirectly, shares of that corporation that would entitle the acquiring person to exercise or direct the exercise of 20% or more of the voting power of that corporation in the election of directors or to exceed specified other percentages of voting power. The acquiring person may complete the proposed acquisition only if the acquisition is approved by the affirmative vote of the holders of at least a majority of the voting power of all shares entitled to vote in the election of directors represented at the meeting, excluding the voting power of all “interested shares.” Interested shares include any shares held by the acquiring person and those held by officers and directors of the corporation.
We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay, defer or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.
We may issue preferred shares with terms that could dilute the voting power or reduce the value of our common shares.
Our articles of incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common shares respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our common shares. For example, we could grant holders of preferred shares the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the common shares.
Risks Relating to the Spinoff
Our historical consolidated financial information are not necessarily indicative of our future financial condition, results of operations or cash flows nor do they reflect what our financial condition, results of operations or cash flows would have been as an independent public company during the periods presented.
Some of the historical consolidated financial information included in this Annual Report on Form 10-K does not reflect what our financial condition, results of operations or cash flows would have been as an independent public company during the periods presented and is not necessarily indicative of our future financial condition, future results of operations or future cash flows. This is primarily a result of the following factors:

•
these historical consolidated financial results reflect allocations of expenses for services historically provided by Timken, and those allocations may be significantly lower than the comparable expenses we would have incurred as an independent company;

•
our working capital requirements and capital expenditures historically have been satisfied as part of Timken’s corporate-wide capital allocation and cash management programs; as a result, our debt structure and cost of debt and other capital may be significantly different from that reflected in our historical consolidated financial statements;

•
the historical consolidated financial information may not fully reflect the increased costs associated with being an independent public company, including significant changes that have occurred in our cost structure, management, financing arrangements and business operations as a result of our spinoff from Timken; and

•
the historical consolidated financial information may not fully reflect the effects of certain liabilities that will be incurred or have been assumed by us and may not fully reflect the effects of certain assets and liabilities that have been retained by Timken.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and corresponding notes included elsewhere in this Annual Report on Form 10-K.
We have limited history operating as an independent public company. We have and may continue to incur additional expenses to create the corporate infrastructure necessary to operate as an independent public company and we will experience increased ongoing costs in connection with being an independent public company.
Prior to the spinoff, we used Timken’s corporate infrastructure to support our business functions, including information technology systems. The expenses related to establishing and maintaining this infrastructure were spread among all of the Timken businesses. We no longer have access to Timken’s infrastructure and are in the process of establishing our own. We began to incur infrastructure costs in 2014 and expect to continue to incur such costs in 2015.
Prior to the spinoff, Timken performed many important corporate functions for us, including certain treasury, tax administration, accounting, financial reporting, human resource services, marketing and communications, information technology, incentive compensation, legal and other services. Following the spinoff, Timken continues to provide some of these services to us on a transitional basis pursuant to a transition services agreement. We cannot assure you that all these functions will be successfully executed by Timken during the transition period or that we will not have to expend significant efforts or costs materially in excess of those estimated in the transition services agreement. Any interruption in these services could have a material adverse effect on our financial condition, results of operation and cash flows. In addition, at the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. It is currently estimated that the ongoing costs to be incurred related to the transition to becoming an independent public company and replacing the services previously provided by Timken will range from approximately $1 million to $1.5 million. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical consolidated financial statements or that we have agreed to pay Timken during the transition period. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, financial condition, results of operations and cash flows.

We remain subject to continuing contingent liabilities of Timken following the spinoff.
There are several significant areas where the liabilities of Timken may yet become our obligations. The separation and distribution agreement and employee matters agreement generally provide that we are responsible for substantially all liabilities that relate to our steel business activities, whether incurred prior to or after the spinoff, as well as those liabilities of Timken specifically assumed by us. In addition, under the Internal Revenue Code (Code) and the related rules and regulations, each corporation that was a member of the Timken consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spinoff is jointly and severally liable for the federal income tax liability of the entire Timken consolidated tax reporting group for that taxable period. In connection with the spinoff, we entered into a tax sharing agreement with Timken that allocated the responsibility for prior period taxes of the Timken consolidated tax reporting group between us and Timken. However, if Timken is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.
If the spinoff does not qualify as a tax-free transaction, Timken could be subject to material amounts of taxes and, in certain circumstances, we could be required to indemnify Timken for material taxes pursuant to indemnification obligations under the tax sharing agreement.
The spinoff was conditioned on Timken’s receipt of an opinion from Covington & Burling LLP, special tax counsel to Timken (or other nationally recognized tax counsel), in form and substance satisfactory to Timken, that the distribution of our common shares in the spinoff qualified as tax-free (except for cash received in lieu of fractional shares) to us, Timken and Timken shareholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the Code. Such opinion was delivered to us by special tax counsel prior to the effectiveness of our registration statement on Form 10 relating to the spinoff. The opinion relied on, among other things, various assumptions and representations as to factual matters made by Timken and us which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such counsel in its opinion. We are not aware of any facts or circumstances that would cause the assumptions or representations relied on in the opinion of counsel to be inaccurate or incomplete in any material respect. The opinion is not binding on the Internal Revenue Service (IRS), or the courts, and there can be no assurance that the qualification of the spinoff as a transaction under Sections 355 and 368(a) of the Code will not be challenged by the IRS or by others in court, or that any such challenge would not prevail.
If, notwithstanding receipt of the opinion of counsel, the spinoff were determined not to qualify under Section 355 of the Code, Timken would be subject to tax as if it had sold common shares in a taxable sale for their fair market value and would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares.
With respect to taxes and other liabilities that could be imposed on Timken in connection with the spinoff (and certain related transactions) under the terms of the tax sharing agreement we entered into with Timken prior to the spinoff, we may be liable to Timken for any such taxes or liabilities attributable to actions taken by or with respect to us, any of our affiliates, or any person that, after the spinoff, is an affiliate thereof. We may be similarly liable if we breach specified representations or covenants set forth in the tax sharing agreement. If we are required to indemnify Timken for taxes incurred as a result of the spinoff (or certain related transactions) being taxable to Timken, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Potential liabilities associated with certain assumed obligations under the tax sharing agreement cannot be precisely quantified at this time.
Under the tax sharing agreement with Timken, we are responsible generally for all taxes paid after the spinoff attributable to us or any of our subsidiaries, whether accruing before, on or after the spinoff. We have also agreed to be responsible for, and to indemnify Timken with respect to, all taxes arising as a result of the spinoff (or certain internal restructuring transactions) failing to qualify as transactions under Sections 368(a) and 355 of the Code for U.S. federal income tax purposes (which could result, for example, from a merger or other transaction involving an acquisition of our shares) to the extent such tax liability arises as a result of any breach of any representation, warranty, covenant or other obligation by us or certain affiliates made in connection with the issuance of the tax opinion relating to the spinoff or in the tax sharing agreement. As described above, such tax liability would be calculated as though Timken (or its affiliate) had sold its common shares of our company in a taxable sale for their fair market value, and Timken (or its affiliate) would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares. That tax liability could have a material adverse effect on our company.

We may not be able to engage in desirable strategic or equity raising transactions following the spinoff. In addition, under some circumstances, we could be liable for any adverse tax consequences resulting from engaging in significant strategic or capital raising transactions.
Even if the spinoff otherwise qualifies as a tax-free distribution under Section 355 of the Code, the spinoff may result in significant U.S. federal income tax liabilities to Timken under applicable provisions of the Code if 50% or more of Timken’s shares or our shares (in each case, by vote or value) are treated as having been acquired, directly or indirectly, by one or more persons (other than the acquisition of our common shares by Timken shareholders in the spinoff) as part of a plan (or series of related transactions) that includes the spinoff. Under those provisions, any acquisitions of Timken shares or our shares (or similar acquisitions), or any understanding, arrangement or substantial negotiations regarding an acquisition of Timken shares or our shares (or similar acquisitions), within two years before or after the spinoff are subject to special scrutiny. The process for determining whether an acquisition triggering those provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If a direct or indirect acquisition of Timken shares or our shares resulted in a change in control as contemplated by those provisions, Timken would recognize taxable gain. Under the tax sharing agreement, there are restrictions on our ability to take actions that could cause the separation to fail to qualify as a tax-free distribution, and we will be required to indemnify Timken against any such tax liabilities attributable to actions taken by or with respect to us or any of our affiliates, or any person that, after the spinoff, is an affiliate thereof. We may be similarly liable if we breach certain other representations or covenants set forth in the tax sharing agreement. As a result of the foregoing, we may be unable to engage in certain strategic or capital raising transactions that our shareholders might consider favorable, including use of our common shares to make acquisitions and equity capital market transactions, or to structure potential transactions in the manner most favorable to us, without adverse tax consequences, if at all.
Potential indemnification liabilities to Timken pursuant to the separation and distribution agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.
We entered into a separation and distribution agreement with Timken that provides for, among other things, the principal corporate transactions required to affect the spinoff, certain conditions to the spinoff and provisions governing the relationship between our company and Timken with respect to and resulting from the spinoff. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our steel business activities, whether incurred prior to or after the spinoff, as well as those obligations of Timken assumed by us pursuant to the separation and distribution agreement. If we are required to indemnify Timken under the circumstances set forth in the separation and distribution agreement, we may be subject to substantial liabilities.
In connection with our separation from Timken, Timken will indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Timken’s ability to satisfy its indemnification obligations will not be impaired in the future.
Pursuant to the separation and distribution agreement, Timken agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Timken has agreed to retain, and there can be no assurance that the indemnity from Timken will be sufficient to protect us against the full amount of such liabilities, or that Timken will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Timken any amounts for which we are held liable, we may be temporarily required to bear these costs ourselves. If Timken is unable to satisfy its indemnification obligations, the underlying liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Further, Timken’s insurers may deny coverage to us for liabilities associated with occurrences prior to the spinoff. Even if we ultimately succeed in recovering from such insurance providers, we may be required to temporarily bear such loss of coverage.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which are now subject as an independent company. If we are unable to achieve and maintain effective internal controls, our business, financial condition, results of operations and cash flows could be materially adversely affected.
As a result of the spinoff, we are now directly subject to reporting and other obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These reporting and other obligations may place significant demands on our management and administrative and operational resources, including accounting resources. To comply with these requirements, we may need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We may incur additional annual expenses related to these steps, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Canton, Ohio, at a facility we own in fee. We have facilities in six countries: United States, China, England, Mexico, Poland and Singapore. We lease sales office in all of these countries.
We have manufacturing facilities at multiple locations in the United States. These manufacturing facilities are located in Akron, Canton (3) and Eaton, Ohio; Houston, Texas; and Columbus, North Carolina. In addition to these manufacturing facilities, we own or lease warehouses and distribution facilities in the United States, Mexico and China. The aggregate floor area of these facilities is approximately 3.8 million square feet, of which approximately 60-70% was fully utilized at the end of 2014. Approximately 161,000 square feet of this aggregate floor area is leased and the rest is owned in fee. The buildings occupied by us are principally made of brick, steel, reinforced concrete and concrete block construction.
Our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. All buildings are in satisfactory operating condition to conduct our business.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by us in their current roles since the spinoff. The executive officers of our Company as of March 2, 2015 are as follows:

Name	Age	Current Position
Ward J. Timken, Jr.	47	Chairman, Chief Executive Officer and President
Christopher J. Holding	56	Executive Vice President and Chief Financial Officer
Donald L. Walker	58	Executive Vice President of Human Resources and Organizational Advancement
Frank A. DiPiero	59	Executive Vice President and General Counsel

Ward J. Timken, Jr. is Chairman of our Board of Directors and our Chief Executive Officer and President. Prior to the spinoff, Mr. Timken served as a director of Timken since 2002 and as Chairman of the Board of Directors of Timken from 2005 until mid-2014. Mr. Timken was President of Timken’s steel business from 2004 to 2005, Corporate Vice President of Timken from 2000 to 2003 and held key leadership positions in Timken’s European and Latin American businesses from 1992 to 2000. Prior to joining Timken, Mr. Timken opened and managed the Washington, D.C. office of McGough & Associates, a Columbus, Ohio-based government affairs consulting firm. Mr. Timken is also a member of the board of Timken, since 2002, and Pella Corporation, where he has served since 2008.
Christopher J. Holding is our Executive Vice President and Chief Financial Officer. Prior to the spinoff, Mr. Holding served as Senior Vice President of Tax and Treasury since 2010, as Controller of the Process Industries segment from 2008 to 2010, as Industrial Controller from 2006 to 2008, and as Operations Controller from 2004 to 2006, in each case for Timken. Mr. Holding earned his bachelor’s and master’s degrees from the University of Cincinnati and is a certified public accountant.
Donald L. Walker is our Executive Vice President of Human Resources and Organizational Advancement. Prior to the spinoff, Mr. Walker served as Senior Vice President - Human Resources and Organizational Advancement at Timken since 2004. Mr. Walker earned his bachelor’s degree in psychology and a master’s degree in industrial psychology, both from Western Michigan University, and a J.D. from Capital University. Mr. Walker also attended the Massachusetts Institute of Technology Sloan Fellow Program, where he earned a master’s degree in business administration.
Frank A. DiPiero is our Executive Vice President, General Counsel and Secretary. Mr. DiPiero joined Timken in 2014 in anticipation of the spinoff. Previously, Mr. DiPiero was Associate General Counsel, UTC Aerospace Systems of United Technologies Corporation, a provider of technology products and services to the global aerospace and building systems industries, from 2012 to 2013, Vice President, Corporate Secretary and Segment Counsel, Electronic Systems of Goodrich Corporation (Goodrich Corporation became a subsidiary of United Technologies Corporation through a merger in 2012) from 2010 to 2012, and Segment Counsel, Actuation and Landing Systems of Goodrich Corporation from 2004 to 2010. Mr. DiPiero earned his bachelor’s degree in history from Youngstown State University and a J.D. from The University of Toledo College of Law.

PART II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Stock Prices and Cash Dividends Per Share:
Our common shares are traded on the New York Stock Exchange (NYSE) under the symbol “TMST.” The estimated number of record holders of our common shares at December 31, 2014 was 4,379.
The following table provides information about the high and low closing sales prices for our common shares and dividends declared for each quarter starting July 1, 2014, the date on which our common shares began regular-way trading on the NYSE:

	2014
	Stock prices		Dividends
	High	Low	per share
Third quarter	$49.94	$40.41	$0.14
Fourth quarter	$44.55	$31.17	$0.14
Issuer Purchases of Common Shares:
The following table provides information about purchases of our common shares by us during the quarter ended December 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
10/01/14 – 10/31/14	75	$46.40	—	3,000,000
11/01/14 – 11/30/14	589,411	$37.53	589,358	2,410,642
12/01/14 – 12/31/14	243,625	$34.78	243,564	2,167,078
Total	833,111	$36.73	832,922	2,167,078

(1)All shares not included in the number of shares purchased as part of publicly announced plans or programs were surrendered or deemed surrendered to us in connection with our share-based compensation plans.
(2)On August 6, 2014, our Board of Directors approved a share repurchase plan pursuant to which we may repurchase up to three million of our common shares in the aggregate. This share repurchase plan expires on December 31, 2016. We may repurchase such shares from time to time in open market purchases or privately negotiated transactions. We may make all or part of these repurchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Performance Graph:
The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s (S&P) MidCap 400 Index and S&P Steel Group Index assuming $100 was invested and that cash dividends were reinvested for the period from July 1, 2014 through December 31, 2014.

Date	TimkenSteel Corporation	S&P MidCap 400 Index	S&P 500 Steel Index
July 1, 2014	$100.00	$100.00	$100.00
September 30, 2014	$120.95	$96.02	$104.20
December 31, 2014	$96.71	$102.11	$95.49
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA
The Consolidated Financial Statements for periods prior to the separation include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. Our historical results of operations, financial position, and cash flows presented in the Consolidated Financial Statements for periods prior to the separation may not be indicative of what they would have been had we actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of our future results of operations, financial position and cash flows.

	Years Ended December 31,
(dollars and shares in millions, except per share data)	2014	2013	2012	2011	2010
Statement of Income Data:
Net sales	$1,674.2	$1,380.9	$1,728.7	$1,956.5	$1,359.5
Net income	104.4	89.5	155.2	167.2	80.2
Earnings per share(1):
Basic	$2.29	$1.96	$3.39	$3.66	$1.75
Diluted	$2.27	$1.94	$3.36	$3.62	$1.73
Cash dividends declared per share	$0.28	$—	$—	$—	$—
Weighted average shares outstanding, diluted	46.0	46.2	46.2	46.2	46.2
Balance Sheet Data:
Total assets (as of period end)	$1,364.1	$1,078.8	$960.7	$982.1	$834.9
Long-term debt (as of period end)	185.2	30.2	30.2	30.2	38.7
(1) See Note 9 — “Earnings Per Share” in the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

Spinoff
We became an independent company as a result of the distribution by Timken of 100 percent of the outstanding common shares of TimkenSteel to Timken shareholders. Each Timken shareholder of record as of the close of business on June 23, 2014 (Record Date) received one TimkenSteel common share for every two Timken common shares held as of the Record Date. The spinoff was completed on June 30, 2014 and was structured to be tax-free to both Timken and TimkenSteel shareholders.
Changes to Segment Reporting
We changed the method by which certain costs and assets are allocated to our reportable segments beginning with the third quarter of 2014. The change reflects a refinement of our internal reporting to align with the way management now makes operating decisions and manages the growth and profitability of our business as an independent company subsequent to the spinoff from Timken. This change corresponds with management’s current approach to allocating costs and resources and assessing the performance of its segments. We report segment information in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, “Segment Reporting.” There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment cost structure. All periods presented have been adjusted to reflect this change.
Business Overview
Based on our knowledge of the steel industry, we believe we are the only focused SBQ steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among the North American steel producers. In addition, based on our internal estimates, we have historically supplied, on average, approximately 30% of the seamless mechanical tube demand in the United States.
We believe we are the leading manufacturer of SBQ steel large bars (6-inch in diameter and greater) and seamless mechanical tubing in North America and the only steel manufacturer with capabilities of developing SBQ steel large bars up to 16-inches in diameter. Our business model is unique in our industry, we believe, in that we have the flexibility to produce customized SBQ steel for our customers in high or low volume, as the situation dictates, whereas most producers of customized SBQ steel products generally produce in only either high or low volume, but not both. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains.
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. Our portfolio includes SBQ bars, seamless mechanical tubing and precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are used as a feeder system for our operations.
Capital Investments
Our recent investments are expected to significantly strengthen our position as a leader in providing differentiated solutions for the energy, industrial and automotive market sectors, while enhancing our operational performance and customer service capabilities.
On July 17, 2014, we announced plans to invest in additional advanced quench-and-temper heat-treat capacity. The $40 million facility, which we expect will be fully operational within two years, will perform quench-and-temper heat-treat operations and, we believe, will have capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. On October 8, 2014, we announced that this facility will be located in Perry Township, Ohio on the site of our Gambrinus Steel Plant near three existing thermal treatment facilities. This facility will be larger than each of our three existing thermal treatment facilities in Canton, Ohio.
In October 2014, we completed our investment in the world’s largest jumbo bloom vertical caster, which cost approximately $200 million, excluding capitalized interest. We expect, once fully ramped, the new caster will improve yield by approximately 10%, increase annual finished ton capacity by up to 125,000 tons and expand our product range servicing the energy and industrial market sectors by providing large bar capabilities unique in the United States. As of December 31, 2014, approximately $196 million of costs had been incurred to date related to the new caster. An additional ladle refiner became fully operational in May 2013 and has nearly doubled the refining capacity of the Faircrest Steel plant and has added annual melt ton capacity of approximately 40,000 tons.
A $50 million steel tube intermediate finishing line (IFL) project was completed in February 2013. This investment increased operational efficiency, quality and safety in our steel tube manufacturing operations. The IFL incorporates the latest technology and employs lean processes, which have improved employee safety through reduced product handling and material movements and led to reduced in-process inventory. Customer service has been improved through a 65% reduction in steel tube finishing cycle time, while finishing labor productivity has increased by 40%. The IFL also incorporates a more environmentally friendly water jet de-scaling spray system that replaces the former pickling process.
An in-line forge press was completed in December 2012 at a cost of approximately $35 million. The 3,300-ton forge press offers our customers sound-center engineered steel bars. The investment provides an opportunity to focus on new markets, adds additional capacity and operating efficiencies. The forge press uses an innovative large-bar forged-rolled process, which we developed and installed to enhance center soundness of a larger cross-section of our SBQ steel. Combined with our recent investment in an ultrasonic test large-bar inspection line, the new forging capabilities reinforces our position as a premier provider of sound-center large bars of up to 16 inches in diameter.
These investments reinforce our position of offering what we believe to be the broadest range of SBQ bars and seamless mechanical tubing steel capabilities in North America and enhance our position as a leader in large bar capabilities in North America.
Markets We Serve
We sell products and services that are used in a diverse range of demanding applications around the world. Our customers include companies in the following market sectors: oil and gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. Our customer base is diverse. We do not have direct sales to any single customer that account for 10% or more of our total sales. The table below summarizes our sales by market sector for fiscal years 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Distribution	24%	20%	23%
Oil & Gas	18%	16%	17%
Passenger Car	16%	21%	15%
Light Truck	16%	18%	13%
Industrial	8%	4%	6%
Machinery(1)	7%	10%	13%
Rail	3%	2%	2%
Mining	2%	2%	3%
Construction	1%	2%	2%
Other(2)	5%	5%	6%
Total	100%	100%	100%
(1) “Machinery” includes historic intercompany sales to Timken.
(2) “Other” represents end-market sectors that comprise less than 2% of total net sales and include the following market sectors: military/defense, heavy and medium truck, agriculture, metals recycling, power generation, marine and aerospace.
Key indicators for our market include U.S. light vehicle production Seasonally Adjusted Annual Rate, oil and gas rig count activity, U.S. footage drilled, and industrial production for agriculture and construction markets, distribution and mining and oil field machinery products. In addition, we closely monitor the Purchasing Managers’ Index, which is a leading indicator for our overall business.

Impact of Raw Material Prices and LIFO
In the ordinary course of business, we are exposed to the volatility of the costs of our raw materials. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing process. We utilize a raw material surcharge mechanism that is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales.
We value certain of our inventory utilizing the LIFO inventory valuation method. Changes in the cost of raw materials and production activities are recognized in cost of products sold in the current period even though these materials and other costs may have been incurred in different periods at significantly different values due to the length of time of our production cycle. In a period of rising raw material prices, cost of products sold expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of products sold recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. In periods of rising inventories and deflating raw material prices, the likely result will be a positive impact to net income. Conversely, in periods of rising inventories and increasing raw materials prices, the likely result will be a negative impact to net income.
Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Years Ended December 31,
	2014	2013	$ Change	% Change
Net sales	$1,674.2	$1,380.9	$293.3	21.2%
Net sales, excluding surcharges	1,284.2	1,080.7	203.5	18.8%
Gross profit	273.8	223.2	50.6	22.7%
Gross margin	16.4%	16.2%	NM	20 bps
Selling, general and administrative expenses	112.1	91.8	20.3	22.1%
Net income	104.4	89.5	14.9	16.6%
Scrap index per ton	418	405	13	3.2%
Shipments (in tons)	1,093,692	918,243	175,449	19.1%
Average selling price per ton, including surcharges	$1,531	$1,504	$27	1.8%
Net Sales
Net sales for the year ended December 31, 2014 were $1,674.2 million, an increase of $293.3 million, or 21%, compared to the year ended December 31, 2013. Excluding surcharges, net sales increased $203.5 million, or 19%. The increase was driven by higher shipments in the industrial, energy and distribution market sectors.
Gross Profit
Gross profit for the year ended December 31, 2014 was $273.8 million, an increase of $50.6 million, or 23%, compared to the year ended December 31, 2013. Higher gross profit resulted from higher sales volume, favorable mix, and lower manufacturing expense resulting from better manufacturing performance. These items were partially offset by unfavorable raw material spread, increased LIFO expense, negative weather-related costs and certain one-time expenses, including separation-related costs.
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
Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses for the year ended December 31, 2014 increased $20.3 million, or 22%, compared to the year ended December 31, 2013. The increase was due primarily to costs to operate as a stand-alone independent organization.

Provision for Income Taxes

	Years Ended December 31,
	2014	2013	$ Change	% Change
Provision for income taxes	$53.8	$38.1	$15.7	41.2%
Effective tax rate	34.0%	29.9%	NM	410 bps
The increase in the effective tax rate in the year ended December 31, 2014 compared to the year ended December 31, 2013 was due primarily to the tax benefit of the reversal of a reserve related to uncertain tax positions in 2013, with no corresponding 2014 tax benefit.
Business Segments

Industrial & Mobile	Years Ended December 31,
	2014	2013	$ Change	% Change
Net sales	$962.0	$865.0	$97.0	11.2%
Net sales, excluding surcharges	744.4	683.5	60.9	8.9%
EBIT	79.8	83.9	(4.1)	(4.9)%
EBIT margin	8.3%	9.7%	NM	(140) bps
Shipments (in tons)	639,744	587,230	52,514	8.9%
Average selling price per ton, including surcharges	$1,504	$1,473	$31	2.1%
Industrial & Mobile segment net sales increased 11% in 2014 compared to 2013. Excluding surcharges, net sales increased 9%. The increase was driven by strong demand in the industrial market sector.
EBIT decreased 5% in 2014 compared to 2013 due to higher selling, general and administrative costs needed to operate as a stand-alone independent organization, unfavorable raw material spread and mix, partially offset by higher volume and favorable manufacturing utilization.

Energy & Distribution	Years Ended December 31,
	2014	2013	$ Change	% Change
Net sales	$712.2	$515.9	$196.3	38.1%
Net sales, excluding surcharges	539.8	397.2	142.6	35.9%
EBIT	98.8	58.6	40.2	68.6%
EBIT margin	13.9%	11.4%	NM	250 bps
Shipments (in tons)	453,948	331,013	122,935	37.1%
Average selling price per ton, including surcharges	$1,569	$1,559	$10	0.6%
Energy & Distribution segment net sales increased 38% during the year ended December 31, 2014 compared to 2013. Excluding surcharges, net sales increased 36%. The increase was driven by higher volume across both the energy and distribution market sectors.
EBIT increased 69% during the year ended December 31, 2014 compared to 2013. The increase was driven by higher volume, favorable mix, and better manufacturing utilization, partially offset by higher raw material spread and selling, general and administrative expenses due to costs to operate as an independent organization.

Unallocated	Years Ended December 31,
	2014	2013	$ Change	% Change
LIFO	$6.9	$1.5	$5.4	360.0%
Corporate expenses	12.6	13.2	(0.6)	(4.5)%
Unallocated	19.5	14.7	4.8	32.7%
Unallocated % to net sales	1.2%	1.1%	NM	10 bps
Unallocated are costs associated with strategy, corporate development, tax, treasury, legal, internal audit, LIFO and general administration expenses. Unallocated increased $4.8 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to increased LIFO expense.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Years Ended December 31,
	2013	2012	$ Change	% Change
Net sales	$1,380.9	$1,728.7	($347.8)	(20.1)%
Net sales, excluding surcharges	1,080.7	1,311.7	(231.0)	(17.6)%
Gross profit	223.2	338.9	(115.7)	(34.1)%
Gross margin	16.2%	19.6%	NM	(340) bps
Selling, general and administrative expenses	91.8	103.5	(11.7)	(11.3)%
Net income	89.5	155.2	(65.7)	(42.3)%
Scrap index per ton	405	429	(24)	(5.6)%
Shipments (in tons)	918,243	1,070,380	(152,137)	(14.2)%
Average selling price per ton, including surcharges	$1,504	$1,615	($111)	(6.9)%
Net Sales
Net sales for 2013 decreased 20% compared to 2012. Excluding surcharges, net sales decreased 18%. The decrease was due primarily to lower volume, as well as unfavorable mix. The lower volume was driven by a decrease in shipments to our industrial and energy end-market sectors, partially offset by higher shipments to our mobile end-market sector.
Gross Profit
Gross profit decreased $115.7 million in 2013 compared to 2012, due primarily to the impact of lower volume and higher manufacturing expense resulting from lower cost absorption, as well as unfavorable mix.
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
Selling, General and Administrative Expenses
SG&A expenses decreased by $11.7 million, or 11%, in 2013 compared to 2012, due primarily to lower incentive compensation expense, partially offset by higher salary and benefit costs.
Provision for Income Taxes

	Years Ended December 31,
	2013	2012	$ Change	% Change
Provision for income taxes	$38.1	$79.1	($41.0)	(51.8%)
Effective tax rate	29.9%	33.8%	NM	(390) bps
The decrease in the effective tax rate in 2013 compared to 2012 was due primarily to discrete U.S. tax benefits, including certain settlements related to tax audits, higher U.S research tax credit and higher earnings in foreign jurisdictions where the effective tax rate is less than 35%. These factors were partially offset by lower U.S. manufacturing deduction and higher U.S. state and local taxes.
Business Segments

Industrial & Mobile	Years Ended December 31,
	2013	2012	$ Change	% Change
Net sales	$865.0	$1,014.1	($149.1)	(14.7)%
Net sales, excluding surcharges	683.5	774.2	(90.7)	(11.7)%
EBIT	83.9	102.0	(18.1)	(17.7)%
EBIT margin	9.7%	10.1%	NM	(40) bps
Shipments (in tons)	587,230	654,988	(67,758)	(10.3)%
Average selling price per ton, including surcharges	$1,473	$1,548	($75)	(4.8)%
Industrial & Mobile segment net sales decreased 15% in 2013 compared to 2012. Excluding surcharges, net sales decreased 12%. The decrease was primarily driven by lower volume and unfavorable mix. The volume decrease was driven by lower shipments to the industrial OE manufacturing end-market sector, partially offset by an increase to the mobile end-market sector.
EBIT decreased by $18.1 million in 2013 compared to 2012 due to lower volume and higher manufacturing expense resulting from lower cost absorption, as well as unfavorable mix.

Energy & Distribution	Years Ended December 31,
	2013	2012	$ Change	% Change
Net sales	$515.9	$714.6	($198.7)	(27.8)%
Net sales, excluding surcharges	397.2	537.5	(140.3)	(26.1)%
EBIT	58.6	128.9	(70.3)	(54.5)%
EBIT margin	11.4%	18.0%	NM	(660) bps
Shipments (in tons)	331,013	415,392	(84,379)	(20.3)%
Average selling price per ton, including surcharges	$1,559	$1,720	($161)	(9.4)%
Energy & Distribution segment net sales decreased 28% in 2013 compared to 2012. Excluding surcharges, net sales decreased 26%. The decrease was driven by lower volume and unfavorable mix. The volume decrease was driven by lower shipments to the energy OE manufacturing and distribution end-market sectors.
EBIT declined by $70.3 million in 2013 compared to 2012, due primarily to lower volume and higher manufacturing expense resulting from lower cost absorption.
In 2012, $3.2 million of segment EBIT related to our Mexico operations was reclassified from Industrial & Mobile to Energy & Distribution to conform to the 2013 presentation.

Unallocated	Years Ended December 31,
	2013	2012	$ Change	% Change
LIFO	$1.5	($15.6)	$17.1	(109.6)%
Corporate expenses	$13.2	$11.9	$1.3	10.9%
Unallocated	$14.7	($3.7)	$18.4	(497.3)%
Unallocated % to net sales	1.1%	(0.2)%	NM	130 bps
Unallocated are costs associated with strategy, corporate development, tax, treasury, legal, internal audit, LIFO and general administration expenses. Unallocated increased $18.4 million for the year ended December 31, 2013 compared to the same period in 2012 primarily due to increased LIFO expense.

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

TimkenSteel	Years Ended December 31,
	2014	2013	2012
Net sales	$1,674.2	$1,380.9	$1,728.7
Less: surcharge revenue	390.0	300.2	417.0
Net sales, excluding surcharges	$1,284.2	$1,080.7	$1,311.7

Industrial & Mobile	Years Ended December 31,
	2014	2013	2012
Net sales	$962.0	$865.0	$1,014.1
Less: surcharge revenue	217.6	181.5	239.9
Net sales, excluding surcharges	$744.4	$683.5	$774.2

Energy & Distribution	Years Ended December 31,
	2014	2013	2012
Net sales	$712.2	$515.9	$714.6
Less: surcharge revenue	172.4	118.7	177.1
Net sales, excluding surcharges	$539.8	$397.2	$537.5
The Balance Sheet
The following discussion is a comparison of the Consolidated Balance Sheets as of December 31, 2014 and 2013:

	December 31,
Current Assets	2014	2013
Cash and cash equivalents	$34.5	$—
Accounts receivable, net, including due from related party	167.1	149.4
Inventories, net	293.8	227.0
Deferred income taxes	20.3	1.7
Prepaid expenses	28.0	0.8
Other current assets	7.6	4.2
Total Current Assets	$551.3	$383.1

Refer to the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the increase in cash and cash equivalents. Accounts receivable, net as of December 31, 2014, increased $17.7 million from December 31, 2013 due primarily to increased sales in the fourth quarter of 2014 as compared to the fourth quarter of 2013. Inventories increased by $66.8 million in response to higher sales demand. Deferred income taxes increased $18.6 million from December 31, 2013 due primarily to certain employee accruals and the retirement and post retirement plans. Prepaid expenses includes a $24 million tax receivable that resulted from a reduction in taxes payable related to a change in tax law subsequent to payment of estimated taxes.

	December 31,
Property, Plant and Equipment, net	2014	2013
Property, plant and equipment, net	$771.9	$664.8

Property, plant and equipment, net increased $107.1 million from December 31, 2013. The increase in property, plant and equipment, net was due to capital expenditures exceeding depreciation expense, as well as the transfer of assets from Timken in conjunction with the spinoff completed on June 30, 2014.

	December 31,
Other Assets	2014	2013
Pension assets	$8.0	$—
Intangible assets, net	30.3	29.0
Other non-current assets	2.6	1.9
Total Other Assets	$40.9	$30.9

During the second quarter of 2014, the assets and liabilities of certain over-funded Timken pension plans related to our employees and retirees were transferred to pension plans sponsored by us.

	December 31,
Liabilities and Equity	2014	2013
Current liabilities	$225.5	$154.9
Long-term debt	185.2	30.2
Accrued pension and postretirement cost	119.1	—
Deferred income taxes	75.1	86.1
Other non-current liabilities	11.1	6.8
Total equity	748.1	800.8
Total liabilities and equity	$1,364.1	$1,078.8
Current liabilities increased to $225.5 million as of December 31, 2014 as compared to $154.9 million as of December 31, 2013. The increase was due primarily to higher accounts payable resulting from higher purchases to meet our production requirements. In addition, during the second quarter of 2014, the assets and liabilities of certain under-funded Timken pension and postretirement plans related to our employees and retirees were transferred to pension and postretirement plans sponsored by us, which are recorded as both current and long-term liabilities. Long-term debt increased due to our borrowings of $155.0 million under our credit facility to fund capital expenditures, to pay a $50.0 million dividend to Timken in connection with the spinoff, to repurchase shares at a cost of $30.6 million, to purchase shares withheld for taxes 4.1 million, to fund cash dividends of $12.7 million paid to shareholders and to fund our operations. The decrease in our deferred income taxes related primarily to the increase of pension and postretirement liabilities. Refer to the Consolidated Statements of Changes in Equity for details of the decrease in total equity.
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

Cash Flows
The following table reflects the major categories of cash flows for years ended December 31, 2014, 2013 and 2012. For additional details, please see the Consolidated Statements of Cash Flows contained elsewhere in this Annual Report.

Cash Flows	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$93.9	$175.1	$296.6
Net cash (used) by investing activities	(129.6)	(183.6)	(167.0)
Net cash provided (used) by financing activities	70.2	8.5	(129.6)
Increase in Cash and Cash Equivalents	$34.5	$—	$—
Operating activities
Net cash provided by operating activities for the years ended December 31, 2014 and 2013 was $93.9 million and $175.1 million, respectively. The $53.3 million decrease was primarily the result of increased use of cash related to changes in our inventory and accounts receivable balances partially offset by higher net income and cash provided by the changes in our accrued expense balances.
Net cash provided by operating activities for the years ended December 31, 2013 and 2012 was $175.1 million and $296.6 million, respectively. The decrease in cash provided by operations of $121.5 million for 2013 as compared to 2012 was primarily the result of lower net income and lower cash provided by our accounts receivable and inventory positions. These decreases were partially offset by a change in our deferred income taxes, as well as increased cash provided by improvements in our accounts payable and accrued liabilities.
Investing activities
Net cash used by investing activities for the years ended December 31, 2014 and 2013 was $129.6 million and $183.6 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes.
Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. Our $288 million construction in progress balance as of December 31, 2014 includes: (a) an investment of approximately $196 million in the jumbo bloom vertical caster to improve productivity, increase capacity and expand our product range; (b) $30 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (c) $62 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $28 million of additional costs including approximately $6 million relating to the jumbo bloom vertical caster; approximately $11 million relating to additional growth initiatives and continuous improvement; and approximately $11 million of additional costs to complete other remaining projects.
Net cash used by investing activities for the years ended December 31, 2013 and 2012 was $183.6 million and $167.0 million, respectively. The increase in cash used for investing activities reflects our increased capital expenditures as we have made strategic investments in our production processes. Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. Our $213 million construction in progress balance as of December 31, 2013 includes: (a) an investment of approximately $143 million in the jumbo bloom vertical caster to improve productivity, increase capacity and expand our product range; (b) $36 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (c) $34 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities.
Financing activities
Net cash provided by financing activities for the year ended December 31, 2014 was $70.2 million due primarily to $155.0 million of borrowings under the credit facility offset by a $50.0 million dividend to Timken in connection with the spinoff, repurchase of shares at a cost of $30.6 million, purchase of shares withheld for taxes of $4.1 million and cash dividends of $12.7 million paid to shareholders.
Net cash provided by financing activities for the year ended December 31, 2013 was $8.5 million due to net transfers from Timken to fund capital expenditures in excess of cash provided by operations.

Financing activities used net cash of $129.6 million for 2012, as excess cash flows of $121.1 million were transferred to Timken. In addition, as part of a settlement with the IRS, in 2012 we redeemed half of the balance outstanding on our variable rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033, totaling $8.5 million, and agreed to redeem the remaining balance of $8.5 million on December 31, 2022. As part of the settlement, the IRS agreed to allow these bonds to remain tax-exempt during the period they are outstanding.
Covenant Compliance
We are required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in our revolving credit facility agreement. As of December 31, 2014, we were in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The maximum consolidated capitalization ratio permitted under the credit facility is 0.50. As of December 31, 2014, our consolidated capitalization ratio was 0.20. The minimum consolidated interest coverage ratio permitted under the credit facility is 3.0. As of December 31, 2014, our consolidated interest coverage ratio was 171.5. The minimum liquidity required under the credit facility is $50 million. As of December 31, 2014, our liquidity was $179.0 million.
We expect to remain in compliance with our debt covenants. However, we may need to limit our borrowings on the revolving commitment in order to remain in compliance. The amount available under the credit facility as of December 31, 2014 was $144.5 million.
Dividends and Share Repurchases
On January 29, 2015, our Board of Directors declared a quarterly cash dividend of $0.14 cents per share. The dividend will be paid on February 27, 2015 to shareholders of record as of February 13, 2015.
On August 6, 2014, our Board of Directors approved a share repurchase plan pursuant to which we may repurchase up to three million of our outstanding common shares in the aggregate. This share repurchase plan expires on December 31, 2016. We may repurchase such shares from time to time in open market purchases or privately negotiated transactions. We are not obligated to acquire any particular amount of common shares and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Through December 31, 2014, $30.6 million was used to repurchase 832,922 shares. Common shares repurchased are held as treasury shares.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$185.2	$—	$—	$155.0	$30.2
Interest payments	12.3	2.7	5.4	4.1	0.1
Operating leases	20.2	8.3	9.2	2.7	—
Purchase commitments	91.1	50.1	37.0	4.0	—
Retirement benefits	939.7	94.5	190.1	196.3	458.8
Total	$1,248.5	$155.6	$241.7	$362.1	$489.1
Long-term debt includes the revolving credit facility and certain revenue refunding bonds. Interest on variable rate debt included in the table above was computed using the assumption that the interest rate at December 31, 2014 was in effect for the remaining term of the variable rate debt. Actual interest could vary. See Item 7A. of this Annual Report for further discussion.
Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding on us. Included in purchase commitments above are certain obligations related to capital commitments, service agreements and energy consumed in our production process. These purchase commitments do not represent our entire anticipated purchases in the future, but represent only those items for which we are presently contractually obligated. The majority of our products and services are purchased as needed, with no commitment. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Retirement benefits represent pension and health care payments expected to be paid to retirees or their beneficiaries over the next ten years. These payments are largely covered by pension and postretirement benefit plan assets.

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
New Accounting Guidance
See Note 2 — “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when title passes to the customer. This occurs at the shipping point except for goods sold by certain foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.
Inventory
Inventories are valued at the lower of cost or market, with approximately 65% valued by the LIFO method and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories are valued by the first-in, first-out, average cost or specific identification methods. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. We recognized an increase in our LIFO reserve of $7.7 million and $1.5 million in 2014 and 2013, respectively.
Long-lived Asset Impairment
Long-lived assets (including tangible assets and intangible assets subject to amortization) are reviewed for impairment when events or changes in circumstances have occurred indicating that the carrying value of the assets may not be recoverable.
We test recoverability of long-lived assets at the lowest level for which there are identifiable cash flows that are independent from the cash flows of other assets. We review product lines, plants, and subsidiaries, as well as individual assets for impairment. Assets and asset groups held and used are measured for recoverability by comparing the carrying amount of the asset or asset group to the sum of future undiscounted net cash flows expected to be generated by the asset or asset group.
Assumptions and estimates about future values and remaining useful lives of our long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.
If an asset or asset group is considered to be impaired, the impairment loss that would be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine fair value, we would use internal cash flow estimates discounted at an appropriate interest rate, third party appraisals as appropriate, and/or market prices of similar assets, when available.
We recorded a $0.3 million write-off of certain capitalized costs related to a discontinued real estate transaction in 2014. In 2013, we recorded a write-down of $0.6 million related to the discontinued use of certain machinery and equipment. There were no impairments recognized for the year ended December 31, 2012.
Indefinite-lived Intangibles
We test indefinite-lived intangible assets for impairment at least annually as of October 1, after the annual forecasting process is completed. Furthermore, indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Each interim period, our management assesses whether or not an indicator of impairment is present that would necessitate that an impairment analysis be performed for indefinite-lived intangible assets at an interim period other than during the fourth quarter.

Indefinite-lived intangible assets are tested for impairment using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. In the fourth quarter of 2014, we made a final determination to discontinue the use of a tradename acquired in 2008, resulting in an impairment charge of $0.9 million to reduce the asset to its estimated fair value of zero.
Income Taxes
For purposes of our Consolidated Financial Statements, we recorded income tax expense and deferred tax balances as if we filed separate tax returns on a stand-alone basis apart from Timken, which we refer to as the “separate return method.” The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented. The calculation of the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a stand-alone entity, our deferred taxes and effective tax rate may differ from those in the historical periods.
We are subject to income taxes in the United States and numerous non-U.S. jurisdictions and account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We record valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Net deferred tax assets relate primarily to pension and postretirement benefit obligations in the United States, which we believe are more likely than not to result in future tax benefits.
In the ordinary course of our business, there are many transactions and calculations where the ultimate income tax determination is uncertain. We are regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC 740. We record interest and penalties related to uncertain tax positions as a component of income tax expense.
Benefit Plans
Prior to the spinoff, our employees participated in various retirement and postretirement benefits sponsored by Timken. During 2014, assets and liabilities of these plans related to our employees and retirees were transferred to plans sponsored by us. Our benefit obligation under the transferred defined benefit pension plans and postretirement benefit plans were determined on an actuarial basis as of the transfer date. Management uses actuaries to calculate such amounts using key assumptions such as discount rates, inflation, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs. Assumptions were determined based on company data and appropriate market indicators, and are evaluated as of the plans’ measurement date. A 0.25% percent decrease in the discount rate assumption would increase annual benefit expense by an estimated $2.3 million, while a 0.25% percent decrease in the return on plan assets assumption would increase annual benefit expense by an estimated $2.8 million. A 0.25% percent increase in the discount rate assumption would decrease annual benefit expense by an estimated $1.8 million, while a 0.25% percent increase in the return on plan assets assumption would decrease annual benefit expense by an estimated $2.8 million. We recognize each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. Actuarial gains and losses and prior service costs are recognized and recorded in accumulated other comprehensive loss, a component of equity. The amounts recorded in accumulated other comprehensive loss will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension and net periodic benefit costs.
Further information on pensions and postretirement benefits is provided in Note 8 — “Retirement and Postretirement Benefit Plans” in the Notes to the Consolidated Financial Statements.
Other Loss Reserves
We have a number of loss exposures that are incurred in the ordinary course of business such as environmental claims, product liability claims, product warranty claims, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment with regards to risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

•	our ability to realize the expected benefits of the spinoff;

•	the costs associated with being an independent public company, which may be higher than anticipated;

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

•	those items identified under “Risk Factors” and other parts of this Annual Report.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings consist entirely of variable-rate debt, principally our revolving credit facility. We are exposed to the risk of rising interest rates to the extent that we fund our operations with these variable-rate borrowings. As of December 31, 2014, we have $185.2 million of aggregate debt outstanding, all of which consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.9 million annually, with a corresponding decrease in income from operations before income taxes of the same amount.
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
Commodity Price Risk
In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys, natural gas and electricity. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing business. We utilize a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap, alloys and other raw materials, as well as natural gas. From time to time, we may use derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas and electricity purchases. In periods of stable demand for our products, the surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand and cost of raw materials is lower, however, the surcharge impacts sales prices to a lesser extent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of TimkenSteel Corporation
We have audited the accompanying consolidated balance sheets of TimkenSteel Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule included at Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TimkenSteel Corporation at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2015

Consolidated Statements of Income

	Years Ended December 31,
	2014	2013	2012
(Dollars in millions, except per share data)
Net sales	$1,674.2	$1,380.9	$1,728.7
Cost of products sold	1,400.4	1,157.7	1,389.8
Gross Profit	273.8	223.2	338.9

Selling, general and administrative expenses	112.1	91.8	103.5
Impairment charges	1.2	0.6	—
Operating Income	160.5	130.8	235.4

Interest expense	0.9	0.2	0.3
Other expense, net	1.4	3.0	0.8
Income Before Income Taxes	158.2	127.6	234.3
Provision for income taxes	53.8	38.1	79.1
Net Income	$104.4	$89.5	$155.2

Per Share Data:
Basic earnings per share	$2.29	$1.96	$3.39
Diluted earnings per share	$2.27	$1.94	$3.36

Dividends per share	$0.28	$—	$—
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
(Dollars in millions)
Net Income	$104.4	$89.5	$155.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.2)	0.2	0.9
Pension and postretirement liability adjustment	(58.6)	—	—
Other comprehensive (loss) income, net of tax	(59.8)	0.2	0.9
Comprehensive Income, net of tax	$44.6	$89.7	$156.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2014	2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$34.5	$—
Accounts receivable, net of allowances (2014 - $0.2 million; 2013 - $0.2 million)	167.1	122.7
Accounts receivable due from related party	—	26.7
Inventories, net	293.8	227.0
Deferred income taxes	20.3	1.7
Prepaid expenses	28.0	0.8
Other current assets	7.6	4.2
Total Current Assets	551.3	383.1
Property, Plant and Equipment, Net	771.9	664.8
Other Assets
Pension assets	8.0	—
Intangible assets, net	30.3	29.0
Other non-current assets	2.6	1.9
Total Other Assets	40.9	30.9
Total Assets	$1,364.1	$1,078.8

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$120.2	$86.4
Accounts payable due to related party	—	17.7
Salaries, wages and benefits	49.1	37.6
Accrued pension and postretirement cost	17.8	—
Income taxes payable	0.3	—
Other current liabilities	38.1	13.2
Total Current Liabilities	225.5	154.9
Non-Current Liabilities
Long-term debt	185.2	30.2
Accrued pension and postretirement cost	119.1	—
Deferred income taxes	75.1	86.1
Other non-current liabilities	11.1	6.8
Total Non-Current Liabilities	390.5	123.1
Commitments and contingencies	—	—
Equity
Preferred shares, no par value; authorized 10.0 million shares, none issued	—	—
Common shares, no par value; authorized 200.0 million shares; issued 2014 - 45.7 million shares; 2013 - 0.0 shares	—	—
Additional paid-in capital	1,050.7	—
Net parent investment	—	801.2
Retained earnings	29.4	—
Treasury shares	(34.7)	—
Accumulated other comprehensive loss	(297.3)	(0.4)
Total Equity	748.1	800.8
Total Liabilities and Equity	$1,364.1	$1,078.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Total	Additional Paid-in Capital	Net Parent Investment	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance as of December 31, 2011	$662.2	$—	$663.7	$—	$—	($1.5)
Net income	155.2	—	155.2	—	—	—
Foreign currency translation adjustments	0.9	—	—	—	—	0.9
Stock-based compensation expense	2.6	—	2.6	—	—	—
Net transfer (to)/from Timken and affiliates	(121.1)	—	(121.1)	—	—	—
Balance as of December 31, 2012	$699.8	$—	$700.4	$—	$—	($0.6)

Net income	89.5	—	89.5	—	—	—
Foreign currency translation adjustments	0.2	—	—	—	—	0.2
Stock-based compensation expense	2.8	—	2.8	—	—	—
Net transfer from/(to) Timken and affiliates	8.5	—	8.5	—	—	—
Balance as of December 31, 2013	$800.8	$—	$801.2	$—	$—	($0.4)

Net income	104.4	—	62.3	42.1	—	—
Pension and postretirement adjustment, net of tax	(58.6)		—	—	—	(58.6)
Foreign currency translation adjustments	(1.2)	—	—	—	—	(1.2)
Stock-based compensation expense	6.0	4.0	2.0	—	—	—
Dividends – $0.28 per share	(12.7)	—	—	(12.7)	—	—
Net transfer (to)/from Timken and affiliates	(62.0)	9.2	165.9	—	—	(237.1)
Reclassification of net parent investment to additional paid-in capital	—	1,031.4	(1,031.4)	—	—	—
Stock option exercise activity	6.1	6.1	—	—	—	—
Purchase of treasury shares	(30.6)	—	—	—	(30.6)	—
Shares surrendered for taxes	(4.1)	—	—	—	(4.1)	—
Balance as of December 31, 2014	$748.1	$1,050.7	$—	$29.4	($34.7)	($297.3)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$104.4	$89.5	$155.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.0	50.0	46.2
Impairment charges	1.2	0.6	—
Loss on sale or disposal of assets	1.4	3.2	0.8
Deferred income taxes	1.4	16.0	7.1
Stock-based compensation expense	6.0	2.8	2.6
Pension and postretirement expense	14.9	—	—
Pension and postretirement contributions and payments	(20.7)	—	—
Changes in operating assets and liabilities:
Accounts receivable, including due from related party	(17.7)	(11.8)	102.3
Inventories, net	(66.8)	29.2	44.9
Accounts payable, including due to related party	16.2	(8.1)	(50.2)
Other accrued liabilities	26.2	3.2	(11.3)
Prepaid expenses	(27.6)	0.3	(0.1)
Other, net	(3.0)	0.2	(0.9)
Net Cash Provided by Operating Activities	93.9	175.1	296.6

Investing Activities
Capital expenditures	(129.6)	(182.8)	(167.2)
Proceeds from disposals of property, plant and equipment	—	0.2	0.3
Other	—	(1.0)	(0.1)
Net Cash Used by Investing Activities	(129.6)	(183.6)	(167.0)

Financing Activities
Cash dividends paid to shareholders	(12.7)	—	—
Purchase of treasury shares	(34.7)	—	—
Proceeds from exercise of stock options	5.8	—	—
Payment on long-term debt	(30.2)	—	(8.5)
Proceeds from issuance of debt	185.2	—	—
Dividend paid to Timken	(50.0)	—	—
Net transfers from/(to) Timken and affiliates	3.8	8.5	(121.1)
Cash received from Timken for settlement of separation	3.0	—	—
Net Cash Provided (Used) by Financing Activities	70.2	8.5	(129.6)
Effect of exchange rate changes on cash	—	—	—
Increase in Cash and Cash Equivalents	34.5	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and Cash Equivalents at End of Period	$34.5	$—	$—
See accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
Note 1 - Basis of Presentation
TimkenSteel Corporation (TimkenSteel) became an independent company as a result of the distribution on June 30, 2014 by The Timken Company (Timken) of 100 percent of the outstanding common shares of TimkenSteel to Timken shareholders. Each Timken shareholder of record as of the close of business on June 23, 2014 received one TimkenSteel common share for every two Timken common shares held as of the Record Date.
On July 1, 2014, TimkenSteel common shares began regular-way trading on the New York Stock Exchange under the ticker symbol “TMST.”
TimkenSteel manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. TimkenSteel’s portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing and precision steel components. In addition, TimkenSteel supplies machining and thermal treatment services and manages raw material recycling programs, which are used as a feeder system for TimkenSteel’s operations.
Prior to the spinoff on June 30, 2014, TimkenSteel operated as a reportable segment of Timken. The accompanying Consolidated Financial Statements for periods prior to the separation have been prepared from Timken’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Timken. Accordingly, Timken and its subsidiaries’ net investment in these operations is shown as net parent investment in lieu of stockholder’s equity in the Consolidated Financial Statements. The Consolidated Financial Statements for periods prior to the separation include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. The historical results of operations, financial position, and cash flows of TimkenSteel presented in the Consolidated Financial Statements for periods prior to the separation may not be indicative of what they would have been had TimkenSteel actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of TimkenSteel’s future results of operations, financial position and cash flows.
Note 2 - Significant Accounting Policies
Basis of Combination:
The Consolidated Financial Statements include the combined assets, liabilities, revenues and expenses related to TimkenSteel as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012. All significant intercompany accounts and transactions within TimkenSteel have been eliminated in the preparation of the Consolidated Financial Statements. All significant intercompany transactions with Timken prior to the spinoff are deemed to have been paid in the period the cost was incurred.
Revenue Recognition:
TimkenSteel recognizes revenue when title passes to the customer, which includes related party sales to Timken and its subsidiaries for the periods prior to spinoff. This occurs at the shipping point except for goods sold by certain foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Income.
Cash Equivalents:
TimkenSteel considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts:
TimkenSteel maintains an allowance for doubtful accounts, which represents an estimate of the losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance is based upon historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. TimkenSteel extends credit to customers satisfying pre-defined credit criteria. TimkenSteel believes it has limited concentration of credit risk due to the diversity of its customer base.
Inventories, Net:
Inventories are valued at the lower of cost or market. The majority of TimkenSteel’s domestic inventories are valued by the last-in, first-out (LIFO) method. The remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories are valued by the first-in, first-out (FIFO), average cost or specific identification methods.
Property, Plant and Equipment, Net:
Property, plant and equipment, net are valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings and three to 20 years for machinery and equipment.
Intangible Assets, Net:
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from three to 20 years. Indefinite-lived intangible assets not subject to amortization are tested for impairment at least annually. TimkenSteel performs its annual impairment test as of October 1 after the annual forecasting process is completed. Furthermore, indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with accounting rules related to goodwill and other intangible assets.
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350-40, “Internal-Use Software”, (ASC 350-40), TimkenSteel capitalizes certain costs incurred for computer software developed or obtained for internal use. TimkenSteel capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the software. Historically, TimkenSteel inappropriately reported capitalized software as a component of property, plant and equipment. Capitalized software amounting to $17.8 million at December 31, 2013 was reclassified from property, plant and equipment, net to intangibles assets, net to conform to ASC 350-40 and the current year presentation. This immaterial classification misstatement had no impact on total assets as of December 31, 2013.
Long-lived Asset Impairment:
Long-lived assets (including tangible assets and intangible assets subject to amortization) are reviewed for impairment when events or changes in circumstances have occurred indicating that the carrying value of the assets may not be recoverable.
TimkenSteel tests recoverability of long-lived assets at the lowest level for which there are identifiable cash flows that are independent from the cash flows of other assets. TimkenSteel reviews product lines, plants, and subsidiaries, as well as individual assets for impairment. Assets and asset groups held and used are measured for recoverability by comparing the carrying amount of the asset or asset group to the sum of future undiscounted net cash flows expected to be generated by the asset or asset group.
Assumptions and estimates about future values and remaining useful lives of TimkenSteel’s long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in TimkenSteel’s business strategy and internal forecasts.
If an asset or asset group is considered to be impaired, the impairment loss that would be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine fair value, TimkenSteel would use internal cash flow estimates discounted at an appropriate interest rate, third party appraisals, as appropriate, and/or market prices of similar assets, when available.

TimkenSteel recorded a $0.3 million write-off of certain capitalized costs related to a discontinued real estate transaction in 2014. In 2013, TimkenSteel recorded a write-down of $0.6 million related to the discontinued use of certain machinery and equipment. There were no impairments recognized for the year ended December 31, 2012.
Product Warranties:
TimkenSteel accrues liabilities for warranties based upon specific claim incidents in accordance with accounting rules relating to contingent liabilities. Should TimkenSteel become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. TimkenSteel has no significant warranty claims for the years ended December 31, 2014, 2013 and 2012.
Income Taxes:
For the periods ending prior to and on June 30, 2014, income taxes, as presented herein, attribute current and deferred income taxes of Timken to the TimkenSteel stand-alone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the FASB ASC Topic 740, “Accounting for Income Taxes” (ASC 740). Accordingly, the TimkenSteel income tax provision was prepared following the “separate return method.” The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise. As a result, actual tax transactions included in the financial statements of Timken may not be included in the Consolidated Financial Statements of TimkenSteel. Similarly, the tax treatment of certain items reflected in the Consolidated Financial Statements of TimkenSteel may not be reflected in the financial statements and tax returns of Timken; therefore, such items as alternative minimum tax, net operating losses, credit carryforwards, and valuation allowances may exist in the stand-alone financial statements that may or may not exist in Timken’s financial statements.
Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. TimkenSteel recognizes valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with ASC 740. TimkenSteel recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.
In general, the taxable income (loss) of various steel entities was included in Timken’s consolidated tax returns, where applicable, in jurisdictions around the world. As such, separate income tax returns were not prepared for any entities of TimkenSteel. Consequently, income taxes currently payable are deemed to have been remitted to Timken, in cash, in the period the liability arose and income taxes currently receivable are deemed to have been received from Timken in the period that a refund could have been recognized by TimkenSteel had TimkenSteel been a separate taxpayer. Accrued U.S. federal, state and certain foreign current income tax balances, including penalties and interest, are treated as being settled without payment as of the end of each year. Therefore, the settlement of the current income tax liability without payment is treated as a Parent contribution and is included in net transfer (to)/from Timken and affiliates in the accompanying Consolidated Statements of Changes in Equity.
Following the spinoff on June 30, 2014, TimkenSteel accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. TimkenSteel recognizes deferred tax assets to the extent that TimkenSteel believes these assets are more likely than not to be realized. In making such a determination, TimkenSteel considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If TimkenSteel determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, TimkenSteel would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. TimkenSteel records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) TimkenSteel determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, TimkenSteel recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
TimkenSteel recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.

Foreign Currency Translation:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Income. TimkenSteel realized foreign currency exchange losses of $1.1 million in 2014, $0.1 million in 2013 and $0.4 million in 2012.
Net Parent Investment:
Prior to the spinoff, Timken’s net investment in TimkenSteel was presented as net parent investment in lieu of stockholder’s equity. The Consolidated Statements of Changes in Equity included net cash transfers and other property transfers between Timken and TimkenSteel. Timken performed cash management and other treasury related functions on a centralized basis for nearly all of its legal entities, which included TimkenSteel. The net parent investment account included assets and liabilities incurred by Timken on behalf of TimkenSteel such as accrued liabilities related to corporate allocations including administrative expenses for legal, accounting, treasury, information technology, human resources and other services. Other assets and liabilities recorded by Timken, whose related income and expense had been pushed down to TimkenSteel, were also included in net parent investment.
All intercompany transactions effected through net parent investment in the accompanying Consolidated Balance Sheets were considered cash receipts and payments and are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.
The following table is a reconciliation of the amounts presented in the Consolidated Statements of Changes in Equity as net transfer (to)/from Timken and affiliates and the amounts presented as net transfers from/(to) Timken and affiliates on the Consolidated Statements of Cash Flows.

Year Ended
December 31, 2014
Net transfer (to)/from Timken and affiliates - Equity	($62.0)
Dividend paid to Timken	50.0
Net transfer of (assets) and liabilities from Timken	25.0
Settlement of (assets) and liabilities with Timken	(9.2)
Net transfers from/(to) Timken and affiliates - Cash Flow	$3.8

Pension and Other Postretirement Benefits:
TimkenSteel recognizes an overfunded status or underfunded status (i.e., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and postretirement benefit plans on the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss represents the current year net unrecognized actuarial gains and losses and unrecognized prior service costs. These amounts will be recognized in future periods as net periodic benefit cost.
Prior to the spinoff, certain of TimkenSteel’s employees participated in defined benefit pension and other postretirement benefit plans sponsored by Timken and accounted for by Timken in accordance with accounting guidance for defined benefit pension and other postretirement benefit plans. Expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate and other shared functional personnel.
Stock-Based Compensation:
TimkenSteel recognizes stock-based compensation expense based on the grant date fair value of the stock-based awards over their required vesting period on a straight-line basis, whether the award was granted with graded or cliff vesting. Stock options are issued with an exercise price equal to the opening market price of TimkenSteel common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The fair value of stock-based awards that will settle in TimkenSteel common shares, other than stock options, is based on the opening market price of TimkenSteel common shares on the grant date. The fair values of stock-based awards that will settle in cash are remeasured at each reporting period until settlement of the awards.

Derivative Instruments:
TimkenSteel recognizes all derivatives on the Consolidated Balance Sheets at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. Forward contracts on various foreign currencies may be entered into in order to manage the foreign currency exchange rate risk on forecasted revenue denominated in foreign currencies. Other forward exchange contracts on various foreign currencies may be entered into in order to manage the foreign currency exchange rate risk associated with certain of TimkenSteel’s commitments denominated in foreign currencies.
As of December 31, 2014 and 2013, TimkenSteel had foreign currency forward contracts with a fair value of less than $0.1 million based on level 2 inputs.
Research and Development:
Expenditures for TimkenSteel research and development amounted to $8.5 million, $9.4 million and $11.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Income. These expenditures may fluctuate from year to year depending on special projects and the needs of TimkenSteel and its customers.
Recent Accounting Pronouncements:
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2014-15 did not affect the results of operations and financial condition of TimkenSteel.
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
Use of Estimates:
The preparation of these Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.

Note 3 - Inventories
The components of inventories, net as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Inventories, net:
Manufacturing supplies	$38.5	$32.8
Raw materials	56.8	42.9
Work in process	110.3	81.6
Finished products	91.1	71.6
Subtotal	296.7	228.9
Allowance for surplus and obsolete inventory	(2.9)	(1.9)
Total Inventories, net	$293.8	$227.0

Inventories are valued at the lower of cost or market, with approximately 65% valued by the LIFO method and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories are valued by the FIFO, average cost or specific identification methods.
If all inventories had been valued on the FIFO method, inventories would have been $86.7 million and $79.0 million greater at December 31, 2014 and 2013, respectively. TimkenSteel recognized an increase in its LIFO reserve of $7.7 million during 2014 in cost of products sold compared to an increase of $1.5 million during 2013. The increase in the LIFO reserve recognized during 2014 was due to higher costs, particularly scrap steel costs.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Property, Plant and Equipment, net:
Land and buildings	$292.4	$250.3
Machinery and equipment	1,183.0	1,125.2
Construction-in-progress	288.3	213.3
Subtotal	1,763.7	1,588.8
Less allowances for depreciation	(991.8)	(924.0)
Property, Plant and Equipment, net	$771.9	$664.8

Total depreciation expense was $50.8 million, $47.1 million and $43.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. In conjunction with the spinoff, property, plant and equipment, including its related allowance for depreciation, was transferred from Timken to TimkenSteel in the second quarter of 2014.
Prior to the spinoff, TimkenSteel capitalized interest allocated from Timken related to construction projects was $5.7 million, $10.8 million, and $4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. TimkenSteel recorded additional capitalized interest of $1.2 million related to its borrowings subsequent to the separation from Timken on June 30, 2014.

Note 5 - Intangible Assets
The components of intangible assets, net as of December 31, 2014 and 2013 were as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.8	$2.4	$4.4	$6.8	$2.0	$4.8
Technology use	9.0	4.1	4.9	9.0	3.5	5.5
Capitalized software	50.6	29.6	21.0	41.2	23.4	17.8
	66.4	36.1	30.3	57.0	28.9	28.1
Intangible Assets not Subject to Amortization:
Tradename	—	—	—	0.9	—	0.9
	—	—	—	0.9	—	0.9
Total Intangible Assets	$66.4	$36.1	$30.3	$57.9	$28.9	$29.0

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from five to 20 years. Amortization expense for intangible assets for the years ended December 31, 2014, 2013 and 2012 was $7.2 million, $2.9 million and $3.2 million, respectively.
In the fourth quarter of 2014, TimkenSteel made a final determination to discontinue the use of a tradename acquired in 2008, resulting in an impairment charge of $0.9 million, attributable to the Energy & Distribution segment, to reduce the asset to its estimated fair value of zero.
Note 6 - Financing Arrangements
The components of long-term debt as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.04% as of December 31, 2014)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.04% as of December 31, 2014)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.04% as of December 31, 2014)	8.5	8.5
Revolving credit facility, due 2019 (LIBOR plus applicable spread)	155.0	—
Total Long-Term Debt	$185.2	$30.2

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

TimkenSteel is required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in the credit agreement. As of December 31, 2014, TimkenSteel was in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The credit agreement also provides the lenders with the ability to reduce the credit line amount, even if TimkenSteel is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of TimkenSteel. Subject to certain limited exceptions, the credit agreement contains a number of restrictions that limit TimkenSteel’s ability to incur additional indebtedness, pledge its assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business, among other things. In addition, the credit agreement includes a cross-default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 1.25% to 2.25%) or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the credit agreement, with no rate floor), plus an applicable margin (varying from 0.25% to 1.25%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.20% to 0.40%). The applicable margins are calculated quarterly and vary based on TimkenSteel’s consolidated capitalization ratio as set forth in the credit agreement. TimkenSteel borrowed $155.0 million under the credit facility to fund capital expenditures, to pay a $50.0 million dividend to Timken in connection with the spinoff, to repurchase shares at a cost of $30.6 million, to purchase shares withheld for taxes $4.1 million, to fund cash dividends of $12.7 million paid to shareholders and to fund TimkenSteel’s operations. The interest rate under the revolving credit facility was 1.75% as of December 31, 2014. The amount available under the credit facility as of December 31, 2014 was $144.5 million.
Revenue Refunding Bonds
On June 1, 2014, Timken purchased in lieu of redemption the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, the Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 (the Assignment) between Timken and TimkenSteel, Timken assigned all of its right, title and interest in and to the loan agreements and the notes associated with the Bonds to, and these obligations were assumed by, TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (the Remarketing Date) in connection with the conversion of the interest rate mode for the Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. TimkenSteel is responsible for payment of the interest and principal associated with the Bonds subsequent to the Remarketing Date. As a result of the purchase and remarketing of the Bonds, TimkenSteel recorded a loss on debt extinguishment of $0.7 million during the second quarter of 2014 related to the write-off of original deferred financing costs, which is reflected as interest expense in the Consolidated Statements of Income.
All of TimkenSteel’s long-term debt is variable-rate debt and, as a result, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 input. For the year ended December 31, 2014, interest paid, net of amounts capitalized, was $0.2 million. Prior to the spinoff, interest payments related to TimkenSteel were made by Timken.
In addition, as part of a settlement with the IRS, in 2012 TimkenSteel redeemed half of the balance outstanding on the variable rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033, totaling $8.5 million, and agreed to redeem the remaining balance of $8.5 million on December 31, 2022. As part of the settlement, the IRS agreed to allow these bonds to remain tax-exempt during the period they are outstanding.
Leases
TimkenSteel leases a variety of real property and equipment. Rent expense under operating leases amounted to $9.2 million, $8.4 million and $8.2 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, future minimum lease payments for noncancelable operating leases totaled $20.2 million and are payable as follows: 2015-$8.3 million; 2016-$5.9 million; 2017-$3.3 million; 2018-$1.8 million and 2019-$0.9 million. TimkenSteel has no significant lease commitments after 2019.

Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2012	($0.6)	$—	($0.6)
Other comprehensive income before reclassifications, before tax	0.2	—	0.2
Income tax benefit	—	—	—
Net current period other comprehensive income, net of tax	0.2	—	0.2
Balance at December 31, 2013	($0.4)	$—	($0.4)

Net transfer from Timken	(3.2)	(233.9)	(237.1)
Other comprehensive loss before reclassifications, before tax	(1.2)	(109.3)	(110.5)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	19.2	19.2
Income tax benefit	—	31.5	31.5
Net current period other comprehensive loss, net of tax	(1.2)	(58.6)	(59.8)
Balance at December 31, 2014	($4.8)	($292.5)	($297.3)
The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Income. These components are included in the computation of pension and postretirement net periodic benefit cost. Refer to Note 8 — “Retirement and Postretirement Benefit Plans” for further details.
Note 8 - Retirement and Postretirement Benefit Plans
Defined Benefit Pensions
Prior to the spinoff, eligible TimkenSteel employees, including certain employees in foreign countries, participated in the following Timken-sponsored plans: The Timken Company Pension Plan; The Timken-Latrobe-MPB-Torrington Retirement Plan; and the Timken UK Pension Scheme. During 2014, the assets and liabilities of these pension plans related to TimkenSteel employees and retirees were transferred to pension plans sponsored by TimkenSteel as follows: TimkenSteel Corporation Retirement Plan; TimkenSteel Corporation Bargaining Unit Pension Plan and the TimkenSteel UK Pension Scheme. Plan assets of $1,193.6 million, benefit plan obligations of $1,134.8 million and accumulated other comprehensive losses of $361.8 million ($228.9 million, net of tax) were recorded by TimkenSteel related to these plans. The amounts recorded related to the transfer to TimkenSteel plans were remeasured as of the date of transfer, which included updated valuation assumptions, as appropriate.
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
Postretirement Benefits
Prior to the spinoff, eligible retirees of TimkenSteel and their dependents were provided health care and life insurance benefits from the following Timken-sponsored plans: The Timken Company Bargaining Unit Welfare Benefit Plan for Retirees and The Timken Company Welfare Plan for Retirees. During 2014, the assets and liabilities of these postretirement plans related to TimkenSteel employees and retirees were transferred to postretirement plans sponsored by TimkenSteel as follows: TimkenSteel Corporation Bargaining Unit Welfare Benefit Plan for Retirees and TimkenSteel Corporation Welfare Benefit Plan for Retirees. Plan assets of $130.1 million, benefit plan obligations of $232.2 million and accumulated other comprehensive losses of $8.2 million ($5.0 million, net of tax) were recorded by TimkenSteel related to these plans. The amounts recorded related to the transfer to TimkenSteel plans were remeasured as of the date of transfer, which included updated valuation assumptions, as appropriate.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans for 2014:

Change in benefit obligation:	Pension	Postretirement
Benefit obligation as of December 31, 2013	$—	$—
Service cost	10.2	1.1
Interest cost	33.3	6.5
Actuarial (gains) losses	131.2	16.4
Employee contributions	—	—
Benefits paid	(44.2)	(12.9)
Liabilities assumed from separation	1,134.8	232.2
Foreign currency translation adjustment	(7.8)	—
Benefit obligation as of December 31, 2014	$1,257.5	$243.3

Change in plan assets:	Pension	Postretirement
Fair value of plan assets as of December 31, 2013	$—	$—
Actual return on plan assets	87.5	5.0
Employee contributions	—	—
Company contributions / payments	0.3	20.4
Benefits paid	(44.2)	(12.9)
Assets received from separation	1,193.6	130.1
Foreign currency translation adjustment	(7.9)	—
Fair value of plan assets as of December 31, 2014	1,229.3	142.6
Funded status as of December 31, 2014	($28.2)	($100.7)

Accumulated Benefit Obligation	$1,218.7	$243.3
Amounts recognized on the balance sheet at December 31, 2014, for TimkenSteel’s pension and postretirement benefit plans include:

	Pension	Postretirement
Non-current assets	$8.0	$—
Current liabilities	(0.4)	(17.4)
Non-current liabilities	(35.8)	(83.3)
	($28.2)	($100.7)
Included in accumulated other comprehensive loss at December 31, 2014, were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension	Postretirement
Unrecognized net actuarial loss	$433.8	$20.0
Unrecognized prior service cost	2.7	3.4
	$436.5	$23.4

The change in plan assets and benefit obligations before tax recognized in accumulated other comprehensive loss for the year ended December 31, 2014 was as follows:

	Pension	Postretirement
Net actuarial loss	$94.7	$15.8
Recognized net actuarial loss	(18.1)	—
Recognized prior service cost	(0.5)	(0.6)
Net transfer from Timken	361.8	8.2
Foreign currency translation adjustment	(1.4)	—
	$436.5	$23.4
Amounts expected to be amortized from accumulated other comprehensive loss and included in total net periodic benefit cost during the year ended December 31, 2015, are as follows:

	Pension	Postretirement
Net actuarial loss	$32.8	$0.1
Prior service cost	0.6	1.1
	$33.4	$1.2
The weighted-average assumptions used in determining benefit obligation as of December 31, 2014 were as follows:

Assumptions:	Pension	Postretirement
Discount rate	4.21%	4.05%
Future compensation assumption	3.09%	n/a
The weighted-average assumptions used in determining benefit cost for the year ended December 31, 2014 were as follows:

Assumptions:	Pension	Postretirement
Discount rate	4.65%	4.33%
Future compensation assumption	3.11%	n/a
Expected long-term return on plan assets	7.23%	5.00%
The discount rate assumption is based on current rates of high-quality long-term corporate bonds over the same period that benefit payments will be required to be made. The expected rate of return on plan assets assumption is based on the weighted-average expected return on the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. At December 31, 2014, a new mortality table was used for purposes of determining TimkenSteel's mortality assumption that contributed to an increase in projected benefit obligations of approximately $75 million.
For measurement purposes, TimkenSteel assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 7.00% for 2015, declining gradually to 5.00% in 2023 and thereafter for medical and prescription drug benefits, and 9.00% for 2015, declining gradually to 5.00% in 2031 and thereafter for HMO benefits. A one percentage point increase in the assumed health care cost trend rate would have increased the 2014 postretirement benefit obligation by $3.5 million and increased the total service and interest cost components by $0.1 million. A one percentage point decrease would have decreased the 2014 postretirement benefit obligation by $3.1 million and decreased the total service and interest cost components by $0.1 million.

The components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension			Postretirement
	Years Ended December 31,			Years Ended December 31,
Components of net periodic benefit cost:	2014	2013	2012	2014	2013	2012
Service cost	$10.2	$—	$—	$1.1	$—	$—
Interest cost	33.3	—	—	6.5	—	—
Expected return on plan assets	(51.0)	—	—	(4.4)	—	—
Amortization of prior service cost	0.5	—	—	0.6	—	—
Amortization of net actuarial loss	18.1	—	—	—	—	—
Allocated benefit cost from Timken	5.2	23.8	19.0	2.2	6.4	9.0
Net Periodic Benefit Cost	$16.3	$23.8	$19.0	$6.0	$6.4	$9.0

As disclosed above, prior to the spinoff, employees of TimkenSteel participated in various retirement and postretirement benefits sponsored by The Timken Company. Because Timken provided these benefits to eligible employees and retirees of TimkenSteel, the costs to participating employees of TimkenSteel in these plans were reflected in the Consolidated Financial Statements, while the related assets and liabilities were retained by Timken. Expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate and other shared functional personnel. All cost allocations related to the various retirement benefit plans have been deemed paid by TimkenSteel to Timken in the period in which the cost was recorded in the Consolidated Statements of Income as a component of cost of products sold and selling, general and administrative expenses. Allocated benefit cost from Timken were funded through intercompany transactions, which were reflected within the net parent investment on the Consolidated Balance Sheets.
TimkenSteel recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, TimkenSteel also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolios is based on expected rates of return for various asset classes, as well as historical asset class and fund performance. The target allocations for plan assets are 32% equity securities, 54% debt securities and 14% in all other types of investments.
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

The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$51.8	$0.5	$51.3	$—
Government and agency securities	298.9	283.7	15.2	—
Corporate bonds - investment grade	133.8	—	133.8	—
Equity securities - U.S. companies	80.4	80.4	—	—
Equity securities - international companies	70.1	70.1	—	—
Common collective funds - domestic equities	52.6	—	52.6	—
Common collective funds - international equities	93.3	—	93.3	—
Common collective funds - fixed income	240.3	—	240.3	—
Common collective funds - other	20.6	—	20.6	—
Mutual funds - real estate	34.2	34.2	—	—
Mutual funds - other	40.0	—	40.0	—
Real estate partnerships	56.3	—	56.3	—
Risk parity (1)	57.0	—	57.0	—
Total Assets	$1,229.3	$468.9	$760.4	$—
(1) Investments in multi-asset risk parity strategy funds with holdings in domestic and international debt and equity securities, commodities, real estate, and derivative investments.

The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2.2	$—	$2.2	$—
Common collective funds - domestic equities	21.9	—	21.9	—
Common collective funds - international equities	11.0	—	11.0	—
Common collective funds - fixed income	93.4	—	93.4	—
Risk parity (1)	14.1	—	14.1	—
Total Assets	$142.6	$—	$142.6	$—
(1) Investments in multi-asset risk parity strategy funds with holdings in domestic and international debt and equity securities, commodities, real estate, and derivative investments.

Future benefit payments are expected to be as follows:

		Postretirement
Benefit Payments:	Pension	Gross	Medicare Part D Subsidy Receipts
2015	$74.2	$21.2	$0.9
2016	75.6	20.7	0.9
2017	75.7	20.0	1.0
2018	83.8	19.5	1.1
2019	76.6	18.7	1.2
2020-2024	383.7	81.9	6.8
Defined Contribution Plan
Prior to the spinoff, substantially all of TimkenSteel’s employees in the United States and employees at certain foreign locations participated in defined contribution retirement and savings plans sponsored by Timken. TimkenSteel recorded expense primarily related to employer matching contributions to these defined contribution plans of $4.7 million in 2014, $3.8 million in 2013 and $3.9 million in 2012.
Note 9 - Earnings Per Share
On June 30, 2014, approximately 45.4 million TimkenSteel common shares were distributed to Timken shareholders in conjunction with the spinoff. Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, the weighted average shares outstanding as of June 30, 2014 was assumed to be outstanding as of the beginning of each period presented prior to the spinoff in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at June 30, 2014 were assumed to be also outstanding at each of the periods presented prior to the spinoff. For the years ended December 31, 2014, 2013 and 2012, 0.1 million, 0.2 million and 0.2 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. Treasury stock is excluded from the denominator in calculating both basic and diluted earnings per share.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income for basic and diluted earnings per share	$104.4	$89.5	$155.2

Denominator:
Weighted average shares outstanding, basic	45,541,705	45,729,624	45,729,624
Dilutive effect of stock-based awards	502,438	519,883	519,883
Weighted average shares outstanding, diluted	46,044,143	46,249,507	46,249,507

Basic earnings per share	$2.29	$1.96	$3.39
Diluted earnings per share	$2.27	$1.94	$3.36

Note 10 - Stock-Based Compensation
Description of the Plan
Prior to the spinoff, employees of TimkenSteel were eligible to participate in The Timken Company Long-Term Incentive Plan (Timken LTIP Plan) and The Timken Company 2011 Long-Term Incentive Plan (Timken 2011 Plan) and were eligible to receive Timken stock-based awards including stock options, restricted share awards and performance-based restricted share units. Effective June 30, 2014, TimkenSteel employees and non-employee directors began participating in the TimkenSteel Corporation 2014 Equity and Incentive Compensation Plan (TimkenSteel 2014 Plan).
The TimkenSteel 2014 Plan authorizes the Compensation Committee of the TimkenSteel Board of Directors to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted shares, restricted share unit awards, performance shares, performance units, deferred shares and common shares) and cash awards to TimkenSteel employees and non-employee directors. No more than 6.75 million TimkenSteel common shares may be delivered under the TimkenSteel 2014 Plan. The TimkenSteel 2014 Plan contains fungible share counting mechanics, which generally means that awards other than stock options and stock appreciation rights will be counted against the aggregate share limit as 2.46 common shares for every one common share that is actually issued or transferred under such awards. This means, for example, that if all awards made under the TimkenSteel 2014 Plan consisted of restricted stock awards, only approximately 2.7 million common shares could be issued in settlement of such awards with the 6.75 million common shares authorized by the TimkenSteel 2014 Plan. The TimkenSteel 2014 Plan authorized up to 3.0 million common shares for use in granting “replacement awards” to current holders of Timken equity awards under Timken’s equity compensation plans at the time of the spinoff. As of December 31, 2014, approximately 4.1 million shares of TimkenSteel common stock remained available for grants under the TimkenSteel 2014 Plan.

In connection with the spinoff, stock compensation awards granted under the Timken LTIP Plan and the Timken 2011 Plan were adjusted as follows:

•	Vested and unvested stock options were adjusted so that the grantee holds options to purchase both Timken and TimkenSteel common shares.

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

Awards granted in connection with the adjustment of awards originally issued under the Timken LTIP Plan and the Timken 2011 Plan are referred to as replacement awards under the TimkenSteel 2014 Plan and, as noted above, reduce the maximum number of TimkenSteel common shares available for delivery under the TimkenSteel 2014 Plan. TimkenSteel records compensation expense for both TimkenSteel and Timken common shares for awards held by TimkenSteel employees only.
The following table provides the significant assumptions used to calculate the grant date fair market values of options granted using a Black-Scholes option pricing method:

	2014 Subsequent to Spinoff	2014 Prior to Spinoff	2013	2012
Weighted-average fair value per option	$18.43	$23.17	$21.17	$20.16
Risk-free interest rate	1.78%	1.80%	1.09%	1.15%
Dividend yield	1.22%	1.75%	2.29%	1.94%
Expected stock volatility	47.00%	50.35%	50.66%	50.00%
Expected life - years	6	6	6	6

The expected life of stock option awards granted is based on historical data and represents the period of time that options granted are expected to be held prior to exercise. In the absence of adequate stock price history of TimkenSteel common stock, expected volatility related to stock option awards granted subsequent to the spinoff is based on the historical volatility of a selected group of peer companies’ stock. Prior to the spin, volatility was calculated using the historical volatility of Timken stock. Expected annual dividends per share are estimated using the most recent dividend payment per share as of the grant date. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following summarizes TimkenSteel stock option activity from June 30, 2014 to December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of June 30, 2014	1,859,312	$26.31
Granted	10,620	$46.08
Exercised	(330,033)	$18.13
Canceled, forfeited or expired	(18,847)	$32.54
Outstanding as of December 31, 2014	1,521,052	$28.15	6.43	$13.60
Options expected to vest	637,623	$33.26	8.11	$2.50
Options exercisable	801,327	$23.59	4.80	$10.80
Stock options presented in this table represent TimkenSteel awards only, including those held by Timken employees.
The total intrinsic value of stock options exercised during the period from June 30, 2014 to December 31, 2014 was $9.7 million. Cash proceeds from the exercise of stock options were $5.8 million. The tax benefit from stock option exercises was $0.3 million.

The following summarizes TimkenSteel stock-settled restricted share award activity from June 30, 2014 to December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2014	342,080	$31.94
Granted	34,370	$37.98
Vested	(16,429)	$44.35
Canceled or expired	(67,763)	$31.54
Outstanding as of December 31, 2014	292,258	$32.04
Restricted share awards presented in this table represent TimkenSteel awards only, including those held by Timken employees.
The adjustment of the stock compensation awards occurred in conjunction with the distribution of TimkenSteel common shares to Timken shareholders in the June 30, 2014 after-market distribution. Outstanding restricted share awards include restricted shares, restricted shares units, performance-based restricted shares and deferred shares that will settle in common shares. Outstanding restricted shares and restricted share units generally cliff-vest after three years or vest in 25% increments annually beginning on the first anniversary of the date of grant. Performance-based restricted shares vest based on achievement of specified performance objectives.
TimkenSteel recognized stock-based compensation expense of $6.0 million ($3.8 million after tax), $2.8 million ($1.8 million after tax) and $2.6 million ($1.6 million after tax) for the years ended December 31, 2014, 2013 and 2012, respectively, related to stock option awards and stock-settled restricted share awards. 2014 compensation expense includes the recognition of $0.3 million of incremental compensation expense in the second quarter of 2014 resulting from the adjustment and substitution of stock-settled awards.
As of December 31, 2014, unrecognized compensation cost related to stock option awards and stock-settled restricted shares was $11.2 million, which is expected to be recognized over a weighted average period of 1.5 years. The calculations of unamortized expense and weighted-average periods include awards based on both TimkenSteel and Timken stock awards held by TimkenSteel employees.
Certain restricted stock units, including performance-based restricted stock units, are settled in cash and were adjusted and substituted as described above. TimkenSteel accrued $5.3 million and $1.5 million as of December 31, 2014 and 2013, respectively, which was included in salaries, wages and benefits, and other non-current liabilities on the Consolidated Balance Sheets.
Note 11 - Segment Information
TimkenSteel operates and reports financial results for two segments: Industrial & Mobile and Energy & Distribution. These segments represent the level at which the chief operating decision maker (CODM) reviews the financial performance of TimkenSteel and makes operating decisions. Segment earnings before interest and taxes (EBIT) is the measure of profit and loss that the CODM uses to evaluate the financial performance of TimkenSteel and is the basis for resource allocation, performance reviews and compensation. For these reasons, TimkenSteel believes that Segment EBIT represents the most relevant measure of segment profit and loss. The CODM may exclude certain charges or gains from EBIT, such as corporate charges and other special charges, to arrive at a Segment EBIT that is a more meaningful measure of profit and loss upon which to base operating decisions. TimkenSteel defines Segment EBIT margin as Segment EBIT as a percentage of net sales.
TimkenSteel changed the method by which certain costs and expenses are allocated to its reportable segments beginning with the third quarter of 2014. The change reflects a refinement of its internal reporting to align with the way management now makes operating decisions and manages the growth and profitability of its business as an independent company subsequent to the spinoff from Timken. This change corresponds with management’s current approach to allocating costs and resources and assessing the performance of its segments. TimkenSteel reports segment information in accordance with the provisions of FASB ASC 280, “Segment Reporting.” There has been no change in the total consolidated financial condition or results of operations previously reported as a result of the change in its segment cost structure. All periods presented have been adjusted to reflect this change.

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

	Years Ended December 31,
	2014	2013	2012
Net Sales:
Industrial & Mobile	$962.0	$865.0	$1,014.1
Energy & Distribution	712.2	515.9	714.6
	$1,674.2	$1,380.9	$1,728.7
Segment EBIT:
Industrial & Mobile	$79.8	$83.9	$102.0
Energy & Distribution	98.8	58.6	128.9
Total Segment EBIT	$178.6	$142.5	$230.9
Unallocated (1)	(19.5)	(14.7)	3.7
Interest expense	(0.9)	(0.2)	(0.3)
Income Before Income Taxes	$158.2	$127.6	$234.3
(1) Unallocated are costs associated with strategy, corporate development, tax, treasury, legal, internal audit, LIFO and general administration expenses.

Energy & Distribution intersegment sales to the Industrial & Mobile segment were $1.5 million, $1.7 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

	Years Ended December 31,
	2014	2013	2012
Capital Expenditures:
Industrial & Mobile	$59.6	$83.5	$92.8
Energy & Distribution	70.0	99.3	74.4
	$129.6	$182.8	$167.2
Depreciation and Amortization:
Industrial & Mobile	$27.8	$22.1	$24.2
Energy & Distribution	30.2	27.9	22.0
	$58.0	$50.0	$46.2

	December 31,
	2014	2013
Assets Employed at Year-end:
Industrial & Mobile	700.1	585.9
Energy & Distribution	750.7	571.9
Unallocated (2)	(86.7)	(79.0)
	$1,364.1	$1,078.8
(2) Unallocated assets are costs associated with LIFO.
Geographic Information
TimkenSteel changed the method by which it reports net sales by geographic area during the year ended December 31, 2014. The change reflects a refinement of its internal reporting to align with the way management now makes operating decisions and manages the growth and profitability of its business as an independent company subsequent to the spinoff from Timken. Net sales by geographic area are now reported by the country in which the customer is domiciled. All periods present have been adjusted to reflect this change. There has been no change in the total consolidated financial condition or results of operations previously reported as a result of the change in the determination of geographic information.
Long-lived assets include property, plant and equipment and intangible assets subject to amortization. Long-lived assets by geographic area are reported by the location of the TimkenSteel subsidiary to which the asset is attributed.

	Years Ended December 31,
	2014	2013	2012
Net Sales:
United States	$1,514.9	$1,244.4	$1,567.4
Foreign	159.3	136.5	161.3
	$1,674.2	$1,380.9	$1,728.7

	December 31,
	2014	2013
Long-lived Assets:
United States	$801.6	$693.6
Foreign	0.6	0.2
	$802.2	$693.8
Note 12 - Income Tax Provision
As previously discussed in Note 2 — “Significant Accounting Policies”, although TimkenSteel was historically included in the consolidated income tax returns of The Timken Company, TimkenSteel’s income taxes are computed and reported herein under the “separate return method” for periods ending prior to and on June 30, 2014. Use of the separate return method may result in differences when the sum of the amounts allocated to standalone tax provisions are compared with amounts presented in the Consolidated Financial Statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Certain tax attributes, such as net operating loss carryforwards that were actually reflected in Timken’s Consolidated Financial Statements may or may not exist at the standalone level for TimkenSteel. Following the spinoff on June 30, 2014, TimkenSteel’s income taxes are computed and reported herein under the asset and liability method under ASC 740. Prior to the June 30, 2014 spinoff transaction from Timken, TimkenSteel was included in Timken’s income tax returns for all applicable years. TimkenSteel anticipates an adjustment of income taxes payable under the tax sharing agreement between Timken and TimkenSteel upon the filing of Timken’s consolidated U.S. federal and state income tax returns for the period prior to June 30, 2014. When the income tax payable adjustments are finalized with Timken for the pre-June 30, 2014 period based on filed tax returns, TimkenSteel will adjust its additional paid-in capital as necessary.
Income from operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below.

	Years Ended December 31,
	2014	2013	2012
United States	$155.0	$125.9	$231.9
Non-United States	3.2	1.7	2.4
Income from operations before income taxes	$158.2	$127.6	$234.3

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$32.3	$18.5	$65.6
State and local	5.3	3.5	5.4
Foreign	0.5	0.1	1.0
	$38.1	$22.1	$72.0
Deferred:
Federal	$17.6	$15.5	$6.8
State and local	(1.9)	0.5	0.2
Foreign	—	—	0.1
	15.7	16.0	7.1
United States and foreign tax expense on income	$53.8	$38.1	$79.1
Tax payments made by Timken, related to TimkenSteel, for the six months ended June 30, 2014 and for the year ended December 31, 2013 and December 31, 2012 were $35.2 million, $22.1 million and $72.0 million, respectively. Income taxes currently payable prior to the spinoff are deemed to have been remitted to Timken, in cash, in the period the liability arose and income taxes currently receivable are deemed to have been received from Timken in the period that a refund could have been recognized by TimkenSteel had TimkenSteel been a separate taxpayer.
Tax payments made by TimkenSteel for the six months ended December 31, 2014 were $27.9 million and $0.4 million for U.S. federal and state payments and foreign payments, respectively. At December 31, 2014, TimkenSteel had refundable overpayments of federal income taxes of approximately $25.0 million. TimkenSteel recorded that receivable as a component of prepaid expenses on the Consolidated Balance Sheets.
The reconciliation between TimkenSteel’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
Income tax at the U.S. federal statutory rate	$55.4	$44.6	$82.0
Adjustments:
State and local income taxes, net of federal tax benefit	2.1	2.5	3.7
Foreign losses without current tax benefits	—	—	0.5
Foreign earnings taxed at different rates including tax holidays	(0.2)	(0.3)	0.3
U.S. domestic manufacturing deduction	(3.2)	(2.3)	(6.4)
U.S. research tax credit	(0.6)	(0.5)	(0.6)
Accruals and settlements related to tax audits	—	(6.1)	—
Other items, net	0.3	0.2	(0.4)
Provision for income taxes	$53.8	$38.1	$79.1
Effective income tax rate	34.0%	29.9%	33.8%

Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Undistributed earnings of foreign subsidiaries that are invested indefinitely outside of the United States were $1.5 million, $6.4 million and $9.0 million at December 31, 2014, 2013 and 2012, respectively. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Deferred tax assets:
Pension and other postretirement benefits	$52.7	$—
Other employee benefit accruals	17.2	5.2
Tax loss carryforwards	18.1	14.1
Intangible assets	3.0	3.1
Other, net	1.7	8.3
Deferred tax assets subtotal	$92.7	$30.7
Valuation allowances	(11.7)	(14.1)
Deferred tax assets	80.8	16.6
Deferred tax liabilities:
Depreciation	($131.9)	($93.4)
Inventory	(3.7)	(7.6)
Deferred tax liabilities subtotal	(135.6)	(101.0)
Net deferred tax liabilities	($54.8)	($84.4)
As of December 31, 2014, TimkenSteel had loss carryforwards in the U.S. and various non-U.S. jurisdictions with tax benefits totaling $18.1 million having various expiration dates. TimkenSteel has provided valuation allowances of $11.7 million against these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of TimkenSteel or entities treated as branches of TimkenSteel under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances.
As of December 31, 2014, TimkenSteel had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2014, TimkenSteel does not anticipate a change in its unrecognized tax positions during the next 12 months. TimkenSteel had no accrued interest and penalties related to uncertain tax positions as of December 31, 2014. TimkenSteel records interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2013, TimkenSteel had $0.7 million of total gross unrecognized tax benefits. Included in this amount was $0.4 million, which represented the amount of unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. TimkenSteel had accrued $0.1 million of interest and penalties related to uncertain tax positions as of December 31, 2013. TimkenSteel records interest and penalties related to uncertain tax positions as a component of income tax expense.

The reconciliation of TimkenSteel’s total gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2014	2013	2012
Beginning balance, January 1	$0.7	$8.0	$8.0
Tax positions related to prior years:
Additions	—	0.3	0.1
Reductions	(0.7)	(6.0)	(0.1)
Settlements	—	(1.6)	—
Ending balance, December 31	$—	$0.7	$8.0
As of December 31, 2014, Timken is subject to examination by the IRS for tax years 2006 to the present. Timken also is subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to the present. Timken also is subject to tax examination in various foreign tax jurisdictions, including Mexico for tax years 2007 to the present, China for tax years 2010 to the present and the United Kingdom for tax years 2011 to the present. TimkenSteel is subject to examination by the IRS for the period June 30, 2014 through December 31, 2014. TimkenSteel also is subject to tax examinations in various foreign tax jurisdictions, including Mexico, China, Poland, Singapore, and the United Kingdom for the period June 30, 2014 through December 31, 2014.
Note 13 - Contingencies
TimkenSteel has a number of loss exposures that are incurred in the ordinary course of business such as environmental claims, product liability claims, product warranty claims, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment with regards to risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency and similar state or local authorities. TimkenSteel recorded reserves for such environmental matters as other current liabilities on the Consolidated Balance Sheets. There were no amounts accrued as of December 31, 2013 and 2012. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions, should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations.

2014
Balance at December 31, 2013	$—
Expenses	1.5
Payments	(0.2)
Balance at December 31, 2014	$1.3
Note 14 - Relationship with Timken and Related Entities
Prior to the spinoff on June 30, 2014, TimkenSteel was managed and operated in the normal course of business with other affiliates of Timken. Transactions between Timken and TimkenSteel, with the exception of sales and purchase transactions and reimbursements for payments made to third-party service providers by Timken on TimkenSteel’s behalf, are reflected in equity in the Consolidated Balance Sheets as net parent investment and in the Consolidated Statements of Cash Flows as a financing activity in net transfers (to)/from Timken and affiliates.

Corporate Costs/Allocations
For the periods prior to April 1, 2014, the Consolidated Financial Statements include corporate costs incurred by Timken for services that were provided to or on behalf of TimkenSteel, including but not limited to legal, treasury, corporate administration, technology and human resource services. These costs consist of allocated cost pools and direct costs. Corporate costs have been directly charged to, or allocated to, TimkenSteel using methods management believes are consistent and reasonable. TimkenSteel direct costs are incurred directly by TimkenSteel based on negotiated usage rates and dedicated employee assignments. These corporate charges and allocations have been deemed paid by TimkenSteel to Timken in the period in which the costs were recorded in the Consolidated Statements of Income. Net charges from Timken for these services, reflected in selling, general and administrative expenses, were $7.4 million, $23.2 million and $24.3 million for years ended December 31, 2014, 2013 and 2012, respectively. Effective April 1, 2014, TimkenSteel performed these functions using internal resources or services provided by third parties, certain of which were provided by Timken and directly charged to TimkenSteel. Timken will continue to provide such services during a transition period pursuant to a transition services agreement described below.
Transactions with Other Timken Businesses
Throughout the periods covered by the Consolidated Financial Statements, TimkenSteel sold finished goods to Timken and its businesses. During the years ended December 31, 2014 (on a related-party basis prior to the spinoff), 2013 and 2012, respectively, revenues from related party sales of products totaled $46.0 million, or 2.7% of net sales, $75.1 million, or 5.4% of net sales and $101.2 million, or 5.9% of net sales, respectively. Prior to the spinoff, TimkenSteel recorded related-party receivables from other Timken businesses as Accounts receivable due from related party in its Consolidated Balance Sheets. Upon separation, outstanding amounts were reclassified to trade receivables.
TimkenSteel purchased material from a related party for approximately $1.0 million, $5.0 million and $6.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, certain of TimkenSteel’s third-party service providers are paid by Timken on behalf of TimkenSteel. TimkenSteel subsequently reimburses Timken in cash for such payments. Prior to the spinoff, TimkenSteel recorded related-party payables to other Timken businesses as Accounts payable due to related party in its Consolidated Balance Sheets. Upon separation, outstanding amounts were reclassified to trade payables.
Material Agreements Between TimkenSteel and Timken
On June 30, 2014, TimkenSteel entered into a separation and distribution agreement and several other agreements with Timken to affect the spinoff and to provide a framework for the relationship with Timken. These agreements govern the relationship between TimkenSteel and Timken subsequent to the completion of the spinoff and provide for the allocation between TimkenSteel and Timken of assets, liabilities and obligations attributable to periods prior to the spinoff. Because these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.
Separation and Distribution Agreement — The separation and distribution agreement contains the key provisions relating to the spinoff, including provisions relating to the principal intercompany transactions required to effect the spinoff, the conditions to the spinoff and provisions governing the relationships between TimkenSteel and Timken after the spinoff.
Tax Sharing Agreement — The tax sharing agreement, which generally governs TimkenSteel’s and Timken’s respective rights, responsibilities and obligations after the spinoff with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. Generally, TimkenSteel is liable for all pre-distribution U.S. federal income taxes, foreign income taxes and non-income taxes attributable to TimkenSteel’s business, and all other taxes attributable to TimkenSteel, paid after the distribution. In addition, the tax sharing agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution. The tax sharing agreement also provides that TimkenSteel is liable for taxes incurred by Timken that arise as a result of TimkenSteel’s taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended.
Employee Matters Agreement — TimkenSteel entered into an employee matters agreement with Timken, which generally provides that TimkenSteel and Timken has responsibility for its own employees and compensation plans, subject to certain exceptions as described in the agreement. In general, prior to the spinoff, TimkenSteel employees participated in various retirement, health and welfare, and other employee benefit and compensation plans maintained by Timken. Following the spinoff (or earlier, in the case of the tax-qualified defined benefit plans and retiree medical plans), pursuant to the employee matters agreement, TimkenSteel employees and former employees generally participate in similar plans and arrangements established and maintained by TimkenSteel. The employee matters agreement provides for the bifurcation of equity awards as described in Note 10 — “Stock-Based Compensation”. Among other things, the employee matters agreement also provides for TimkenSteel’s assumption of certain employment-related contracts that its employees originally entered into with Timken, the allocation of certain employee liabilities and the cooperation between TimkenSteel and Timken in the sharing of employee information.
Transition Services Agreement — The transition services agreement governs the process under which TimkenSteel and Timken provide and/or make available various administrative services and assets to each other, during what is expected to be a period of 24 months or less beginning on the distribution date. Services to be provided by Timken to TimkenSteel include certain services related to engineering, finance, facilities, information technology and employee benefits. Services to be provided by TimkenSteel to Timken include certain services related to engineering, operations, finance, facilities and information technology.

SUPPLEMENTAL DATA
Selected Quarterly Financial Data (Unaudited)
(dollars in millions, except per share data)

Selected quarterly operating results for each quarter of fiscal 2014 and 2013 for TimkenSteel are as follows:

	Quarters Ended
	December 31	September 30	June 30	March 31
2014
Net Sales	$408.3	$434.2	$442.2	$389.5
Gross Profit	56.4	71.2	72.7	73.5
Net Income (1)	16.4	25.7	28.6	33.7
Per Share Data: (2)
Basic earnings per share	$0.36	$0.56	$0.63	$0.74
Diluted earnings per share	$0.36	$0.56	$0.62	$0.73

	Quarters Ended
	December 31	September 30	June 30	March 31
2013
Net Sales	$330.0	$350.5	$354.1	$346.3
Gross Profit	55.9	50.0	62.6	54.7
Net Income (1)	26.1	17.1	25.3	21.0
Per Share Data: (2)
Basic earnings per share	$0.57	$0.37	$0.55	$0.46
Diluted earnings per share	$0.56	$0.37	$0.55	$0.45
(1) Net Income for the fourth quarter of 2014 and 2013 included impairment charges of $1.2 million and $0.6 million, respectively. The fourth quarter 2014 impairment charges related to the write-offs of a trade name as well as certain costs associated with a discontinued real estate project. In 2013, the impairment charges related to the disposal of certain machinery.
(2) Basic and diluted earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented prior to the spinoff in the calculation of basic weighted average shares. See Note 9 — “Earnings Per Share” in the Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Report of Management on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.
Changes in Internal Controls
There have been no changes during the Company’s fourth quarter of 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Required information will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be filed within 120 days of December 31, 2014 in connection with the annual meeting of shareholders to be held on or about May 6, 2015, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 6, 2015, and is incorporated herein by reference.
The Company’s Corporate Governance Guidelines and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on the Company’s website at www.timkensteel.com and are available to any shareholder in print, without charge, upon request to the General Counsel. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.
The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the TimkenSteel Code of Conduct, is available on its website at www.timkensteel.com and in print, without charge, upon request to the General Counsel. The Company intends to disclose any amendment to its code of ethics or waiver from its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or any Director by posting such amendment or waiver, as applicable, on its website.
ITEM 11. EXECUTIVE COMPENSATION
Required information will be set forth under the captions “Compensation Discussion and Analysis;” “2014 Summary Compensation Table;” “2014 Grants of Plan-Based Awards Table;” and the narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table following immediately thereafter; “Outstanding Equity Awards at 2014 Year-End Table;” “2014 Option Exercises and Stock Vested Table;” “Pension Benefits;” “2014 Nonqualified Deferred Compensation Table;” “Potential Payments Upon Termination or Change in Control;” “Director Compensation;” “Compensation Committee;” “Compensation Committee Interlocks and Insider Participation;” and “Compensation Committee Report” in the proxy statement to be filed within 120 days of December 31, 2014 in connection with the annual meeting of shareholders to be held on or about May 6, 2015, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Required information, including with respect to institutional investors owning more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 6, 2015, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement to be filed within 120 days of December 31, 2014 in connection with the annual meeting of shareholders to be held on or about May 6, 2015, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Required information will be set forth under the captions “Director Independence” and “Related Party Transactions Approval Policy” in the proxy statement to be filed within 120 days of December 31, 2014 in connection with the annual meeting of shareholders to be held on or about May 6, 2015, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2014 and 2013 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “Services of Independent Auditor for 2014” and “Audit Committee Pre-Approval Policies and Procedures” in the proxy statement to be filed within 120 days of December 31, 2014 in connection with the annual meeting of shareholders to be held on or about May 6, 2015, and is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
2.1†	Separation and Distribution Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
3.1
Amended and Restated Articles of Incorporation of TimkenSteel Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).

3.2
Code of Regulations of TimkenSteel Corporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313).

10.1†	Tax Sharing Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.2†	Employee Matters Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.3†	Transition Services Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.4†	Trademark License Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.5†	Noncompetition Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.6††	TimkenSteel Corporation 2014 Equity and Incentive Compensation Plan.
10.7††	TimkenSteel Corporation Senior Executive Management Performance Plan.
10.8††	TimkenSteel Corporation Annual Performance Award Plan.
10.9††	Form of Director Indemnification Agreement.
10.10††	Form of Officer Indemnification Agreement.
10.11††	Form of Director and Officer Indemnification Agreement.
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

10.16
TimkenSteel Corporation Director Deferred Compensation Plan (Effective June 30, 2014). (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A filed on June 18, 2014, Registration No. 333-196287).

10.17
Credit Agreement, dated as of June 30, 2014, among TimkenSteel Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders party thereto. (incorporated by reference to Exhibit Number 10.6 of the Company’s Current Report on Form 8-K filed on July 31, 2014, File No. 001-36313).

21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2014	2013	2012
Balance at Beginning of Period	$0.2	$1.1	$2.4
Additions:
Charged to Costs and Expenses (1)	—	(0.9)	(0.9)
Deductions (2)	—	—	(0.4)
Balance at End of Period	$0.2	$0.2	$1.1

Allowance for surplus and obsolete inventory:	2014	2013	2012
Balance at Beginning of Period	$1.9	$1.5	$1.6
Additions:
Charged to Costs and Expenses (3)	1.6	1.7	1.0
Deductions (4)	(0.6)	(1.3)	(1.1)
Balance at End of Period	$2.9	$1.9	$1.5

Valuation allowance on deferred tax assets:	2014	2013	2012
Balance at Beginning of Period	$14.1	$14.7	$16.2
Additions:
Charged to Costs and Expenses (5)	—	—	0.2
Charged to Other Accounts (6)	—	0.2	0.6
Deductions (7)	(2.4)	(0.8)	(2.3)
Balance at End of Period	$11.7	$14.1	$14.7

(1)	Provision for uncollectible accounts included in expenses.

(2)	Actual accounts written off against the allowance-net of recoveries.

(3)	Provisions for surplus and obsolete inventory included in expenses.

(4)	Inventory items written off against the allowance.

(5)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(6)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(7)	Amount primarily relates to the removal of losses not carried over to TimkenSteel and a decrease in UK tax rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	March 2, 2015	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ward J. Timken, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 2, 2015
Ward J. Timken, Jr.

/s/ Christopher J. Holding	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Christopher J. Holding

/s/ Amanda J. Sterling	Vice President and Corporate Controller (Principal Accounting Officer)	March 2, 2015
Amanda J. Sterling

*	Director	March 2, 2015
Joseph A. Carrabba

*	Director	March 2, 2015
Phillip R. Cox

*	Director	March 2, 2015
Diane C. Creel

*	Director	March 2, 2015
Randall Edwards

*	Director	March 2, 2015
Donald Misheff

*	Director	March 2, 2015
John P. Reilly

*	Director	March 2, 2015
Ronald A. Rice

*	Director	March 2, 2015
Randall A. Wotring

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ Frank A. DiPiero	Executive Vice President, General Counsel and Secretary	March 2, 2015
Frank A. DiPiero