Form 10-Q
period 2015-03-31
TimkenSteel Corp
filed 2015-05-11
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-36313

TIMKENSTEEL CORPORATION (Exact name of registrant as specified in its charter)

Ohio	46-4024951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1835 Dueber Avenue SW, Canton, OH	44706
(Address of principal executive offices)	(Zip Code)
330.471.7000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Shares, without par value	44,763,083

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
(Dollars in millions, except per share data)
Net sales	$388.7	$389.5
Cost of products sold	347.1	316.0
Gross Profit	41.6	73.5

Selling, general and administrative expenses	29.1	24.3
Impairment charges	0.4	—
Operating Income	12.1	49.2

Interest expense	0.1	—
Other expense (income), net	0.9	(1.6)
Income Before Income Taxes	11.1	50.8
Provision for income taxes	4.2	17.2
Net Income	$6.9	$33.6

Per Share Data:
Basic earnings per share	$0.15	$0.73
Diluted earnings per share	$0.15	$0.73

Dividends per share	$0.14	$—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
(Dollars in millions)
Net Income	$6.9	$33.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.9)	(0.2)
Pension and postretirement liability adjustment	6.5	—
Other comprehensive income (loss), net of tax	5.6	(0.2)
Comprehensive Income, net of tax	$12.5	$33.4
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$31.0	$34.5
Accounts receivable, net of allowances	166.7	167.1
2015 - $0.5 million; 2014 - $0.2 million
Inventories, net	277.2	293.8
Deferred income taxes	20.3	20.3
Prepaid expenses	8.2	28.0
Other current assets	9.1	7.6
Total Current Assets	512.5	551.3

Property, Plant and Equipment, Net	765.4	771.9

Other Assets
Pension assets	8.8	8.0
Intangible assets, net	33.0	30.3
Other non-current assets	2.5	2.6
Total Other Assets	44.3	40.9
Total Assets	$1,322.2	$1,364.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$96.8	$120.2
Salaries, wages and benefits	27.6	49.1
Accrued pension and postretirement cost	17.8	17.8
Income taxes payable	—	0.3
Other current liabilities	26.8	38.1
Total Current Liabilities	169.0	225.5

Non-Current Liabilities
Long-term debt	195.2	185.2
Accrued pension and postretirement cost	113.9	119.1
Deferred income taxes	82.3	75.1
Other non-current liabilities	9.6	11.1
Total Non-Current Liabilities	401.0	390.5

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2015 - 45.7 million shares; 2014 - 45.7 million shares; outstanding 2015 - 44.8 million shares; 2014 - 44.8 million shares	—	—
Additional paid-in capital	1,049.4	1,050.7
Retained earnings	30.0	29.4
Treasury shares	(35.5)	(34.7)
Accumulated other comprehensive loss	(291.7)	(297.3)
Total Shareholders’ Equity	752.2	748.1
Total Liabilities and Shareholders’ Equity	$1,322.2	$1,364.1
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$6.9	$33.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.6	13.6
Impairment charges	0.4	—
Loss (gain) on sale or disposal of assets	0.2	(0.2)
Deferred income taxes	3.6	—
Stock-based compensation expense	2.0	0.9
Pension and postretirement expense	8.6	—
Pension and postretirement contributions and payments	(5.2)	—
Changes in operating assets and liabilities:
Accounts receivable, including due from related party	0.4	(29.0)
Inventories, net	16.6	(2.5)
Accounts payable, including due to related party	(23.4)	27.1
Other accrued expenses	(31.3)	0.1
Prepaid expenses	19.8	—
Other, net	(1.6)	1.8
Net Cash Provided by Operating Activities	14.6	45.4

Investing Activities
Capital expenditures	(17.9)	(33.0)
Proceeds from sale of assets	0.2	—
Net Cash Used by Investing Activities	(17.7)	(33.0)

Financing Activities
Cash dividends paid to shareholders	(6.3)	—
Purchase of treasury shares	(4.7)	—
Proceeds from exercise of stock options	1.1	—
Payment on long-term debt	(20.0)	—
Proceeds from issuance of debt	30.0	—
Net transfers to Parent and subsidiaries	(0.5)	(12.4)
Net Cash Used by Financing Activities	(0.4)	(12.4)
Effect of exchange rate changes on cash	—	—
Decrease In Cash and Cash Equivalents	(3.5)	—
Cash and cash equivalents at beginning of period	34.5	—
Cash and Cash Equivalents at End of Period	$31.0	$—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Notes to Unaudited Consolidated Financial Statements
(dollars in millions, except per share data)

Note 1 - Basis of Presentation
TimkenSteel Corporation (TimkenSteel) became an independent company as a result of the distribution on June 30, 2014 by The Timken Company (Timken) of 100 percent of the outstanding common shares of TimkenSteel to Timken shareholders. Each Timken shareholder of record as of the close of business on June 23, 2014 received one TimkenSteel common share for every two Timken common shares held as of the record date for the distribution. TimkenSteel common shares trade on the New York Stock Exchange under the ticker symbol “TMST.”
Prior to the spinoff on June 30, 2014, TimkenSteel operated as a reportable segment of Timken. The accompanying Unaudited Consolidated Financial Statements for periods prior to the separation have been prepared from Timken’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Timken. The Unaudited Consolidated Financial Statements for periods prior to the separation include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. The historical results of operations and cash flows of TimkenSteel presented in the Unaudited Consolidated Financial Statements for periods prior to the separation may not be indicative of what they would have been had TimkenSteel actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of TimkenSteel’s future results of operations and cash flows.
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s Audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2014.
Certain items previously reported in specific financial statement captions in the prior year have been reclassified to conform to the fiscal 2015 presentation.
Note 2 - Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. TimkenSteel is currently evaluating the impact of the adoption of this accounting standard update on its results of operations and financial condition.
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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for TimkenSteel in the first quarter of fiscal year 2017. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09, but to permit entities to adopt the standard on the original effective date if they choose. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
Note 3 - Inventories
The components of inventories, net as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Inventories, net:
Manufacturing supplies	$40.6	$38.5
Raw materials	51.3	56.8
Work in process	93.4	110.3
Finished products	94.8	91.1
Subtotal	280.1	296.7
Allowance for surplus and obsolete inventory	(2.9)	(2.9)
Total Inventories, net	$277.2	$293.8
Inventories are valued at the lower of cost or market, with approximately 65% valued by the last-in, first-out (LIFO) method and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States), inventories valued by the first-in, first-out (FIFO), average cost or specific identification methods.
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
The LIFO reserve as of March 31, 2015 and December 31, 2014 was $80.7 million and $86.7 million, respectively. TimkenSteel projects that its LIFO reserve will decrease for the year ending December 31, 2015 based on lower anticipated costs, particularly scrap steel costs and anticipated lower inventory quantities, slightly offset by higher manufacturing costs.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Property, Plant and Equipment, net:
Land and buildings	$359.3	$292.4
Machinery and equipment	1,336.4	1,183.0
Construction-in-progress	72.1	288.3
Subtotal	1,767.8	1,763.7
Less allowances for depreciation	(1,002.4)	(991.8)
Property, Plant and Equipment, net	$765.4	$771.9

Total depreciation expense was $15.9 million and $12.7 million for the three months ended March 31, 2015 and 2014, respectively. TimkenSteel recorded capitalized interest of $1.0 million for the three months ended March 31, 2015. Prior to the spinoff, TimkenSteel capitalized interest allocated from Timken related to construction projects of $2.6 million for the three months ended March 31, 2014. TimkenSteel recorded impairment charges of $0.4 million related to the discontinued use of certain assets during the three months ended March 31, 2015.
Note 5 - Intangible Assets
The components of intangible assets, net as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.8	$2.5	$4.3	$6.8	$2.4	$4.4
Technology use	9.0	4.2	4.8	9.0	4.1	4.9
Capitalized software	55.0	31.1	23.9	50.6	29.6	21.0
Total Intangible Assets	$70.8	$37.8	$33.0	$66.4	$36.1	$30.3
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from three to 15 years. Amortization expense for intangible assets for the three months ended March 31, 2015 and 2014 was $1.7 million and $0.9 million, respectively.
Note 6 - Financing Arrangements
The components of long-term debt as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.02% as of March 31, 2015)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.02% as of March 31, 2015)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.02% as of March 31, 2015)	8.5	8.5
Revolving credit facility, due 2019 (LIBOR plus applicable spread)	165.0	155.0
Total Long-Term Debt	$195.2	$185.2
Credit Facility
On June 30, 2014, TimkenSteel entered into a credit facility with JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-documentation agents, and the other lenders and arrangers party thereto. The credit facility has a term of five years through June 30, 2019 and provides for a committed revolving credit line of up to $300.0 million. The credit facility includes an expansion option allowing TimkenSteel to request additional commitments of up to $150.0 million in term loans or revolving credit commitments, subject to certain conditions and approvals as set forth in the credit agreement. The credit facility provides a $50.0 million sublimit for multicurrency loans, a $50.0 million sublimit for letters of credit and a $30.0 million sublimit for swing line loans.
The credit facility may be used for working capital and asset renewal and acquisition and is secured by a first priority lien on substantially all of the assets of TimkenSteel and its subsidiaries.

TimkenSteel is required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in the credit agreement. As of March 31, 2015, TimkenSteel was in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The credit agreement also provides the lenders with the ability to reduce the credit line amount even if TimkenSteel is in compliance with all conditions of the credit agreement upon a material adverse change to the business, properties, assets, financial condition or results of operations of TimkenSteel. Subject to certain limited exceptions, the credit agreement contains a number of restrictions that limit TimkenSteel’s ability to incur additional indebtedness, pledge its assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business, among other things. In addition, the credit agreement includes a cross-default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 1.25% to 2.25%) or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the credit agreement, with no rate floor), plus an applicable margin (varying from 0.25% to 1.25%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.20% to 0.40%). The applicable margins are calculated quarterly and vary based on TimkenSteel’s consolidated capitalization ratio as set forth in the credit agreement. The interest rate under the revolving credit facility was 1.69% as of March 31, 2015. The amount available under the credit facility as of March 31, 2015 was $134.0 million.
Revenue Refunding Bonds
On June 1, 2014, Timken purchased, in lieu of redemption, the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 (Assignment) between Timken and TimkenSteel, Timken assigned all of its right, title and interest in and to the loan agreements and the notes associated with the Bonds to, and these obligations were assumed by, TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (Remarketing Date) in connection with the conversion of the interest rate mode for the Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. TimkenSteel is responsible for payment of the interest and principal associated with the Bonds subsequent to the Remarketing Date.
All of TimkenSteel’s long-term debt is variable-rate debt and, as a result, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 input.
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2014	($4.8)	($292.5)	($297.3)
Other comprehensive (loss) income before reclassifications, before income tax	(0.9)	0.8	(0.1)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	9.1	9.1
Income tax benefit	—	(3.4)	(3.4)
Net current period other comprehensive (loss) income, net of income tax	(0.9)	6.5	5.6
Balance at March 31, 2015	($5.7)	($286.0)	($291.7)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2013	($0.4)	$—	($0.4)
Other comprehensive loss before reclassifications, before income tax	(0.2)	—	(0.2)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	—	—
Income tax benefit	—	—	—
Net current period other comprehensive loss, net of income tax	(0.2)	—	(0.2)
Balance at March 31, 2014	($0.6)	$—	($0.6)
The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Unaudited Consolidated Statements of Income. These components are included in the computation of net periodic benefit cost.
Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the three months ended March 31, 2015 were as follows:

	Total	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$748.1	$1,050.7	$29.4	($34.7)	($297.3)
Net income	6.9	—	6.9	—	—
Pension and postretirement adjustment, net of tax	6.5	—	—	—	6.5
Foreign currency translation adjustments	(0.9)	—	—	—	(0.9)
Stock-based compensation expense	2.0	2.0	—	—	—
Dividends – $0.14 per share	(6.3)	—	(6.3)	—	—
Net transfer to Parent and subsidiaries	(0.5)	(0.5)	—	—	—
Stock option exercise activity	1.1	1.1	—	—	—
Purchase of treasury shares	(2.9)	—	—	(2.9)	—
Issuance of treasury shares	—	(3.9)	—	3.9	—
Shares surrendered for taxes	(1.8)	—	—	(1.8)	—
Balance as of March 31, 2015	$752.2	$1,049.4	$30.0	($35.5)	($291.7)
Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$4.2	$0.4	$—	$—
Interest cost	13.0	2.4	—	—
Expected return on plan assets	(18.8)	(1.7)	—	—
Amortization of prior service cost	0.1	0.3	—	—
Amortization of net actuarial loss	8.6	0.1	—	—
Allocated benefit cost from Timken	—	—	4.4	1.7
Net Periodic Benefit Cost	$7.1	$1.5	$4.4	$1.7

Prior to the spinoff, employees of TimkenSteel participated in various retirement and postretirement benefit plans sponsored by Timken. Because Timken provided these benefits to eligible employees and retirees of TimkenSteel, the costs to participating employees of TimkenSteel in these plans were reflected in the Unaudited Consolidated Financial Statements, while the related assets and liabilities were retained by Timken. Expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate and other shared functional personnel. All cost allocations related to the various retirement benefit plans have been deemed paid by TimkenSteel to Timken in the period in which the cost was recorded in the Unaudited Consolidated Statements of Income as a component of cost of products sold and selling, general and administrative expenses. Allocated benefit costs from Timken were funded through intercompany transactions.
Note 10 - Earnings Per Share
On June 30, 2014, 45.4 million TimkenSteel common shares were distributed to Timken shareholders in conjunction with the spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented prior to the spinoff in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at June 30, 2014 were assumed to also be outstanding at each of the periods presented prior to the spinoff. For the three months ended March 31, 2015 and 2014, 1.3 million and 0.2 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income for basic and diluted earnings per share	$6.9	$33.6

Denominator:
Weighted average shares outstanding, basic	44,769,679	45,729,624
Dilutive effect of stock-based awards	250,344	519,883
Weighted average shares outstanding, diluted	45,020,023	46,249,507

Basic earnings per share	$0.15	$0.73
Diluted earnings per share	$0.15	$0.73
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
TimkenSteel changed the method by which certain costs and expenses are allocated to its reportable segments beginning with the third quarter of 2014. The change reflects a refinement of its internal reporting to align with the way management now makes operating decisions and manages the growth and profitability of its business as an independent company subsequent to the spinoff from Timken. This change corresponds with management’s current approach to allocating costs and resources and assessing the performance of its segments. TimkenSteel reports segment information in accordance with the provisions of FASB Accounting Standards Codification 280, “Segment Reporting.” There has been no change in the total consolidated financial condition or results of operations previously reported as a result of the change in its segment cost structure. All periods presented have been adjusted to reflect this change.

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

	Three Months Ended March 31,
	2015	2014
Net Sales:
Industrial & Mobile	$233.5	$231.8
Energy & Distribution	155.2	157.7
	$388.7	$389.5
Segment EBIT:
Industrial & Mobile	$4.5	$27.3
Energy & Distribution	4.6	28.2
Total Segment EBIT	$9.1	$55.5
Unallocated (1)	2.1	(4.7)
Interest expense	0.1	—
Income Before Income Taxes	$11.1	$50.8
(1) Unallocated are costs associated with strategy, corporate development, tax, treasury, legal, internal audit, LIFO and general administration expenses.
Energy & Distribution intersegment sales to the Industrial & Mobile segment were approximately $0.2 million in each of the three months ended March 31, 2015 and 2014.
Note 12 - Income Tax Provision
TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2015	2014
Provision for income taxes	$4.2	$17.2
Effective tax rate	37.8%	33.9%
The effective tax rate for the three months ended March 31, 2015 was higher than the U.S. federal statutory rate of 35% due primarily to U.S. state and local taxes and the effect of other permanent differences. This was partially offset by the tax benefit associated with non-U.S. earnings taxed at a rate less than the U.S. statutory rate.

The effective tax rate for the three months ended March 31, 2014 was lower than the U.S. federal statutory rate of 35% due primarily to the U.S. manufacturing deduction. This factor was partially offset by U.S. state and local taxes.
Note 13 - Contingencies
TimkenSteel has a number of loss exposures that are incurred in the ordinary course of business such as environmental claims, product liability claims, product warranty claims, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency and similar state or local authorities. TimkenSteel recorded reserves for such environmental matters as other current liabilities on the Unaudited Consolidated Balance Sheets. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations.

Balance at December 31, 2014	$1.3
Expenses	—
Payments	(0.1)
Balance at March 31, 2015	$1.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Business Overview
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
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing and precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are used as a feeder system for our operations. We focus on research and development to devise solutions to our customers’ toughest engineering challenges and then leverage those answers into new product offerings. Based on our internal estimates, we have historically supplied, on average, approximately 30% of the seamless mechanical tube demand in the United States.
Based on our knowledge of the steel industry, we believe we are the only focused SBQ steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among the North American steel producers. In addition, we are the only steel manufacturer with capabilities of developing SBQ steel large bars up to 16-inches in diameter. SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create custom steel products with a competitive cost structure similar to that of a high-volume producer.
We operate in and report financial results for two segments: 1) Industrial & Mobile and 2) Energy & Distribution. Our customers include companies in the following market sectors: oil and gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. A significant portion of our production facilities services all of our end markets across both reportable segments.
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
In October 2014, we cast our first heat on the world’s largest jumbo bloom vertical caster, which cost approximately $200 million, excluding capitalized interest. We expect, once fully ramped, the new caster will improve yield by approximately 15%, increase annual finished ton capacity by up to 125,000 tons and expand our product range servicing the energy and industrial market sectors by providing large bar capabilities unique in the United States. As of March 31, 2015, approximately $198 million of costs had been incurred related to the new caster.

Results of Operations

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales	$388.7	$389.5	($0.8)	(0.2)%
Net sales, excluding surcharges	313.6	300.0	13.6	4.5%
Gross profit	41.6	73.5	(31.9)	(43.4)%
Gross margin	10.7%	18.9%	NM	(820) bps
Selling, general and administrative expenses	29.1	24.3	4.8	19.8%
Net income	6.9	33.6	(26.7)	(79.5)%
Scrap index per ton	335	440	(105)	(23.9)%
Shipments (in tons)	271,102	249,873	21,229	8.5%
Average selling price per ton, including surcharges	$1,434	$1,559	($125)	(8.0)%
Capacity utilization	66.2%	65.0%	NM	120 bps
Net Sales
Net sales for the first quarter of 2015 were $388.7 million, a decrease of $0.8 million compared to the first quarter of 2014. Excluding surcharges, net sales increased $13.6 million, or 4.5%. The increase was driven by higher shipments of approximately 7% in the Industrial & Mobile segment and approximately 11% in the Energy & Distribution segment. Our customer demand drove higher volume in both segments.
Gross Profit
Gross profit for the first quarter of 2015 was $41.6 million, a decrease of $31.9 million, or 43.4%, compared to the first quarter of 2014. The decrease in gross profit was driven primarily by raw material spread of approximately $22 million, higher manufacturing costs of approximately $16 million and price/mix of approximately $7 million, partially offset by higher volume of approximately $8 million and LIFO income of $6 million. The unfavorable raw material spread was driven by timing associated with our customer surcharge mechanism. Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag. As a result, we end up with a timing difference between how much we pay for scrap and the surcharge recovery. While surcharge generally protects gross profit, it had the effect of diluting gross margin as a percentage of sales in the first quarter of 2015. Manufacturing costs were higher due primarily to increased maintenance and consumable costs of $10 million, depreciation expense associated with the caster and higher pension and postretirement costs due to a change in the actuarial mortality table and pension and postretirement discount rates.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the first quarter of 2015 increased $4.8 million, or 19.8%, compared to the first quarter of 2014. The increase was due primarily to corporate costs to operate as a stand-alone independent organization.
Provision for Income Taxes

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Provision for income taxes	$4.2	$17.2	($13.0)	(75.6)%
Effective tax rate	37.8%	33.9%	NM	390 bps
The increase in the effective tax rate in the first quarter of 2015 compared to the first quarter of 2014 was due primarily to the loss of a tax benefit associated with the U.S. manufacturing deduction, which is not expected to be available in 2015.

Business Segments

Industrial & Mobile	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales	$233.5	$231.8	$1.7	0.7%
Net sales, excluding surcharges	189.0	179.3	9.7	5.4%
EBIT	4.5	27.3	(22.8)	(83.5)%
EBIT margin	1.9%	11.8%	NM	(990) bps
Shipments (in tons)	164,167	153,787	10,380	6.7%
Average selling price per ton, including surcharges	$1,422	$1,507	($85)	(5.6)%
Industrial & Mobile segment net sales increased $1.7 million, or 0.7%, in first quarter of 2015 compared to the first quarter of 2014. Excluding surcharges, net sales increased 5.4%. The increase was driven by higher volume in the industrial and automotive market sector. Industrial sales increased as demand grew from the general industrial, machinery and rail market sectors. Mobile sales increased in line with expanding North American automotive demand.
EBIT decreased $22.8 million, or 83.5%, in first quarter of 2015 due to raw material spread of approximately $13 million, higher allocated manufacturing costs of approximately $11 million and incremental SG&A expenses to operate as a stand-alone independent organization of approximately $4 million, partially offset by higher volume of approximately $5 million. Refer to the “Gross Profit” section above for a discussion of the raw material spread and manufacturing costs.

Energy & Distribution	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales	$155.2	$157.7	($2.5)	(1.6)%
Net sales, excluding surcharges	124.6	120.7	3.9	3.2%
EBIT	4.6	28.2	(23.6)	(83.7)%
EBIT margin	3.0%	17.9%	NM	(1490) bps
Shipments (in tons)	106,935	96,086	10,849	11.3%
Average selling price per ton, including surcharges	$1,451	$1,641	($190)	(11.6)%
Energy & Distribution segment net sales decreased $2.5 million, or 1.6%, during the first quarter of 2015 compared to the first quarter of 2014. Excluding surcharges, net sales increased 3.2%. The increase was primarily driven by higher volume across both the energy and distribution market sectors.
EBIT decreased $23.6 million, or 83.7%, during the first quarter of 2015 compared to the first quarter of 2014. The decrease was driven by the raw material spread of approximately $9 million, price/mix of approximately $8 million, higher allocated manufacturing costs of approximately $6 million and incremental SG&A expenses to operate as a stand-alone independent organization of approximately $2 million, partially offset by higher volume of approximately $3 million. Refer to the “Gross Profit” section above for a discussion of the raw material spread and manufacturing costs.

Unallocated	Three Months Ended March 31,
	2015	2014	$ Change	% Change
LIFO	$6.0	$0.4	$5.6	1,400.0%
Corporate expenses	(3.9)	(5.1)	1.2	(23.5)%
Unallocated	2.1	(4.7)	6.8	(144.7)%
Unallocated % to net sales	0.5%	(1.2)%	NM	170 bps
Unallocated are costs associated with strategy, corporate development, tax, treasury, legal, internal audit, LIFO and general administration expenses. Unallocated costs decreased $6.8 million for the first quarter of 2015 compared to the first quarter of 2014 due primarily to higher LIFO income of $6 million.

Net Sales, Excluding Surcharges
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes discussions of net sales adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. Generally, as we experience fluctuations in our costs, we reflect them as increases or decreases through our customer surcharge mechanism with the goal of being essentially cost neutral. We believe presenting net sales to exclude surcharges provides a more consistent basis for comparing our core operating results.

TimkenSteel	Three Months Ended March 31,
	2015	2014
Net sales	$388.7	$389.5
Less: surcharge revenue	75.1	89.5
Net sales, excluding surcharges	$313.6	$300.0

Industrial & Mobile	Three Months Ended March 31,
	2015	2014
Net sales	$233.5	$231.8
Less: surcharge revenue	44.5	52.5
Net sales, excluding surcharges	$189.0	$179.3

Energy & Distribution	Three Months Ended March 31,
	2015	2014
Net sales	$155.2	$157.7
Less: surcharge revenue	30.6	37.0
Net sales, excluding surcharges	$124.6	$120.7
The Balance Sheet
The following discussion is a comparison of the Unaudited Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

Current Assets	March 31, 2015	December 31, 2014
Cash and cash equivalents	$31.0	$34.5
Accounts receivable, net	166.7	167.1
Inventories, net	277.2	293.8
Deferred income taxes	20.3	20.3
Prepaid expenses	8.2	28.0
Other current assets	9.1	7.6
Total Current Assets	$512.5	$551.3
Refer to the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the decrease in cash and cash equivalents. Inventories decreased by approximately $17 million due to efforts to reduce inventory to align with anticipated sales volumes as well as lower scrap cost compared to the first quarter of 2014. Prepaid expenses decreased by approximately $20 million due primarily to the refund of a tax receivable that existed as of December 31, 2014.

Property, Plant and Equipment	March 31, 2015	December 31, 2014
Property, plant and equipment, net	$765.4	$771.9
Property, plant and equipment, net decreased $6.5 million from the balance as of December 31, 2014. The decrease in property, plant and equipment, net was due to depreciation expense of approximately $16 million partially offset by capital expenditures, excluding accruals, of approximately $10 million during the first quarter of 2015.

Other Assets	March 31, 2015	December 31, 2014
Pension assets	$8.8	$8.0
Intangible assets, net	33.0	30.3
Other non-current assets	2.5	2.6
Total Other Assets	$44.3	$40.9
Intangible assets, net increased $2.7 million from the balance as of December 31, 2014. The increase in intangible assets, net was driven by approximately $5 million of expenditures for capitalized software partially offset by approximately $2 million of amortization in the first quarter of 2015.

Liabilities and Shareholders’ Equity	March 31, 2015	December 31, 2014
Current liabilities	$169.0	$225.5
Long-term debt	195.2	185.2
Accrued pension and postretirement cost	113.9	119.1
Deferred income taxes	82.3	75.1
Other non-current liabilities	9.6	11.1
Total shareholders’ equity	752.2	748.1
Total Liabilities and Shareholders’ Equity	$1,322.2	$1,364.1
Current liabilities decreased to $169.0 million as of March 31, 2015 as compared to $225.5 million as of December 31, 2014. The decrease was due primarily to a decrease in accounts payable of approximately $23 million resulting from lower inventory purchases as discussed above, as well as a decrease of approximately $22 million in accrued salaries, wages and benefits driven by the variable compensation payout made to employees in the first quarter of 2015 related to 2014 year-end performance. Long-term debt increased for the period due to additional borrowings under our revolving credit facility. Accrued pension and postretirement cost decreased related to payments on the postretirement plans partially offset by the recognition of quarterly expense. The increase in our non-current deferred income taxes related primarily to the utilization of non-current deferred tax assets as well as recognition of the non-current deferred tax liability related to pension and postretirement expense during the first quarter of 2015. Refer to Note 8 - “Changes in Shareholders' Equity” in the Notes to our Unaudited Consolidated Financial Statements for details of the increase in shareholders’ equity.
Liquidity and Capital Resources
Based on historical performance and current expectations, we believe our cash and cash equivalents, the cash generated from our operations, availability under our credit facility and our ability to access capital markets will satisfy our working capital needs, capital expenditures, quarterly dividends, share repurchases and other liquidity requirements associated with our operations for at least the next twelve months.

Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2015 and 2014. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$14.6	$45.4
Net cash used by investing activities	(17.7)	(33.0)
Net cash used by financing activities	(0.4)	(12.4)
Decrease in Cash and Cash Equivalents	($3.5)	$—
Operating activities
Net cash provided by operating activities for the three months ended March 31, 2015 and 2014 was $14.6 million and $45.4 million, respectively. The $30.8 million decrease was primarily the result of an approximately $27 million decrease in net income as well as an increased use of cash related to changes in our accounts payable and other accrued expense balances partially offset by cash provided by the changes in our accounts receivable, inventories, net and prepaid expense balances.
Investing activities
Net cash used by investing activities for the three months ended March 31, 2015 and 2014 was $17.7 million and $33.0 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. The approximately $15 million decrease in capital spending was due to lower spending related to the jumbo bloom vertical caster as the project nears completion compared to the first quarter of 2014.
Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. Our $72.1 million construction-in-progress balance as of March 31, 2015 includes: (a) $26 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $46 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $11 million of additional costs including approximately $4 million relating to additional growth initiatives and continuous improvement and approximately $7 million of additional costs to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.
Financing activities
Net cash used by financing activities for the three months ended March 31, 2015 was $0.4 million due primarily to cash dividends of $6 million paid to shareholders, the repurchase of outstanding shares at a cost of approximately $3 million and share-based compensation activity of approximately $2 million, which were almost entirely offset by $10 million of borrowings, net of repayments, under the credit facility.
Financing activities were a use of cash for the three months ended March 31, 2014 due to cash transfers of $12.4 million to The Timken Company.
Credit Facility
On June 30, 2014, we entered into a credit facility with JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-documentation agents, and the other lenders and arrangers party thereto. The credit facility has a term of five years through June 30, 2019 and provides for a committed revolving credit line of up to $300.0 million. The credit facility includes an expansion option allowing us to request additional commitments of up to $150.0 million in term loans or revolving credit commitments, subject to certain conditions and approvals as set forth in the credit agreement. The credit facility provides a $50.0 million sublimit for multicurrency loans, a $50.0 million sublimit for letters of credit and a $30.0 million sublimit for swing line loans.

We are required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in our credit agreement. As of March 31, 2015, we were in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The maximum consolidated capitalization ratio permitted under the credit facility is 0.50. As of March 31, 2015, our consolidated capitalization ratio was 0.21. The minimum consolidated interest coverage ratio permitted under the credit facility is 3.0. As of March 31, 2015, our consolidated interest coverage ratio was 182.9. The minimum liquidity required under the credit facility is $50 million. As of March 31, 2015, our liquidity was $165.0 million.
We expect to remain in compliance with our debt covenants. However, we may need to limit our borrowings on the revolving commitment in order to remain in compliance. As of March 31, 2015, we are currently able to borrow the full amount available under our credit facility and still remain in compliance with our debt covenants. The amount available under the credit facility as of March 31, 2015 was $134.0 million.
Dividends and Share Repurchases
On May 6, 2015, our Board of Directors declared a quarterly cash dividend of $0.14 cents per share. The dividend will be paid on June 4, 2015 to shareholders of record as of May 21, 2015.
On August 6, 2014, our Board of Directors approved a share repurchase plan pursuant to which we may repurchase up to three million of our outstanding common shares in the aggregate. This share repurchase plan expires on December 31, 2016. We may repurchase such shares from time to time in open market purchases or privately negotiated transactions. We are not obligated to acquire any particular amount of common shares and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. We may make all or part of these purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. From inception through March 31, 2015, $33.5 million was used to repurchase 929,185 shares under the share repurchase plan. Common shares repurchased are held as treasury shares.
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
There have been no material changes to these policies during the three months ended March 31, 2015. For a summary of the critical accounting policies and estimates that we used in the preparation of our Unaudited Consolidated Financial Statements, see our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.
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

Forward-Looking Statements
Certain statements set forth in this Form 10-Q (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

•	our ability to realize the expected benefits of the spinoff from The Timken Company;

•	the costs associated with being an independent public company, which may be higher than anticipated;

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

•
changes in worldwide financial markets, including availability of financing and interest rates, which affect: our cost of funds and/or ability to raise capital; our pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase our products or equipment that contain our products; and the amount of any dividend declared by our Board of Directors on our common shares and the amount and timing of any repurchases of our common shares; and

•	those items identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings consist entirely of variable-rate debt, principally borrowings under our revolving credit facility. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2015, we have $195.2 million of aggregate debt outstanding, all of which consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $2.0 million annually, with a corresponding decrease in income from operations before income taxes of the same amount.
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
1/01/15 – 1/31/15	78,687	$30.67	75,263	2,091,815
2/01/15 – 2/28/15	82,696	$29.74	21,000	2,070,815
3/01/15 – 3/31/15	171	$29.98	—	2,070,815
Total	161,554	$30.19	96,263	2,070,815

(1)	Consists of 3,424, 61,696 and 171 shares surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans in January, February and March, respectively.

(2)
On August 6, 2014, the Company announced that its Board of Directors approved a share purchase plan pursuant to which the Company may purchase up to 3 million of its common shares in the aggregate. This share purchase plan expires on December 31, 2016. The Company may purchase such shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of these purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1‡*	Amended and Restated TimkenSteel Corporation 2014 Deferred Compensation Plan
10.2‡*	Amended and Restated TimkenSteel Corporation Director Deferred Compensation Plan
10.3‡*	Form of Nonqualified Stock Option Agreement
10.4‡*	Form of Time-Based Restricted Stock Unit Agreement (Cliff Vesting)
10.5‡*	Form of Time-Based Restricted Stock Unit Agreement (Ratable Vesting)
10.6‡*	Form of Performance-Based Restricted Stock Unit Agreement
10.7‡*	Form of Deferred Shares Agreement
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
‡	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	May 11, 2015	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amended and Restated TimkenSteel Corporation 2014 Deferred Compensation Plan
10.2	Amended and Restated TimkenSteel Corporation Director Deferred Compensation Plan
10.3	Form of Nonqualified Stock Option Agreement
10.4	Form of Time-Based Restricted Stock Unit Agreement (Cliff Vesting)
10.5	Form of Time-Based Restricted Stock Unit Agreement (Ratable Vesting)
10.6	Form of Performance-Based Restricted Stock Unit Agreement
10.7	Form of Deferred Shares Agreement
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document