Form 10-Q
period 2015-06-30
TimkenSteel Corp
filed 2015-08-13
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Shares, without par value	44,519,281

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions, except per share data)
Net sales	$278.2	$442.2	$666.9	$831.7
Cost of products sold	284.3	369.5	631.4	685.5
Gross (Loss) Profit	(6.1)	72.7	35.5	146.2

Selling, general and administrative expenses	29.7	26.1	58.8	50.4
Impairment and restructuring charges	1.6	—	2.0	—
Operating (Loss) Income	(37.4)	46.6	(25.3)	95.8

Interest expense	1.0	0.7	1.1	0.7
Other expense (income), net	0.5	1.5	1.4	(0.1)
(Loss) Income Before Income Taxes	(38.9)	44.4	(27.8)	95.2
(Benefit) provision for income taxes	(14.6)	15.8	(10.4)	32.9
Net (Loss) Income	($24.3)	$28.6	($17.4)	$62.3

Per Share Data:
Basic (loss) earnings per share	($0.54)	$0.63	($0.39)	$1.36
Diluted (loss) earnings per share	($0.54)	$0.62	($0.39)	$1.35

Dividends per share	$0.14	$—	$0.28	$—
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions)
Net (loss) income	($24.3)	$28.6	($17.4)	$62.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.9	0.6	—	0.4
Pension and postretirement liability adjustment	4.6	2.9	11.1	2.9
Other comprehensive income, net of tax	5.5	3.5	11.1	3.3
Comprehensive (Loss) Income, net of tax	($18.8)	$32.1	($6.3)	$65.6
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$35.7	$34.5
Accounts receivable, net of allowances	115.3	167.1
2015 - $1.0 million; 2014 - $0.2 million
Inventories, net	229.5	293.8
Deferred income taxes	20.3	20.3
Prepaid expenses	10.0	28.0
Other current assets	9.3	7.6
Total Current Assets	420.1	551.3

Property, Plant and Equipment, Net	764.5	771.9

Other Assets
Pension assets	10.3	8.0
Intangible assets, net	31.6	30.3
Other non-current assets	2.5	2.6
Total Other Assets	44.4	40.9
Total Assets	$1,229.0	$1,364.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$61.8	$120.2
Salaries, wages and benefits	24.0	49.1
Accrued pension and postretirement cost	17.8	17.8
Income taxes payable	0.3	0.3
Other current liabilities	30.0	38.1
Total Current Liabilities	133.9	225.5

Non-Current Liabilities
Long-term debt	175.2	185.2
Accrued pension and postretirement cost	110.1	119.1
Deferred income taxes	69.9	75.1
Other non-current liabilities	10.0	11.1
Total Non-Current Liabilities	365.2	390.5

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2015 - 45.7 million shares; 2014 - 45.7 million shares; outstanding 2015 - 44.8 million shares; 2014 - 44.8 million shares	—	—
Additional paid-in capital	1,050.8	1,050.7
Retained (deficit) earnings	(0.5)	29.4
Treasury shares	(34.2)	(34.7)
Accumulated other comprehensive loss	(286.2)	(297.3)
Total Shareholders’ Equity	729.9	748.1
Total Liabilities and Shareholders’ Equity	$1,229.0	$1,364.1
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income	($17.4)	$62.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.7	27.6
Impairment charges	0.4	—
Loss on sale or disposal of assets	0.2	1.3
Deferred income taxes	(12.0)	(15.5)
Stock-based compensation expense	4.8	2.0
Pension and postretirement expense	15.1	3.7
Pension and postretirement contributions and payments	(8.3)	(14.8)
Changes in operating assets and liabilities:
Accounts receivable, including due from related party	51.8	(29.0)
Inventories, net	64.3	(11.8)
Accounts payable, including due to related party	(58.4)	28.5
Other accrued expenses	(31.4)	(1.6)
Prepaid expenses	18.0	—
Other, net	(1.6)	2.8
Net Cash Provided by Operating Activities	62.2	55.5

Investing Activities
Capital expenditures	(34.6)	(65.6)
Proceeds from sale of assets	0.3	—
Net Cash Used by Investing Activities	(34.3)	(65.6)

Financing Activities
Cash dividends paid to shareholders	(12.5)	—
Purchase of treasury shares	(5.0)	—
Proceeds from exercise of stock options	1.3	—
Payment on long-term debt	(40.0)	(30.2)
Proceeds from issuance of debt	30.0	130.2
Dividend paid to The Timken Company	—	(50.0)
Net transfers (to) from The Timken Company and subsidiaries	(0.5)	3.8
Net Cash (Used) Provided by Financing Activities	(26.7)	53.8
Effect of exchange rate changes on cash	—	—
Increase In Cash and Cash Equivalents	1.2	43.7
Cash and cash equivalents at beginning of period	34.5	—
Cash and Cash Equivalents at End of Period	$35.7	$43.7
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
Note 2 - Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Inventory: Simplifying the Measurement of Inventory (Topic 330),” which provides guidance that simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out (LIFO) and therefore applies only to the approximately 35% of inventory that TimkenSteel values by first-in, first-out (FIFO), average cost or specific identification methods. It is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for TimkenSteel in the first quarter of fiscal year 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
Note 3 - Inventories
The components of inventories, net as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Inventories, net:
Manufacturing supplies	$44.7	$38.5
Raw materials	35.6	56.8
Work in process	74.4	110.3
Finished products	77.7	91.1
Subtotal	232.4	296.7
Allowance for surplus and obsolete inventory	(2.9)	(2.9)
Total Inventories, net	$229.5	$293.8
Inventories are valued at the lower of cost or market, with approximately 65% valued by the LIFO method and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories, valued by FIFO, average cost or specific identification methods.
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
The LIFO reserve as of June 30, 2015 and December 31, 2014 was $74.7 million and $86.7 million, respectively. TimkenSteel projects that its LIFO reserve will decrease for the year ending December 31, 2015 based on lower anticipated costs, particularly scrap steel costs, and anticipated lower inventory quantities, slightly offset by higher manufacturing costs.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Property, Plant and Equipment, net:
Land and buildings	$356.8	$292.4
Machinery and equipment	1,347.1	1,183.0
Construction in progress	77.6	288.3
Subtotal	1,781.5	1,763.7
Less allowances for depreciation	(1,017.0)	(991.8)
Property, Plant and Equipment, net	$764.5	$771.9

Total depreciation expense was $33.6 million and $25.7 million for the six months ended June 30, 2015 and 2014, respectively. TimkenSteel recorded capitalized interest of $1.1 million for the six months ended June 30, 2015. Prior to the spinoff, TimkenSteel capitalized interest allocated from Timken related to construction projects of $5.7 million for the six months ended June 30, 2014. TimkenSteel recorded impairment charges of $0.4 million related to the discontinued use of certain assets during the six months ended June 30, 2015.
Note 5 - Intangible Assets
The components of intangible assets, net as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.8	$2.6	$4.2	$6.8	$2.4	$4.4
Technology use	9.0	4.4	4.6	9.0	4.1	4.9
Capitalized software	55.0	32.2	22.8	50.6	29.6	21.0
Total Intangible Assets	$70.8	$39.2	$31.6	$66.4	$36.1	$30.3
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from 3 to 15 years. Amortization expense for intangible assets for the six months ended June 30, 2015 and 2014 was $3.1 million and $1.9 million, respectively.
Note 6 - Financing Arrangements
The components of long-term debt as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.07% as of June 30, 2015)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.07% as of June 30, 2015)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.08% as of June 30, 2015)	8.5	8.5
Revolving credit facility, due 2019 (LIBOR plus applicable spread)	145.0	155.0
Total Long-Term Debt	$175.2	$185.2
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
TimkenSteel is required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in the credit agreement. As of June 30, 2015, TimkenSteel was in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The credit agreement also provides the lenders with the ability to reduce the credit line amount even if TimkenSteel is in compliance with all conditions of the credit agreement upon a material adverse change to the business, properties, assets, financial condition or results of operations of TimkenSteel.

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
Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 1.25% to 2.25%) or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the credit agreement, with no rate floor), plus an applicable margin (varying from 0.25% to 1.25%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.20% to 0.40%). The applicable margins are calculated quarterly and vary based on TimkenSteel’s consolidated capitalization ratio as set forth in the credit agreement. The interest rate under the revolving credit facility was 1.94% as of June 30, 2015. The amount available under the credit facility as of June 30, 2015 was $154.4 million.
Advanced Quench-and-Temper Facility
In the second quarter of 2015, TimkenSteel entered into a capital lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of the Company) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Unaudited Consolidated Financial Statements. As a result, TimkenSteel’s net investment cost in the advanced quench-and-temper facility of $3.7 million being reported in property, plant and equipment, net in the Unaudited Consolidated Balance Sheets.
Revenue Refunding Bonds
On June 1, 2014, Timken purchased, in lieu of redemption, the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 (Assignment) between Timken and TimkenSteel, Timken assigned all of its right, title and interest in and to the loan agreements and the notes associated with the Bonds to, and these obligations were assumed by, TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (Remarketing Date) in connection with the conversion of the interest rate mode for the Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. TimkenSteel is responsible for payment of the interest and principal associated with the Bonds subsequent to the Remarketing Date. As a result of the purchase and remarketing of the Bonds, TimkenSteel recorded a loss on debt extinguishment of $0.7 million during the second quarter of 2014 related to the write-off of original deferred financing costs, which are reflected as interest expense in the Unaudited Consolidated Statements of Operations.
All of TimkenSteel’s long-term debt is variable-rate debt and, as a result, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 input.
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2014	($4.8)	($292.5)	($297.3)
Other comprehensive loss before reclassifications, before income tax	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	17.6	17.6
Income taxes	—	(6.4)	(6.4)
Net current period other comprehensive income, net of income tax	—	11.1	11.1
Balance at June 30, 2015	($4.8)	($281.4)	($286.2)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2013	($0.4)	$—	($0.4)
Net transfer from Timken	(3.2)	(233.9)	(237.1)
Other comprehensive income before reclassifications, before income tax	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	4.6	4.6
Income taxes	—	(1.7)	(1.7)
Net current period other comprehensive income, net of income tax	0.4	2.9	3.3
Balance at June 30, 2014	($3.2)	($231.0)	($234.2)
The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations. These components are included in the computation of net periodic benefit cost.
Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the six months ended June 30, 2015 were as follows:

	Total	Additional Paid-in Capital	Retained (Deficit) Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$748.1	$1,050.7	$29.4	($34.7)	($297.3)
Net loss	(17.4)	—	(17.4)	—	—
Pension and postretirement adjustment, net of tax	11.1	—	—	—	11.1
Stock-based compensation expense	4.8	4.8	—	—	—
Dividends – $0.28 per share	(12.5)	—	(12.5)	—	—
Net transfer to Timken and subsidiaries	(0.5)	(0.5)	—	—	—
Stock option exercise activity	1.3	1.3	—	—	—
Purchase of treasury shares	(2.9)	—	—	(2.9)	—
Issuance of treasury shares	—	(5.5)	—	5.5	—
Shares surrendered for taxes	(2.1)	—	—	(2.1)	—
Balance as of June 30, 2015	$729.9	$1,050.8	($0.5)	($34.2)	($286.2)
Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$4.1	$0.5	$2.6	$0.3
Interest cost	12.7	2.3	7.8	1.6
Expected return on plan assets	(19.9)	(1.7)	(12.1)	(1.1)
Amortization of prior service cost	0.2	0.2	0.1	0.1
Amortization of net actuarial loss	8.2	(0.1)	4.4	—
Allocated benefit cost from Timken	—	—	0.8	0.5
Net Periodic Benefit Cost	$5.3	$1.2	$3.6	$1.4

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$8.3	$0.9	$2.6	$0.3
Interest cost	25.7	4.7	7.8	1.6
Expected return on plan assets	(38.7)	(3.4)	(12.1)	(1.1)
Amortization of prior service cost	0.3	0.5	0.1	0.1
Amortization of net actuarial loss	16.8	—	4.4	—
Allocated benefit cost from Timken	—	—	5.2	2.2
Net Periodic Benefit Cost	$12.4	$2.7	$8.0	$3.1
During the three and six months ended June 30, 2014, prior to the spinoff, employees of TimkenSteel participated in various retirement and postretirement benefit plans sponsored by Timken. Because Timken provided these benefits to eligible employees and retirees of TimkenSteel, the costs to participating employees of TimkenSteel in these plans were reflected in the Unaudited Consolidated Financial Statements, while the related assets and liabilities were retained by Timken. Expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate and other shared functional personnel. All cost allocations related to the various retirement benefit plans have been deemed paid by TimkenSteel to Timken in the period in which the cost was recorded. Net periodic benefit costs are included in the Unaudited Consolidated Statements of Operations as a component of cost of products sold and selling, general and administrative expenses. Allocated benefit costs from Timken were funded through intercompany transactions.
Note 10 - Earnings Per Share
On June 30, 2014, 45.4 million TimkenSteel common shares were distributed to Timken shareholders in conjunction with the spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of the three and six months ended June 30, 2014 in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at June 30, 2014 were assumed to also be outstanding as of the beginning of the three and six months ended June 30, 2014. For the three and six months ended June 30, 2015 and 2014, 2.0 million and 0.2 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for the three and six months ended June 30, 2015, the dilutive effect of stock-based awards is not recognized and thus is not utilized in the calculation of diluted earnings per share.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income for basic and diluted earnings per share	($24.3)	$28.6	($17.4)	$62.3

Denominator:
Weighted average shares outstanding, basic	44,779,016	45,729,624	44,776,190	45,729,624
Dilutive effect of stock-based awards	—	519,883	—	519,883
Weighted average shares outstanding, diluted	44,779,016	46,249,507	44,776,190	46,249,507

Basic (loss) earnings per share	($0.54)	$0.63	($0.39)	$1.36
Diluted (loss) earnings per share	($0.54)	$0.62	($0.39)	$1.35
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales:
Industrial & Mobile	$211.1	$254.7	$444.6	$486.5
Energy & Distribution	67.1	187.5	222.3	345.2
	$278.2	$442.2	$666.9	$831.7
Segment EBIT:
Industrial & Mobile	($18.8)	$20.1	($14.3)	$47.4
Energy & Distribution	(21.0)	28.2	(16.4)	56.4
Total Segment EBIT	($39.8)	$48.3	($30.7)	$103.8
Unallocated (1)	1.9	(3.2)	4.0	(7.9)
Interest expense	(1.0)	(0.7)	(1.1)	(0.7)
(Loss) Income Before Income Taxes	($38.9)	$44.4	($27.8)	$95.2
(1) Unallocated are costs associated with strategy, corporate development, tax, treasury, legal, internal audit, LIFO and general administration expenses.

Note 12 - Income Tax (Benefit) Provision
TimkenSteel’s (benefit) provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Benefit) provision for income taxes	($14.6)	$15.8	($10.4)	$32.9
Effective tax rate	37.5%	35.6%	37.4%	34.6%
The effective tax rate for the three months ended June 30, 2015 was higher than the U.S. federal statutory rate of 35% due primarily to U.S. state and local taxes and the tax benefit associated with non-U.S. earnings taxed at a rate less than the U.S. statutory rate. These were partially offset by the effect of other permanent differences.
The effective tax rate for the three months ended June 30, 2014 was higher than the U.S. federal statutory rate of 35% primarily due to losses at foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and certain discrete tax expenses. These were partially offset by the U.S. manufacturing deduction and the effect of other permanent differences.
The effective tax rate for the six months ended June 30, 2015 was higher than the U.S. federal statutory rate of 35% due primarily to U.S. state and local taxes and the tax benefit associated with non-U.S. earnings taxed at a rate less than the U.S. statutory rate. These were partially offset by the effect of other permanent differences.
The effective tax rate for the six months ended June 30, 2014 was lower than the U.S. federal statutory rate of 35% primarily due to the U.S. manufacturing deduction. This was partially offset by losses at foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and certain discrete tax expenses.
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

Balance at December 31, 2014	$1.3
Expenses	—
Payments	(0.2)
Balance at June 30, 2015	$1.1

Note 14 - Restructuring Charges
During the second quarter of 2015, TimkenSteel approved and implemented a cost reduction plan that resulted in the reduction of TimkenSteel’s salaried headcount. As a result, TimkenSteel recognized restructuring charges of $1.6 million consisting of severance, employee-related benefits and other associated expenses. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Unaudited Consolidated Balance Sheets. Of the $1.6 million charge, $1.2 million related to the Industrial & Mobile segment and $0.4 million related to the Energy & Distribution segment. The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2015:

Balance at December 31, 2014	$—
Expenses	1.6
Payments	(0.6)
Balance at June 30, 2015	$1.0

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
We operate in and report financial results for two segments: 1) Industrial & Mobile and 2) Energy & Distribution. Our customers include companies in the following market sectors: oil and gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. A significant portion of our production facilities services all of our end markets across both reportable segments. As a result, we allocate certain costs based on the segments’ use of these shared resources.
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

Results of Operations

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$278.2	$442.2	($164.0)	(37.1)%
Net sales, excluding surcharges	239.8	339.8	(100.0)	(29.4)%
Gross (loss) profit	(6.1)	72.7	(78.8)	(108.4)%
Gross margin	(2.2)%	16.4%	NM	(1,860) bps
Selling, general and administrative expenses	29.7	26.1	3.6	13.8%
Net (loss) income	(24.3)	28.6	(52.9)	(185.0)%
Scrap index per ton	250	415	(165)	(39.8)%
Shipments (in tons)	211,936	289,463	(77,527)	(26.8)%
Average selling price per ton, including surcharges	$1,313	$1,528	($215)	(14.1)%
Capacity utilization	46.7%	75.7%	NM	(2,900) bps

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$666.9	$831.7	($164.8)	(19.8)%
Net sales, excluding surcharges	553.4	639.8	(86.4)	(13.5)%
Gross profit	35.5	146.2	(110.7)	(75.7)%
Gross margin	5.3%	17.6%	NM	(1,230) bps
Selling, general and administrative expenses	58.8	50.4	8.4	16.7%
Net (loss) income	(17.4)	62.3	(79.7)	(127.9)%
Scrap index per ton	250	415	(165)	(39.8)%
Shipments (in tons)	483,038	539,336	(56,298)	(10.4)%
Average selling price per ton, including surcharges	$1,381	$1,542	($161)	(10.4)%
Capacity utilization	56.4%	70.3%	NM	(1,390) bps
Net Sales
Net sales for the second quarter of 2015 were $278.2 million, a decrease of $164.0 million compared to the second quarter of 2014. Excluding surcharges, net sales decreased $100.0 million, or 29.4%. The decrease was driven by lower shipments of approximately 5% in the Industrial & Mobile segment and approximately 57% in the Energy & Distribution segment as a result of lower demand for energy and related industrial products.
Net sales for the first half of 2015 were $666.9 million, a decrease of $164.8 million compared to the first half of 2014. Excluding surcharges, net sales decreased $86.4 million, or 13.5%. The decrease was primarily due to lower shipments of approximately 27% in the Energy & Distribution segment as a result of lower demand for energy products in the first half of 2015. Year-to-date shipments for the Industrial & Mobile segment were approximately flat.
Gross (Loss) Profit
Gross loss for the second quarter of 2015 was $6.1 million, a decrease of $78.8 million, or 108.4%, compared to gross profit of $72.7 million for the second quarter of 2014. The decrease was driven primarily by higher manufacturing costs of approximately $32 million, lower volume of approximately $28 million, raw material spread of approximately $19 million and price/mix of approximately $4 million, partially offset by higher LIFO income of $7 million. As discussed previously, shipping volume decreased in the second quarter of 2015 compared to the second quarter of 2014 as a result of lower customer demand. Manufacturing costs were unfavorable due primarily to melt utilization declining from approximately 76% in the second quarter of 2014 compared to approximately 47% for the second quarter of 2015. The unfavorable raw material spread was driven by timing associated with our customer surcharge mechanism. Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag. As a result, we end up with a timing difference between how much we pay for scrap and the surcharge recovery. While surcharge generally protects gross profit, it had the effect of diluting gross margin as a percentage of sales in the second quarter of 2015.
Gross profit for the first half of 2015 was $35.5 million, a decrease of $110.7 million, or 75.7%, compared to gross profit of $146.2 million the first half of 2014. The decrease was driven primarily by higher manufacturing costs of approximately $48 million, raw material spread of approximately $41 million, lower volume of approximately $20 million and price/mix of approximately $11 million, partially offset by higher LIFO income of $14 million. As discussed previously, shipping volume decreased in the first half of 2015 compared to the first half of 2014 as a result of lower customer demand. Manufacturing costs were unfavorable due primarily to melt utilization declining from approximately 70% in the first half of 2014 compared to approximately 56% for the first half of 2015. The unfavorable raw material spread was driven by timing associated with our customer surcharge mechanism as discussed above.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the second quarter of 2015 increased $3.6 million, or 13.8%, compared to the second quarter of 2014. SG&A expenses increased $8.4 million, or 16.7%, for the first half of 2015 compared to the first half of 2014. The increases for both periods were due primarily to additional costs to operate as a stand-alone independent organization.
Impairment and Restructuring Charges
During the second quarter of 2015, we approved and implemented a cost reduction plan, which resulted in the recognition of $1.6 million of restructuring charges during the quarter. Refer to Note 14 - “Restructuring Charges” in the Notes to our Unaudited Consolidated Financial Statements for details. During the first quarter of 2015, we recorded impairment charges of $0.4 million related to the discontinued use of certain assets.
(Benefit) Provision for Income Taxes

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
(Benefit) provision for income taxes	($14.6)	$15.8	($30.4)	(192.4)%
Effective tax rate	37.5%	35.6%	NM	190 bps

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
(Benefit) provision for income taxes	($10.4)	$32.9	($43.3)	(131.6)%
Effective tax rate	37.4%	34.6%	NM	280 bps
The increase in the effective tax rate for both the second quarter of 2015 and the first half of 2015 compared to the comparable periods in 2014 was due primarily to the loss of a tax benefit associated with the U.S. manufacturing deduction, which is not expected to be available in 2015.

Business Segments

Industrial & Mobile	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$211.1	$254.7	($43.6)	(17.1)%
Net sales, excluding surcharges	181.9	197.9	(16.0)	(8.1)%
EBIT	(18.8)	20.1	(38.9)	(193.5)%
EBIT margin	(8.9)%	7.9%	NM	(1,680) bps
Shipments (in tons)	160,124	169,002	(8,878)	(5.3)%
Average selling price per ton, including surcharges	$1,318	$1,507	($189)	(12.5)%

Industrial & Mobile	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$444.6	$486.5	($41.9)	(8.6)%
Net sales, excluding surcharges	370.9	377.2	(6.3)	(1.7)%
EBIT	(14.3)	47.4	(61.7)	(130.2)%
EBIT margin	(3.2)%	9.7%	NM	(1,290) bps
Shipments (in tons)	324,291	322,789	1,502	0.5%
Average selling price per ton, including surcharges	$1,371	$1,507	($136)	(9.0)%
Industrial & Mobile segment net sales decreased $43.6 million, or 17.1%, in the second quarter of 2015 compared to the second quarter of 2014. Excluding surcharges, net sales decreased 8.1%. The decrease was driven primarily by lower volume of 21% in the second quarter of 2015 compared to second quarter of 2014 in the industrial market sector, which was negatively impacted by weak mining and declining oil and gas end-market demands. This decrease was partially offset by increased volume in the mobile market sector of 5% for the second quarter of 2015 compared to the second quarter of 2014 as a result of continued strong demand in North American automotive.
Industrial & Mobile segment net sales decreased $41.9 million, or 8.6%, in the first half of 2015 compared to the first half of 2014. Excluding surcharges, net sales decreased 1.7%. The decrease was due primarily to changes in product mix as shipping volume remained approximately flat compared to 2015.
EBIT decreased $38.9 million, or 193.5%, in the second quarter of 2015 due to higher allocated manufacturing costs of approximately $21 million, raw material spread of approximately $13 million and lower volume of approximately $5 million.
EBIT decreased $61.7 million, or 130.2%, in the first half of 2015 compared to the first half of 2014 due to higher allocated manufacturing costs of approximately $32 million and raw material spread of approximately $26 million.

Energy & Distribution	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$67.1	$187.5	($120.4)	(64.2)%
Net sales, excluding surcharges	57.9	141.9	(84.0)	(59.2)%
EBIT	(21.0)	28.2	(49.2)	(174.5)%
EBIT margin	(31.3)%	15.0%	NM	(4,630) bps
Shipments (in tons)	51,812	120,461	(68,649)	(57.0)%
Average selling price per ton, including surcharges	$1,295	$1,557	($262)	(16.8)%

Energy & Distribution	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$222.3	$345.2	($122.9)	(35.6)%
Net sales, excluding surcharges	182.5	262.6	(80.1)	(30.5)%
EBIT	(16.4)	56.4	(72.8)	(129.1)%
EBIT margin	(7.4)%	16.3%	NM	(2,370) bps
Shipments (in tons)	158,747	216,547	(57,800)	(26.7)%
Average selling price per ton, including surcharges	$1,400	$1,594	($194)	(12.2)%
Energy & Distribution segment net sales decreased $120.4 million, or 64.2%, during the second quarter of 2015 compared to the second quarter of 2014. Excluding surcharges, net sales decreased 59.2%. The decrease was driven by a 77% decline in volume to the energy end market due to reduced demand for energy-related products as a result of the drop in rig count and higher customer inventory levels. Shipments to industrial distributors in the second quarter of 2015 declined 33% compared to the second quarter of 2014 due to reduced demand from mining and industrial equipment end markets that support U.S.-based fracking.
Energy & Distribution segment net sales decreased $122.9 million, or 35.6%, during the first half of 2015 compared to the first half of 2014. Excluding surcharges, net sales decreased 30.5%. The decrease was driven by a 43% decline in volume to the energy end market and a decrease of 7% in the industrial distribution end market for the first half of 2015 compared to the first half of 2014.
EBIT decreased $49.2 million, or 174.5%, during the second quarter of 2015 compared to the second quarter of 2014. The decrease was driven by lower volume of approximately $27 million, higher allocated manufacturing costs of approximately $11 million and the raw material spread of approximately $6 million.
EBIT decreased $72.8 million, or 129.1%, during the first half of 2015 compared to the first half of 2014. The decrease was driven by lower volume of approximately $24 million, higher allocated manufacturing costs of approximately $17 million, raw material spread of approximately $15 million and price/mix of approximately $9 million.

Unallocated	Three Months Ended June 30,
	2015	2014	$ Change	% Change
LIFO	$6.0	($1.4)	$7.4	(528.6)%
Corporate expenses	(4.1)	(1.8)	(2.3)	127.8%
Unallocated	1.9	(3.2)	5.1	(159.4)%
Unallocated % to net sales	0.7%	(0.7)%	NM	140 bps

Unallocated	Six Months Ended June 30,
	2015	2014	$ Change	% Change
LIFO	$12.0	($1.8)	$13.8	(766.7)%
Corporate expenses	(8.0)	(6.1)	(1.9)	31.1%
Unallocated	4.0	(7.9)	11.9	(150.6)%
Unallocated % to net sales	0.6%	(0.9)%	NM	150 bps
Unallocated are costs associated with strategy, corporate development, tax, treasury, legal, internal audit, LIFO and general administration expenses. Unallocated costs decreased $5.1 million for the second quarter of 2015 and $11.9 million for the first half of 2015 due primarily to increased LIFO income of $7.4 million and $13.8 million for the second quarter and first half, respectively. Corporate expenses increased $2.3 million and $1.9 million for the second quarter and first half, respectively, due primarily to additional costs to operate as a stand-alone independent organization.

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

TimkenSteel	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$278.2	$442.2	$666.9	$831.7
Less: surcharge revenue	38.4	102.4	113.5	191.9
Net sales, excluding surcharges	$239.8	$339.8	$553.4	$639.8

Industrial & Mobile	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$211.1	$254.7	$444.6	$486.5
Less: surcharge revenue	29.2	56.8	73.7	109.3
Net sales, excluding surcharges	$181.9	$197.9	$370.9	$377.2

Energy & Distribution	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$67.1	$187.5	$222.3	$345.2
Less: surcharge revenue	9.2	45.6	39.8	82.6
Net sales, excluding surcharges	$57.9	$141.9	$182.5	$262.6
The Balance Sheet
The following discussion is a comparison of the Unaudited Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

Current Assets	June 30, 2015	December 31, 2014
Cash and cash equivalents	$35.7	$34.5
Accounts receivable, net	115.3	167.1
Inventories, net	229.5	293.8
Deferred income taxes	20.3	20.3
Prepaid expenses	10.0	28.0
Other current assets	9.3	7.6
Total Current Assets	$420.1	$551.3
Refer to the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivables decreased $51.8 million primarily due to lower sales in the second quarter of 2015 compared to the fourth quarter of 2014. Inventories decreased by $64.3 million due to efforts to reduce inventory to align with anticipated sales volumes as well as lower scrap cost compared to 2014. Prepaid expenses decreased by $18.0 million due primarily to the refund of a tax receivable that existed as of December 31, 2014.

Property, Plant and Equipment	June 30, 2015	December 31, 2014
Property, plant and equipment, net	$764.5	$771.9
Property, plant and equipment, net decreased $7.4 million from the balance as of December 31, 2014. The decrease in property, plant and equipment, net was due to depreciation expense of approximately $34 million partially offset by capital expenditures, excluding accruals, of approximately $27 million during the first half of 2015.

Other Assets	June 30, 2015	December 31, 2014
Pension assets	$10.3	$8.0
Intangible assets, net	31.6	30.3
Other non-current assets	2.5	2.6
Total Other Assets	$44.4	$40.9
Intangible assets, net increased $1.3 million from the balance as of December 31, 2014. The increase in intangible assets, net was driven by approximately $4 million of expenditures for capitalized software partially offset by approximately $3 million of amortization in the first half of 2015.

Liabilities and Shareholders’ Equity	June 30, 2015	December 31, 2014
Current liabilities	$133.9	$225.5
Long-term debt	175.2	185.2
Accrued pension and postretirement cost	110.1	119.1
Deferred income taxes	69.9	75.1
Other non-current liabilities	10.0	11.1
Total shareholders’ equity	729.9	748.1
Total Liabilities and Shareholders’ Equity	$1,229.0	$1,364.1
Current liabilities decreased to $133.9 million as of June 30, 2015 as compared to $225.5 million as of December 31, 2014. The decrease was due primarily to a decrease in accounts payable of approximately $58 million resulting from lower inventory purchases as discussed above, as well as a decrease of approximately $25 million in accrued salaries, wages and benefits driven by the variable compensation payout made to employees in the first quarter of 2015 related to 2014 year-end performance. Long-term debt decreased for the period due to repayments on our revolving credit facility. Non-current accrued pension and postretirement cost decreased as a result of payments on the postretirement plans partially offset by the recognition of the first half expense. The decrease in our non-current deferred income taxes related primarily to the increase of non-current deferred tax assets related to net operating losses partially offset by the recognition of the non-current deferred tax liability related to pension and postretirement expense during the first half of 2015. Refer to Note 8 - “Changes in Shareholders' Equity” in the Notes to our Unaudited Consolidated Financial Statements for details of the decrease in shareholders’ equity.
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

Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2015 and 2014. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$62.2	$55.5
Net cash used by investing activities	(34.3)	(65.6)
Net cash (used) provided by financing activities	(26.7)	53.8
Increase in Cash and Cash Equivalents	$1.2	$43.7
Operating activities
Net cash provided by operating activities for the six months ended June 30, 2015 and 2014 was $62.2 million and $55.5 million, respectively. The $6.7 million increase was primarily the result of cash provided by the changes in our accounts receivable, inventories, net and prepaid expense balances offset by an approximately $80 million decrease in net income as well as an increased use of cash related to changes in our accounts payable and other accrued expense balances.
Investing activities
Net cash used by investing activities for the six months ended June 30, 2015 and 2014 was $34.3 million and $65.6 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased approximately $31 million due to lower spending related to the jumbo bloom vertical caster on completion of the project compared to the first half of 2014.
Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. Our $77.6 million construction in aprogress balance as of June 30, 2015 includes: (a) $33 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $45 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $47 million of additional costs including approximately $29 million relating to additional growth initiatives and continuous improvement and approximately $18 million of additional costs to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.
Financing activities
Net cash used by financing activities for the six months ended June 30, 2015 was $26.7 million compared to net cash provided by financing activities of $53.8 million for the six months ended June 30, 2014. The change was due primarily to cash dividends of approximately $13 million paid to shareholders, $10 million net repayments under the credit facility, the repurchase of outstanding shares at a cost of approximately $3 million and share-based compensation activity of approximately $2 million for the six months ended June 30, 2015. Financing activities for the six months ended June 30, 2014 consisted of $100 million borrowings under the credit facility offset by a $50 million dividend to Timken in connection with the spinoff.
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
We are required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in our credit agreement. As of June 30, 2015, we were in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The maximum consolidated capitalization ratio permitted under the credit facility is 0.50. As of June 30, 2015, our consolidated capitalization ratio was 0.19. The minimum consolidated interest coverage ratio permitted under the credit facility is 3.0. As of June 30, 2015, our consolidated interest coverage ratio was 80.0. The minimum liquidity required under the credit facility is $50 million. As of June 30, 2015, our liquidity was $190.7 million.
We expect to remain in compliance with our debt covenants. However, we may need to limit our borrowings on the revolving commitment in order to remain in compliance. As of June 30, 2015, we are currently able to borrow the full amount available under our credit facility and still remain in compliance with our debt covenants. The amount available under the credit facility as of June 30, 2015 was $154.4 million.
Dividends and Share Repurchases
On August 12, 2015, our Board of Directors declared a quarterly cash dividend of $0.14 cents per share. The dividend will be paid on September 10, 2015 to shareholders of record as of August 27, 2015.
On August 6, 2014, our Board of Directors approved a share repurchase plan pursuant to which we may repurchase up to three million of our outstanding common shares in the aggregate. This share repurchase plan expires on December 31, 2016. We may repurchase such shares from time to time in open market purchases or privately negotiated transactions. We are not obligated to acquire any particular amount of common shares and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. We may make all or part of these purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. From inception through June 30, 2015, $33.5 million was used to repurchase 929,185 shares under the share repurchase plan. Common shares repurchased are held as treasury shares.
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
There have been no material changes to these policies during the six months ended June 30, 2015. For a summary of the critical accounting policies and estimates that we used in the preparation of our Unaudited Consolidated Financial Statements, see our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings consist entirely of variable-rate debt, principally borrowings under our revolving credit facility. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of June 30, 2015, we have $175.2 million of aggregate debt outstanding, all of which consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.8 million annually, with a corresponding decrease in income from operations before income taxes of the same amount.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
4/01/15 – 4/30/15	119	$26.26	—	2,070,815
5/01/15 – 5/31/15	1,955	$31.89	—	2,070,815
6/01/15 – 6/30/15	4	$31.21	—	2,070,815
Total	2,078	$31.57	—	2,070,815

(1)	Consists of shares surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans in April, May and June.

(2)
On August 6, 2014, the Company announced that its Board of Directors approved a share repurchase plan pursuant to which the Company may repurchase up to 3 million of its common shares in the aggregate. This share repurchase plan expires on December 31, 2016. The Company may repurchase such shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of these repurchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

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

TIMKENSTEEL CORPORATION

Date:	August 13, 2015	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document