Form 10-Q
period 2015-09-30
TimkenSteel Corp
filed 2015-11-13
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Shares, without par value	44,192,239

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions, except per share data)
Net sales	$232.7	$434.2	$899.6	$1,265.9
Cost of products sold	253.2	363.0	884.6	1,048.5
Gross (Loss) Profit	(20.5)	71.2	15.0	217.4

Selling, general and administrative expenses	26.6	31.1	85.4	81.5
Impairment and restructuring charges	0.8	—	2.8	—
Operating (Loss) Income	(47.9)	40.1	(73.2)	135.9

Interest expense	0.9	0.2	2.0	0.9
Other expense, net	1.0	0.2	2.4	0.1
(Loss) Income Before Income Taxes	(49.8)	39.7	(77.6)	134.9
(Benefit) provision for income taxes	(19.0)	14.0	(29.4)	46.9
Net (Loss) Income	($30.8)	$25.7	($48.2)	$88.0

Per Share Data:
Basic (loss) earnings per share	($0.69)	$0.56	($1.08)	$1.93
Diluted (loss) earnings per share	($0.69)	$0.56	($1.08)	$1.91

Dividends per share	$0.14	$0.14	$0.42	$0.14
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions)
Net (loss) income	($30.8)	$25.7	($48.2)	$88.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1.1)	(0.6)	(1.1)	(0.2)
Pension and postretirement liability adjustment	6.1	5.5	17.2	8.4
Other comprehensive income, net of tax	5.0	4.9	16.1	8.2
Comprehensive (Loss) Income, net of tax	($25.8)	$30.6	($32.1)	$96.2
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$30.8	$34.5
Accounts receivable, net of allowances	106.7	167.1
2015 - $1.0 million; 2014 - $0.2 million
Inventories, net	196.0	293.8
Deferred income taxes	20.1	20.3
Prepaid expenses	10.0	28.0
Other current assets	9.3	7.6
Total Current Assets	372.9	551.3

Property, Plant and Equipment, Net	764.3	771.9

Other Assets
Pension assets	11.4	8.0
Intangible assets, net	29.1	30.3
Other non-current assets	2.5	2.6
Total Other Assets	43.0	40.9
Total Assets	$1,180.2	$1,364.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$48.9	$120.2
Salaries, wages and benefits	21.4	49.1
Accrued pension and postretirement cost	17.8	17.8
Income taxes payable	—	0.3
Other current liabilities	28.6	38.1
Total Current Liabilities	116.7	225.5

Non-Current Liabilities
Long-term debt	205.2	185.2
Accrued pension and postretirement cost	106.3	119.1
Deferred income taxes	54.8	75.1
Other non-current liabilities	10.2	11.1
Total Non-Current Liabilities	376.5	390.5

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2015 - 45.7 million shares; 2014 - 45.7 million shares; outstanding 2015 - 44.2 million shares; 2014 - 44.8 million shares	—	—
Additional paid-in capital	1,052.0	1,050.7
Retained (deficit) earnings	(37.5)	29.4
Treasury shares	(46.3)	(34.7)
Accumulated other comprehensive loss	(281.2)	(297.3)
Total Shareholders’ Equity	687.0	748.1
Total Liabilities and Shareholders’ Equity	$1,180.2	$1,364.1
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income	($48.2)	$88.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.6	42.9
Impairment charges	0.9	—
Loss on sale or disposal of assets	1.0	1.3
Deferred income taxes	(30.2)	(14.1)
Stock-based compensation expense	6.0	4.3
Pension and postretirement expense	22.9	9.6
Pension and postretirement contributions and payments	(12.2)	(15.3)
Changes in operating assets and liabilities:
Accounts receivable, including due from related party	60.4	(54.1)
Inventories, net	97.8	(46.1)
Accounts payable, including due to related party	(71.3)	34.1
Other accrued expenses	(33.8)	32.5
Prepaid expenses	18.0	(2.4)
Other, net	(2.1)	(12.2)
Net Cash Provided by Operating Activities	63.8	68.5

Investing Activities
Capital expenditures	(52.9)	(83.1)
Proceeds from sale of assets	0.4	—
Net Cash Used by Investing Activities	(52.5)	(83.1)

Financing Activities
Cash dividends paid to shareholders	(18.7)	(6.4)
Purchase of treasury shares	(17.3)	(4.1)
Proceeds from exercise of stock options	1.5	5.8
Payment on long-term debt	(45.0)	(30.2)
Proceeds from issuance of debt	65.0	130.2
Dividend paid to The Timken Company (Timken)	—	(50.0)
Net transfers (to) from Timken and subsidiaries	(0.5)	3.8
Cash received from Timken for settlement of separation	—	3.0
Net Cash (Used) Provided by Financing Activities	(15.0)	52.1
Effect of exchange rate changes on cash	—	—
(Decrease) Increase In Cash and Cash Equivalents	(3.7)	37.5
Cash and cash equivalents at beginning of period	34.5	—
Cash and Cash Equivalents at End of Period	$30.8	$37.5
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
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2015 presentation.
Note 2 - Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-15, "Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This ASU provides additional guidance to ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-3), which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. This guidance explains that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 did not affect the results of operations and financial position of TimkenSteel.
In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory (Topic 330),” which provides guidance that simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out (LIFO) and therefore applies only to the approximately 35% of inventory that TimkenSteel values by first-in, first-out (FIFO), average cost or specific identification methods. It is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". This ASU defers the effective date of ASU 2014-09 for all entities by one year. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
Note 3 - Inventories
The components of inventories, net as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Inventories, net:
Manufacturing supplies	$44.7	$38.5
Raw materials	25.1	56.8
Work in process	62.8	110.3
Finished products	73.0	91.1
Subtotal	205.6	296.7
Allowance for surplus and obsolete inventory	(9.6)	(2.9)
Total Inventories, net	$196.0	$293.8
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
The LIFO reserve as of September 30, 2015 and December 31, 2014 was $62.9 million and $86.7 million, respectively. TimkenSteel projects that its LIFO reserve will decrease for the year ending December 31, 2015 based on lower anticipated costs, particularly scrap steel costs, and anticipated lower inventory quantities, slightly offset by higher manufacturing costs.

Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Property, Plant and Equipment, net:
Land and buildings	$357.8	$292.4
Machinery and equipment	1,351.6	1,183.0
Construction in progress	78.1	288.3
Subtotal	1,787.5	1,763.7
Less allowances for depreciation	(1,023.2)	(991.8)
Property, Plant and Equipment, net	$764.3	$771.9
Total depreciation expense was $49.7 million and $39.9 million for the nine months ended September 30, 2015 and 2014, respectively. TimkenSteel recorded capitalized interest of $1.2 million for the nine months ended September 30, 2015. TimkenSteel capitalized interest related to construction projects of $5.7 million for the nine months ended September 30, 2014. TimkenSteel recorded impairment charges of $0.9 million related to the discontinued use of certain assets during the nine months ended September 30, 2015.
Note 5 - Intangible Assets
The components of intangible assets, net as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.8	$3.2	$3.6	$6.8	$2.4	$4.4
Technology use	9.0	4.6	4.4	9.0	4.1	4.9
Capitalized software	54.3	33.2	21.1	50.6	29.6	21.0
Total Intangible Assets	$70.1	$41.0	$29.1	$66.4	$36.1	$30.3
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from 3 to 15 years. Amortization expense for intangible assets for the nine months ended September 30, 2015 and 2014 was $4.9 million and $3.0 million, respectively.
Note 6 - Financing Arrangements
The components of long-term debt as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.01% as of September 30, 2015)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.01% as of September 30, 2015)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.01% as of September 30, 2015)	8.5	8.5
Revolving credit facility, due 2019 (LIBOR plus applicable spread)	175.0	155.0
Total Long-Term Debt	$205.2	$185.2

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
TimkenSteel is required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in the credit agreement. As of September 30, 2015, TimkenSteel was in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement.
Although TimkenSteel is in compliance with the above-mentioned covenants as of September 30, 2015, TimkenSteel has projected that by the end of 2015 it will not be in compliance with the interest coverage ratio noted above. TimkenSteel has been in discussions with its lenders regarding an amendment to its existing credit facility which will result in covenant relief. Although those discussions are not yet completed, TimkenSteel anticipates this effort to be concluded successfully during the fourth quarter of 2015. Also, TimkenSteel is pursuing additional long-term financing to provide additional liquidity.
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
Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 1.25% to 2.25%) or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the credit agreement, with no rate floor), plus an applicable margin (varying from 0.25% to 1.25%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.20% to 0.40%). The applicable margins are calculated quarterly and vary based on TimkenSteel’s consolidated capitalization ratio as set forth in the credit agreement. The interest rate under the revolving credit facility was 1.75% as of September 30, 2015. The amount available under the credit facility as of September 30, 2015 was $124.3 million.
Advanced Quench-and-Temper Facility
In the second quarter of 2015, TimkenSteel entered into a capital lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Unaudited Consolidated Financial Statements. As of September 30, 2015, $19.8 million has been spent on the new advanced quench-and-temper facility and is reported in property, plant and equipment, net in the Unaudited Consolidated Balance Sheets. Of this amount, $3.7 million has been financed through the capital lease arrangement described above.
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
All of TimkenSteel’s long-term debt is variable-rate debt and, as a result, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 fair value input as defined by Accounting Standard Codification (ASC) 820, “Fair Value Measurements”. The valuation of Level 2 is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly.
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2014	($4.8)	($292.5)	($297.3)
Other comprehensive (loss) income before reclassifications, before income tax	(1.1)	0.5	(0.6)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	26.7	26.7
Income taxes	—	(10.0)	(10.0)
Net current period other comprehensive (loss) income, net of income tax	(1.1)	17.2	16.1
Balance at September 30, 2015	($5.9)	($275.3)	($281.2)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2013	($0.4)	$—	($0.4)
Net transfer from Timken	(3.2)	(233.9)	(237.1)
Other comprehensive (loss) income before reclassifications, before income tax	(0.2)	0.7	0.5
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	12.0	12.0
Income taxes	—	(4.3)	(4.3)
Net current period other comprehensive (loss) income, net of income tax	(0.2)	8.4	8.2
Balance at September 30, 2014	($3.8)	($225.5)	($229.3)
The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations. These components are included in the computation of net periodic benefit cost.

Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the nine months ended September 30, 2015 were as follows:

	Total	Additional Paid-in Capital	Retained (Deficit) Earnings	Treasury Shares	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$748.1	$1,050.7	$29.4	($34.7)	($297.3)
Net loss	(48.2)	—	(48.2)	—	—
Pension and postretirement adjustment, net of tax	17.2	—	—	—	17.2
Foreign currency translation adjustments	(1.1)	—	—	—	(1.1)
Stock-based compensation expense	6.0	6.0	—	—	—
Dividends – $0.42 per share	(18.7)	—	(18.7)	—	—
Net transfer to Timken and subsidiaries	(0.5)	(0.5)	—	—	—
Stock option exercise activity	1.5	1.5	—	—	—
Purchase of treasury shares	(15.2)	—	—	(15.2)	—
Issuance of treasury shares	—	(5.7)	—	5.7	—
Shares surrendered for taxes	(2.1)	—	—	(2.1)	—
Balance as of September 30, 2015	$687.0	$1,052.0	($37.5)	($46.3)	($281.2)
Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$4.3	$0.4	$3.8	$0.4
Interest cost	12.8	2.3	12.7	2.4
Expected return on plan assets	(19.4)	(1.7)	(19.3)	(1.6)
Amortization of prior service cost	0.1	0.3	0.2	0.2
Amortization of net actuarial loss	8.7	—	7.0	—
Net Periodic Benefit Cost	$6.5	$1.3	$4.4	$1.4

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$12.6	$1.3	$6.4	$0.7
Interest cost	38.5	7.0	20.5	4.0
Expected return on plan assets	(58.1)	(5.1)	(31.4)	(2.7)
Amortization of prior service cost	0.4	0.8	0.3	0.3
Amortization of net actuarial loss	25.5	—	11.4	—
Allocated benefit cost from Timken	—	—	5.2	2.2
Net Periodic Benefit Cost	$18.9	$4.0	$12.4	$4.5
Prior to the spinoff on June 30, 2014, employees of TimkenSteel participated in various retirement and postretirement benefit plans sponsored by Timken. Because Timken provided these benefits to eligible employees and retirees of TimkenSteel, the costs to participating employees of TimkenSteel in these plans were reflected in the Unaudited Consolidated Financial Statements, while the related assets and liabilities were retained by Timken. Expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate and other shared functional personnel. All cost allocations related to the various retirement benefit plans have been deemed paid by TimkenSteel to Timken in the period in which the cost was recorded. Net periodic benefit costs are included in the Unaudited Consolidated Statements of Operations as a component of cost of products sold and selling, general and administrative expenses. Allocated benefit costs from Timken were funded through intercompany transactions.
Note 10 - Earnings Per Share
On June 30, 2014, 45.4 million TimkenSteel common shares were distributed to Timken shareholders in conjunction with the spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period prior to the spinoff presented in the calculation of weighted-average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at June 30, 2014 were assumed to also be outstanding as of the beginning of each period prior to the spinoff. For the three and nine months ended September 30, 2015 and 2014, 2.0 million and 0.1 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for the three and nine months ended September 30, 2015, the dilutive effect of stock-based awards is not recognized and thus is not utilized in the calculation of diluted earnings per share.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income for basic and diluted earnings per share	($30.8)	$25.7	($48.2)	$88.0

Denominator:
Weighted average shares outstanding, basic	44,431,092	45,494,668	44,636,149	45,651,305
Dilutive effect of stock-based awards	—	580,342	—	540,036
Weighted average shares outstanding, diluted	44,431,092	46,075,010	44,636,149	46,191,341

Basic (loss) earnings per share	($0.69)	$0.56	($1.08)	$1.93
Diluted (loss) earnings per share	($0.69)	$0.56	($1.08)	$1.91
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales:
Industrial & Mobile	$188.1	$240.8	$632.7	$727.3
Energy & Distribution	44.6	193.4	266.9	538.6
	$232.7	$434.2	$899.6	$1,265.9
Segment EBIT:
Industrial & Mobile	($25.0)	$20.3	($39.3)	$67.7
Energy & Distribution	(32.6)	27.8	(49.0)	84.2
Total Segment EBIT	($57.6)	$48.1	($88.3)	$151.9
Unallocated (1)	8.7	(8.2)	12.7	(16.1)
Interest expense	(0.9)	(0.2)	(2.0)	(0.9)
(Loss) Income Before Income Taxes	($49.8)	$39.7	($77.6)	$134.9
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Benefit) provision for income taxes	($19.0)	$14.0	($29.4)	$46.9
Effective tax rate	38.2%	35.3%	37.9%	34.8%
The effective tax rate for the three months ended September 30, 2015 was higher than the U.S. federal statutory rate of 35% due primarily to U.S. state and local taxes and certain discrete tax items.

The effective tax rate for the three months ended September 30, 2014 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local taxes and other permanent differences. These were partially offset by the U.S. manufacturing deduction.
The effective tax rate for the nine months ended September 30, 2015 was higher than the U.S. federal statutory rate of 35% due primarily to U.S. state and local taxes, certain discrete tax items and the tax benefit associated with non-U.S. earnings taxed at a rate less than the U.S. statutory rate. These were partially offset by the effect of other permanent differences.
The effective tax rate for the nine months ended September 30, 2014 was lower than the U.S. federal statutory rate of 35% primarily due to the U.S. manufacturing deduction. These were partially offset by U.S. state and local taxes and the effect of other permanent differences.
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

Balance at December 31, 2014	$1.3
Expenses	—
Payments	(0.3)
Balance at September 30, 2015	$1.0
Note 14 - Restructuring Charges
During the second quarter of 2015, TimkenSteel approved and began implementing a cost reduction plan that resulted in the reduction of TimkenSteel’s salaried and hourly headcount. As a result, TimkenSteel recognized restructuring charges consisting of severance, benefits and other associated expenses of $1.6 million and $0.3 million for the second and third quarter of 2015, respectively. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Unaudited Consolidated Balance Sheets. Of the $1.9 million charge, $1.2 million related to the Industrial & Mobile segment and $0.7 million related to the Energy & Distribution segment. The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2015:

Balance at December 31, 2014	$—
Expenses	1.9
Payments	(1.9)
Balance at September 30, 2015	$—

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
On July 17, 2014, we announced plans to invest in additional advanced quench-and-temper heat-treat capacity. The $40 million facility, will perform quench-and-temper heat-treat operations and, we believe, will have capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. This facility will be located in Perry Township, Ohio on the site of our Gambrinus Steel Plant near three existing thermal treatment facilities. This facility will be larger than each of our three existing thermal treatment facilities in Canton, Ohio. In response to the continued weakness in energy and some industrial end markets, we have decided to defer the installation until market conditions provide us the opportunity to achieve the best return on this investment.
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

Results of Operations

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$232.7	$434.2	($201.5)	(46.4)%
Net sales, excluding surcharges	201.7	329.6	(127.9)	(38.8)%
Gross (loss) profit	(20.5)	71.2	(91.7)	(128.8)%
Gross margin	(8.8)%	16.4%	NM	(2,520) bps
Selling, general and administrative expenses	26.6	31.1	(4.5)	(14.5)%
Net (loss) income	(30.8)	25.7	(56.5)	(219.8)%
Scrap index per ton	265	421	(156)	(37.1)%
Shipments (in tons)	178,747	284,106	(105,359)	(37.1)%
Average selling price per ton, including surcharges	$1,302	$1,528	($226)	(14.8)%
Capacity utilization	40.3%	75.1%	NM	(3,480) bps

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$899.6	$1,265.9	($366.3)	(28.9)%
Net sales, excluding surcharges	755.1	969.4	(214.3)	(22.1)%
Gross profit	15.0	217.4	(202.4)	(93.1)%
Gross margin	1.7%	17.2%	NM	(1,550) bps
Selling, general and administrative expenses	85.4	81.5	3.9	4.8%
Net (loss) income	(48.2)	88.0	(136.2)	(154.8)%
Scrap index per ton	283	376	(93)	(24.7)%
Shipments (in tons)	661,785	823,442	(161,657)	(19.6)%
Average selling price per ton, including surcharges	$1,359	$1,537	($178)	(11.6)%
Capacity utilization	51.0%	71.9%	NM	(2,090) bps
Net Sales
Net sales for the third quarter of 2015 were $232.7 million, a decrease of $201.5 million compared to the third quarter of 2014. Excluding surcharges, net sales decreased $127.9 million, or 38.8%. The decrease was driven by lower ship tons of approximately 72% in the Energy & Distribution segment and approximately 10% in the Industrial & Mobile segment as a result of lower demand for energy and related industrial products.
Net sales for the nine months ended September 30, 2015 were $899.6 million, a decrease of $366.3 million compared to the same period in 2014. Excluding surcharges, net sales decreased $214.3 million, or 22.1%. The decrease was primarily due to lower ship tons of approximately 43% in the Energy & Distribution segment and approximately 3% in the Industrial & Mobile segment as a result of lower demand for energy and related industrial products in the nine months ended September 30, 2015.
Gross (Loss) Profit
Gross loss for the third quarter of 2015 was $20.5 million, a decrease of $91.7 million, or 128.8%, compared to gross profit of $71.2 million for the third quarter of 2014. The decrease was driven primarily by higher manufacturing costs of approximately $51 million, lower volume of approximately $38 million, an inventory revaluation charge of approximately $7 million, raw material spread of approximately $7 million and price/mix of approximately $7 million, partially offset by higher LIFO income of $17 million. As discussed previously, ship tons decreased in the third quarter of 2015 compared to the third quarter of 2014 as a result of lower customer demand. Manufacturing costs were unfavorable due primarily to melt utilization declining from approximately 75% in the third quarter of 2014 to approximately 40% for the third quarter of 2015. The unfavorable raw material spread was driven by timing associated with our customer surcharge mechanism. Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag. As a result, we end up with a timing difference between how much we pay for scrap and the surcharge recovery. While surcharge generally protects gross profit, it had the effect of diluting gross margin as a percentage of sales in the third quarter of 2015.
Gross profit for the nine months ended September 30, 2015 was $15.0 million, a decrease of $202.4 million, or 93.1%, compared to gross profit of $217.4 million for the nine months ended September 30, 2014. The decrease was driven primarily by higher manufacturing costs of approximately $99 million, lower volume of approximately $58 million, raw material spread of approximately $48 million, price/mix of approximately $18 million and an inventory revaluation charge of approximately $7 million, partially offset by higher LIFO income of $30 million. As discussed previously, ship tons decreased in the nine months ended September 30, 2015 compared to the same period in 2014 as a result of lower customer demand. Manufacturing costs were unfavorable due primarily to melt utilization declining from approximately 72% for the nine months ended September 30, 2014 to approximately 51% for the nine months ended September 30, 2015. The unfavorable raw material spread was driven by timing associated with our customer surcharge mechanism as discussed above.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the third quarter of 2015 decreased $4.5 million, or 14.5%, compared to the third quarter of 2014 due primarily to lower variable pay. SG&A expenses increased $3.9 million, or 4.8%, for the nine months ended September 30, 2015 compared to the same period in 2014 due primarily to additional costs to operate as a stand-alone independent organization, partially offset by lower variable pay.
Impairment and Restructuring Charges
During the second quarter of 2015, we approved and implemented a cost reduction plan, which resulted in the recognition of $0.3 million of restructuring charges during the third quarter and $1.9 million for the nine months ended September 30, 2015. Of the $1.9 million charge, $1.2 million related to the Industrial & Mobile segment and $0.7 million related to the Energy & Distribution segment. Refer to Note 14 - “Restructuring Charges” in the Notes to our Unaudited Consolidated Financial Statements for details. During the nine months ended September 30, 2015, we recorded impairment charges of $0.9 million related to the discontinued use of certain assets.
(Benefit) Provision for Income Taxes

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
(Benefit) provision for income taxes	($19.0)	$14.0	($33.0)	(235.7)%
Effective tax rate	38.2%	35.3%	NM	290 bps

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
(Benefit) provision for income taxes	($29.4)	$46.9	($76.3)	(162.7)%
Effective tax rate	37.9%	34.8%	NM	310 bps
The increase in the effective tax rate for both the third quarter of 2015 and the nine months ended September 30, 2015 compared to the comparable periods in 2014 was due primarily to the loss of a tax benefit associated with the U.S. manufacturing deduction, which is not expected to be available in 2015.

Business Segments

Industrial & Mobile	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$188.1	$240.8	($52.7)	(21.9)%
Net sales, excluding surcharges	163.8	185.1	(21.3)	(11.5)%
EBIT	(25.0)	20.3	(45.3)	(223.2)%
EBIT margin	(13.3)%	8.4%	NM	(2,170) bps
Shipments (in tons)	142,992	158,090	(15,098)	(9.6)%
Average selling price per ton, including surcharges	$1,315	$1,523	($208)	(13.7)%

Industrial & Mobile	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$632.7	$727.3	($94.6)	(13.0)%
Net sales, excluding surcharges	534.7	562.3	(27.6)	(4.9)%
EBIT	(39.3)	67.7	(107.0)	(158.1)%
EBIT margin	(6.2)%	9.3%	NM	(1,550) bps
Shipments (in tons)	467,283	480,879	(13,596)	(2.8)%
Average selling price per ton, including surcharges	$1,354	$1,512	($158)	(10.4)%
Industrial & Mobile segment net sales decreased $52.7 million, or 21.9%, in the third quarter of 2015 compared to the third quarter of 2014. Excluding surcharges, net sales decreased 11.5%. The decrease was driven primarily by lower ship tons of approximately 37% in the third quarter of 2015 compared to third quarter of 2014 in the industrial market sector, which was negatively impacted by global commodity market weakness. This decrease was partially offset by increased ship tons in the mobile market sector of approximately 9% for the third quarter of 2015 compared to the third quarter of 2014 as a result of continued strong North American automotive demand.
Industrial & Mobile segment net sales decreased $94.6 million, or 13.0%, in the nine months ended September 30, 2015 compared to the same period in 2014. Excluding surcharges, net sales decreased 4.9%. The decrease was driven primarily by lower ship tons of approximately 16% for the nine months ended September 30, 2015 compared to same period of 2014 in the industrial market sector, which was negatively impacted by global commodity market weakness. This decrease was partially offset by increased ship tons in the mobile market sector of approximately 5% for the nine months ended September 30, 2015 compared to the same period of 2014 as a result of strong North American automotive demand.
EBIT decreased $45.3 million, or 223.2%, in the third quarter of 2015 due to higher allocated manufacturing costs of approximately $34 million, lower volume of approximately $6 million and raw material spread of approximately $5 million.
EBIT decreased $107.0 million, or 158.1%, in the nine months ended September 30, 2015 compared to the same period in 2014 due to higher allocated manufacturing costs of approximately $66 million, raw material spread of approximately $31 million and lower volume of approximately $6 million.

Energy & Distribution	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$44.6	$193.4	($148.8)	(76.9)%
Net sales, excluding surcharges	37.9	144.5	(106.6)	(73.8)%
EBIT	(32.6)	27.8	(60.4)	(217.3)%
EBIT margin	(73.1)%	14.4%	NM	(8,750) bps
Shipments (in tons)	35,755	126,016	(90,261)	(71.6)%
Average selling price per ton, including surcharges	$1,247	$1,535	($288)	(18.8)%

Energy & Distribution	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$266.9	$538.6	($271.7)	(50.4)%
Net sales, excluding surcharges	220.4	407.1	(186.7)	(45.9)%
EBIT	(49.0)	84.2	(133.2)	(158.2)%
EBIT margin	(18.4)%	15.6%	NM	(3,400) bps
Shipments (in tons)	194,502	342,563	(148,061)	(43.2)%
Average selling price per ton, including surcharges	$1,372	$1,572	($200)	(12.7)%
Energy & Distribution segment net sales decreased $148.8 million, or 76.9%, during the third quarter of 2015 compared to the third quarter of 2014. Excluding surcharges, net sales decreased 73.8%. The decrease was driven by an approximately 84% decline in ship tons to the energy end market due to reduced demand for energy-related products as a result of the drop in rig count and higher customer inventory levels. Ship tons to industrial distributors in the third quarter of 2015 declined approximately 56% compared to the third quarter of 2014 due to reduced demand from mining and industrial equipment end markets.
Energy & Distribution segment net sales decreased $271.7 million, or 50.4%, during the nine months ended September 30, 2015 compared to the same period in 2014. Excluding surcharges, net sales decreased 45.9%. The decrease was driven by an approximately 58% decline in ship tons to the energy end market due to reduced demand for energy-related products as a result of the drop in rig count and higher customer inventory levels. Ship tons to industrial distributors decreased approximately 25% for the nine months ended September 30, 2015 compared to the same period in 2014 due to reduced demand from mining and industrial equipment end markets.
EBIT decreased $60.4 million, or 217.3%, during the third quarter of 2015 compared to the third quarter of 2014. The decrease was driven by lower volume of approximately $37 million, higher allocated manufacturing costs of approximately $19 million, and an energy inventory revaluation of approximately $6 million.
EBIT decreased $133.2 million, or 158.2%, during the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was driven by lower volume of approximately $61 million, higher allocated manufacturing costs of approximately $36 million, raw material spread of approximately $18 million, price/mix of approximately $9 million and an energy inventory revaluation of approximately $6 million.

Unallocated	Three Months Ended September 30,
	2015	2014	$ Change	% Change
LIFO income (expense)	$11.8	($5.4)	$17.2	318.5%
Corporate expenses	3.1	2.8	0.3	10.7%
Unallocated income (expense)	8.7	(8.2)	16.9	206.1%
Unallocated % to net sales	3.7%	(1.9)%	NM	560 bps

Unallocated	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
LIFO income (expense)	$23.8	($6.4)	$30.2	471.9%
Corporate expenses	11.1	9.7	1.4	14.4%
Unallocated income (expense)	12.7	(16.1)	28.8	178.9%
Unallocated % to net sales	1.4%	(1.3)%	NM	270 bps
Unallocated are costs associated with strategy, corporate development, tax, treasury, legal, internal audit, LIFO and general administration expenses. Unallocated costs were favorable $16.9 million for the third quarter of 2015 and $28.8 million for the nine months ended September 30, 2015 due primarily to increased LIFO income of $17.2 million and $30.2 million for the three and nine months ended September 30, 2014, respectively. Corporate expenses increased $0.3 million and $1.4 million for the three and nine months ended September 30, 2015, respectively, due primarily to additional costs to operate as a stand-alone independent organization.

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

TimkenSteel	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$232.7	$434.2	$899.6	$1,265.9
Less: surcharge revenue	31.0	104.6	144.5	296.5
Net sales, excluding surcharges	$201.7	$329.6	$755.1	$969.4

Industrial & Mobile	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$188.1	$240.8	$632.7	$727.3
Less: surcharge revenue	24.3	55.7	98.0	165.0
Net sales, excluding surcharges	$163.8	$185.1	$534.7	$562.3

Energy & Distribution	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$44.6	$193.4	$266.9	$538.6
Less: surcharge revenue	6.7	48.9	46.5	131.5
Net sales, excluding surcharges	$37.9	$144.5	$220.4	$407.1
The Balance Sheet
The following discussion is a comparison of the Unaudited Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

Current Assets	September 30, 2015	December 31, 2014
Cash and cash equivalents	$30.8	$34.5
Accounts receivable, net	106.7	167.1
Inventories, net	196.0	293.8
Deferred income taxes	20.1	20.3
Prepaid expenses	10.0	28.0
Other current assets	9.3	7.6
Total Current Assets	$372.9	$551.3
Refer to the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivables decreased $60.4 million primarily due to lower sales in the third quarter of 2015 compared to the fourth quarter of 2014. Inventories decreased by $97.8 million due to efforts to reduce inventory to align with anticipated sales volumes as well as lower scrap cost compared to 2014. Prepaid expenses decreased by $18.0 million due primarily to the refund of a tax receivable that existed as of December 31, 2014.

Property, Plant and Equipment	September 30, 2015	December 31, 2014
Property, plant and equipment, net	$764.3	$771.9
Property, plant and equipment, net decreased $7.6 million from the balance as of December 31, 2014. The decrease in property, plant and equipment, net was due to depreciation expense of approximately $50 million and disposal/impairment charges of approximately $2 million partially offset by capital expenditures, excluding accruals, of approximately $44 million during the nine months ended September 30, 2015.

Other Assets	September 30, 2015	December 31, 2014
Pension assets	$11.4	$8.0
Intangible assets, net	29.1	30.3
Other non-current assets	2.5	2.6
Total Other Assets	$43.0	$40.9
Pension assets increased $3.4 million from the balance as of December 31, 2014. This increase in the funded status of certain retirement plans was driven by the actual return on plan assets in excess of the change in the corresponding benefit obligation for the nine months ended September 30, 2015. Intangible assets, net decreased $1.2 million from the balance as of December 31, 2014. The decrease in intangible assets, net was driven by approximately $5 million of amortization in the nine months ended September 30, 2015, offset by approximately $4 million of expenditures for capitalized software.

Liabilities and Shareholders’ Equity	September 30, 2015	December 31, 2014
Current liabilities	$116.7	$225.5
Long-term debt	205.2	185.2
Accrued pension and postretirement cost	106.3	119.1
Deferred income taxes	54.8	75.1
Other non-current liabilities	10.2	11.1
Total shareholders’ equity	687.0	748.1
Total Liabilities and Shareholders’ Equity	$1,180.2	$1,364.1
Current liabilities decreased to $116.7 million as of September 30, 2015 as compared to $225.5 million as of December 31, 2014. The decrease was due primarily to a decrease in accounts payable of approximately $71 million resulting from lower inventory purchases as discussed above and lower capital spending, as well as a decrease of approximately $28 million in accrued salaries, wages and benefits driven by the variable compensation payout made to employees in the first quarter of 2015 related to 2014 year-end performance. Long-term debt increased for the period due to borrowings on the revolving credit facility. Non-current accrued pension and postretirement cost decreased as a result of payments on the postretirement plans partially offset by the recognition of the nine months ended September 30, 2015 expense. The decrease in our non-current deferred income taxes related primarily to the non-current deferred tax assets generated by net operating losses, partially offset by the recognition of the non-current deferred tax liability for pension and postretirement expense during the first half of 2015. Refer to Note 8 - “Changes in Shareholders' Equity” in the Notes to our Unaudited Consolidated Financial Statements for details of the decrease in shareholders’ equity.
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

Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2015 and 2014. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$63.8	$68.5
Net cash used by investing activities	(52.5)	(83.1)
Net cash (used) provided by financing activities	(15.0)	52.1
(Decrease) increase in Cash and Cash Equivalents	($3.7)	$37.5
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2015 and 2014 was $63.8 million and $68.5 million, respectively. The $4.7 million decrease was primarily the result of cash provided by the changes in our accounts receivable, inventories and prepaid expense balances offset by an approximately $136 million decrease in net income as well as an increased use of cash related to changes in our accounts payable and other accrued expense balances.
Investing activities
Net cash used by investing activities for the nine months ended September 30, 2015 and 2014 was $52.5 million and $83.1 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased $30.2 million due to lower spending related to the jumbo bloom vertical caster upon completion of the project compared to the nine months ended September 30, 2014.
Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. Our $78.1 million construction in progress balance as of September 30, 2015 includes: (a) $38 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $40 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $50 million of additional costs including approximately $27 million relating to additional growth initiatives and continuous improvement and approximately $23 million of additional costs to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.
Financing activities
Net cash used by financing activities for the nine months ended September 30, 2015 was $15.0 million compared to net cash provided by financing activities of $52.1 million for the nine months ended September 30, 2014. The change was due primarily to cash dividends of approximately $19 million paid to shareholders and the repurchase of outstanding shares at a cost of approximately $15 million, partially offset by $20 million net borrowings under the credit facility ($65 million in proceeds offset by $45 million in repayments) and share-based compensation activity of approximately $2 million for the nine months ended September 30, 2015. Financing activities for the nine months ended September 30, 2014 consisted of $100 million net borrowings under the credit facility offset by a $50 million dividend to Timken in connection with the spinoff.
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
We are required to maintain a certain capitalization ratio and interest coverage ratio as well as minimum liquidity balances as set forth in our credit agreement. As of September 30, 2015, we were in compliance with these ratios and liquidity requirements, as well as the additional covenants contained in the credit agreement. The maximum consolidated capitalization ratio permitted under the credit facility is 0.50. As of September 30, 2015, our consolidated capitalization ratio was 0.23. The minimum consolidated interest coverage ratio permitted under the credit facility is 3.0. As of September 30, 2015, our consolidated interest coverage ratio was 11.29. The minimum liquidity required under the credit facility is $50 million. As of September 30, 2015, our liquidity was $154.5 million.
Although we are in compliance with our covenants as of September 30, 2015, we have projected that by the end of 2015 we will not be in compliance with the consolidated interest coverage ratio noted above. We have been in discussions with our lenders regarding an amendment to our existing credit facility which will result in covenant relief. Although those discussions are not yet completed, we anticipate this effort to be concluded successfully during the fourth quarter of 2015. Also, we are pursuing additional long-term financing to provide additional liquidity.
The amount available under the credit facility as of September 30, 2015 was $124.3 million.
Dividends and Share Repurchases
On November 13, 2015, our Board of Directors decided to suspend the cash dividend for the quarter as we continue to manage through a challenging market environment. Our Board of Directors will review the dividend on an ongoing basis.
On August 6, 2014, our Board of Directors approved a share repurchase plan pursuant to which we may repurchase up to three million of our outstanding common shares in the aggregate. This share repurchase plan expires on December 31, 2016. We may repurchase such shares from time to time in open market purchases or privately negotiated transactions. We are not obligated to acquire any particular amount of common shares and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. We may make all or part of these purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. From inception through September 30, 2015, $45.8 million was used to repurchase 1,540,093 shares under the share repurchase plan. Common shares repurchased are held as treasury shares.
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
There have been no material changes to these policies during the nine months ended September 30, 2015. For a summary of the critical accounting policies and estimates that we used in the preparation of our Unaudited Consolidated Financial Statements, see our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.
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

•
the availability of financing and interest rates, which affect: our cost of funds and/or ability to raise capital; our pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase our products or equipment that contain our products; and the amount of any dividend declared by our Board of Directors on our common shares and the amount and timing of any repurchases of our common shares; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings consist entirely of variable-rate debt, principally borrowings under our revolving credit facility. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2015, we have $205.2 million of aggregate debt outstanding, all of which consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $2.1 million annually, with a corresponding decrease in income from operations before income taxes of the same amount.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
7/01/15 - 7/31/15	277,342	$22.63	277,223	1,793,592
8/01/15 – 8/31/15	308,685	$18.23	308,685	1,484,907
9/01/15 – 9/30/15	25,000	$17.30	25,000	1,459,907
Total	611,027	$20.19	610,908	1,459,907

(1)	Consists of 119, 0 and 0 for July, August, and September respectively for shares surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

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

TIMKENSTEEL CORPORATION

Date:	November 13, 2015	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document