Form 10-K
period 2015-12-31
TimkenSteel Corp
filed 2016-02-29
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was $1,209,049,600 based on the closing sale price as reported on the New York Stock Exchange for that date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 15, 2016
Common Shares, without par value	44,207,999 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2016 Annual Meeting of Shareholders	Part III

TIMKENSTEEL CORPORATION

PART I.
ITEM 1. BUSINESS
Overview
TimkenSteel Corporation (we, us, our, the Company or TimkenSteel) was incorporated in Ohio on October 24, 2013, and became an independent, publicly traded company as the result of a spinoff (spinoff) from The Timken Company (Timken) on June 30, 2014. In the spinoff, Timken transferred to us all of the assets and generally all of the liabilities related to Timken’s steel business.
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
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. Our portfolio includes special bar quality, or SBQ, bars, seamless mechanical tubing and precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are used as a feeder system for our operations. We focus on research and development to devise solutions to our customers’ toughest engineering challenges and then leverage those answers into new product offerings.
Based on our knowledge of the steel industry, we believe we are the only focused SBQ steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among the North American steel producers. In addition, we are the only steel manufacturer with capabilities of developing SBQ steel large bars up to 16-inches in diameter. SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create custom steel products with a competitive cost structure similar to that of a high-volume producer. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains. We believe our unique operating model and production assets give us a competitive advantage in our industry.
Our recent capital investments are expected to significantly strengthen our position as a leader in providing differentiated solutions for the energy, industrial and automotive market sectors, while enhancing our operational performance and customer service capabilities. In October 2014, we cast our first heat on the world’s largest jumbo bloom vertical caster. The new caster will improve yield by approximately 15%, increase annual finished ton capacity by up to 125,000 tons and expand our product range servicing the energy and industrial market sectors by providing large bar capabilities unique in the United States.
Operating Segments
We operate in and report financial results for two segments: 1) Industrial & Mobile and 2) Energy & Distribution. A significant portion of our production facilities services all of our end markets across both reportable segments. As a result, we allocate certain costs based on the segments’ use of these shared resources. These segments represent the level at which we review our financial performance and make operating decisions. Segment earnings before interest and taxes (EBIT) is the measure of profit and loss that our Chief Operating Decision Maker (CODM) uses to evaluate the financial performance of our business and is the basis for resource allocation and performance reviews. For these reasons, we believe that segment EBIT represents the most relevant measure of segment profit and loss. We may exclude certain charges or gains, such as corporate charges and other special charges, from EBIT to arrive at a segment EBIT that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define segment EBIT margin as segment EBIT as a percentage of segment net revenues.
Effective January 1, 2016, we realigned our reportable segments as a result of recent organizational changes made to better align resources to support our business strategy. As a result, we will conduct our business activities and report financial results in one business segment. We believe the presentation of financial results as one reportable segment is consistent with the way we operate our business under the realigned organization and is consistent with the manner in which our CODM evaluates performance and makes resource and operating decisions for the business.
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

•
Track record of innovation that grows from a deep technical knowledge of steel materials, manufacturing processes and end-user applications. Our research and development efforts focus on creating the answers to our customer’s toughest engineering challenges and then leveraging those answers into new product offerings. On average, 30% of our sales are based on new business from the last five years.

Recent capital investments are expected to significantly strengthen our leadership position while enhancing our operational performance and customer service.
Major Customers
We sell products and services that are used in a diverse range of demanding applications around the world. Our customers include companies in the following market sectors: oil & gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. Our customer base is diverse. In 2015, we did not have direct sales to any single customer that accounted for 10% or more of total sales.
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
Sales and Distribution
Our products are sold by a sales force largely made up of engineers that are backed by a team of metallurgists and other technical experts. While most of our products are sold directly to OE manufacturers, a portion of our sales are made through authorized distributors and steel service centers. This portion of our business represented approximately 15% of net sales during 2015.
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
Backlog
The backlog of orders for our operations is estimated to have been $242.7 million at December 31, 2015 and $571.1 million at December 31, 2014.
Virtually our entire backlog at December 31, 2015 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers’ ever-changing production schedules. During periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.
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
Our research and development expenditures for the years ended December 31, 2015, 2014 and 2013 were $8.6 million, $8.5 million and $9.4 million, respectively.
Environmental Matters
We continue our efforts to protect the environment and comply with environmental protection laws. Additionally, we have invested in pollution control equipment and updated plant operational practices. We are committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard. As of December 31, 2015, all of our steel making and value-add plants have obtained ISO 14001 certification.
We believe we have established appropriate reserves to cover our environmental expenses. We have a well-established environmental compliance audit program for our domestic units. This program measures performance against applicable laws as well as against internal standards that have been established for all units. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, we are unsure of the future financial impact to us that could result from the United States Environmental Protection Agency’s (EPA) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. In addition, we are unsure of the future financial impact to us that could result from the EPA instituting hourly ambient air quality standards for sulfur dioxide and nitrogen oxide. We are also unsure of the potential future financial impact to us that could result from possible future legislation regulating emissions of carbon dioxide or greenhouse gases.
We and certain of our subsidiaries located in the U.S. have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), or state laws similar to CERCLA, for investigation and remediation at certain off-site disposal or recycling facilities. In general, such claims for investigation and remediation also have been asserted against numerous other entities, which are believed to be financially solvent and are expected to substantially fulfill their proportionate share of any obligations.
From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. As of December 31, 2015 and 2014, we recorded reserves for such environmental matters of $1.3 million and $1.3 million, respectively, classified as other current liabilities on the Consolidated Balance Sheets. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows, or results of operations.
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
Employment
At December 31, 2015, we had approximately 2,600 employees. Approximately 58% of our employees are covered under one of two collective bargaining agreements that run through December 2016 and September 2017, respectively. The collective bargaining agreement that runs through December 2016 covers approximately 1% of our employees.
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

ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, financial condition and results of operations. The risks that are highlighted below are not the only ones we face. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to our business and the industry in which we operate, while others relate principally to our debt, the securities markets in general, ownership of our common shares and our spinoff from Timken. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
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
We are dependent on our key customers.
As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2015, sales to our 10 and 20 largest customers accounted for approximately 44% and 63% of our net sales, respectively.
Weakness in global economic conditions or in any of the industries or geographic regions in which we or our customers operate, as well as the cyclical nature of our customers’ businesses generally or sustained uncertainty in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.
Our results of operations may be materially affected by the conditions in the global economy generally and in global capital markets. There has been volatility in the capital markets and in the end markets and geographic regions in which we or our customers operate, which has negatively affected our revenues. Many of the markets in which our customers participate are also cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and government actions, and many of these factors are beyond our control. For example, as the price of crude oil and natural gas has decreased, we have experienced volatility in our Energy & Distribution segment because our customers in this segment are conducting less drilling and production activity. Declines in crude oil and natural gas prices could continue to have a negative impact on drilling, completion and production activities, and thus the need for our steel products. If sustained, such declines could lead to a material decrease in such activities, which could further harm our profitability, cash flow and financial condition.
A decline in consumer and business confidence and spending, together with severe reductions in the availability and increased cost of credit, as well as volatility in the capital and credit markets, could adversely affect the business and economic environment in which we operate and the profitability of our business. We also are exposed to risks associated with the creditworthiness of our suppliers and customers. If the availability of credit to fund or support the continuation and expansion of our customers’ business operations is curtailed or if the cost of that credit is increased, the resulting inability of our customers or of their customers to either access credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. These conditions and a disruption of the credit markets could also result in financial instability of some of our suppliers and customers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events could adversely affect our profitability, cash flow and financial condition.
Our capital resources may not be adequate to provide for all of our cash requirements, and we are exposed to risks associated with financial, credit, capital and banking markets.
In the ordinary course of business, we will seek to access competitive financial, credit, capital and/or banking markets. Currently, we believe we have adequate capital available to meet our reasonably anticipated business needs based on our historic financial performance, as well as our expected financial position. However, if we need to obtain additional financing in the future, to the extent our access to competitive financial, credit, capital and/or banking markets was to be impaired, our operations, financial results and cash flows could be adversely impacted.
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
Steel producers like us consume large amounts of energy. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. As large consumers of electricity and gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters or by political considerations would substantially disrupt our production. Moreover, many of our finished steel products are delivered by truck. Unforeseen fluctuations in the price of fuel would also have a negative impact on our costs or on the costs of many of our customers. In addition, changes in certain environmental laws and regulations, including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions, could substantially increase the cost of manufacturing and raw materials, such as energy, to us and other U.S. steel producers.
We may incur restructuring and impairment charges that could materially affect our profitability.
Changes in business or economic conditions, or our business strategy, may result in actions that require us to incur restructuring or impairment charges in the future, which could have a material adverse effect on our earnings.
We are subject to extensive environmental, health and safety laws and regulations, which impose substantial costs and limitations on our operations, and environmental, health and safety compliance and liabilities may be more costly than we expect.
We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as worker health and safety, air emissions, wastewater discharges, hazardous material and solid and hazardous waste use, generation, handling, treatment and disposal and the investigation and remediation of contamination. We are subject to the risk of substantial liability and limitations on our operations due to such laws and regulations. The risks of substantial costs and liabilities related to compliance with these laws and regulations, which tend to become more stringent over time, are an inherent part of our business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation or other liabilities and costs.
Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged contamination, property damage or personal injury. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.
From both a medium- and long-term perspective, we are likely to see an increase in costs relating to our assets that emit relatively significant amounts of greenhouse gases as a result of new and existing legal and regulatory initiatives, such as any initiatives resulting from the Paris Agreement on climate change adopted in December 2015. These initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future legal and regulatory initiatives become known, we cannot predict the effect on our business, financial condition or results of operations.
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
A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2015, approximately 58% of our employees were covered under one of two collective bargaining agreements that run through December 2016 and September 2017, respectively. Any failure to negotiate and conclude new collective bargaining agreements with the unions when the existing agreements expire could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to a wide variety of domestic and foreign laws and regulations that could adversely affect our results of operations, cash flow or financial condition.
We are subject to a wide variety of domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. With respect to tax laws, with the finalization of specific actions contained within the Organization for Economic Development and Cooperation’s, or OECD, Base Erosion and Profit study, or the Actions, many OECD countries have acknowledged their intent to implement the Actions and update their local tax regulations. The extent (if any) to which countries in which we operate adopt and implement the Actions could affect our effective tax rate and our future results from non-U.S. operations.
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
We may seek to grow, in part, through strategic acquisitions and joint ventures, which are intended to complement or expand our businesses. These acquisitions could involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flows or financial condition could be adversely affected.
Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2015, we have loss carryforwards in the U.S. and various non-U.S. jurisdictions totaling $196.2 million having various expiration dates, as well as certain credit carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for entities treated as branches of TimkenSteel under U.S. tax law. Tax benefits have been recorded for these losses in the U.S. In addition, we may accrue additional U.S. net operating loss carryforwards and credit carryforwards during 2016 and thereafter. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in stock ownership.
Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, provide an annual limitation on our ability to utilize our U.S. net operating loss and credit carryforwards against future U.S. taxable income in the event of a change in stock ownership that is beyond our control, as defined in the Code. Accordingly, any such occurrences could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, net income and cash flow.

Risks related to our debt
We may not be able to generate sufficient cash to service our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.
Restrictive covenants in the agreements governing our other indebtedness will restrict our ability to operate our business, which may affect the market price of our common shares.
Our amended credit facility contains, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets. A breach of any covenant could result in a default, which could allow the lenders to declare all amounts outstanding under the applicable debt immediately due and payable and which may affect the market price of our common shares. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness. Please refer to Note 6 — “Financing Arrangements” in the Notes to the Consolidated Financial Statements for more detail on the agreements governing the amended credit facility.
Risks related to our common shares
The price of our common shares may fluctuate significantly.
The market price of our common shares may fluctuate significantly in response to many factors, including:

•	actual or anticipated changes in operating results or business prospects;

•	changes in financial estimates by securities analysts;

•	an inability to meet or exceed securities analysts’ estimates or expectations;

•	conditions or trends in our industry or sector;

•	the performance of other companies in our industry or sector and related market valuations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	general financial, economic or political instability;

•	hedging or arbitrage trading activity in our common shares;

•	changes in interest rates;

•	capital commitments;

•	additions or departures of key personnel; and

•	future sales of our common shares or securities convertible into, or exchangeable or exercisable for, our common shares.
Many of the factors listed above are beyond our control. These factors may cause the market price of our common shares to decline, regardless of our financial condition, results of operations, business or prospects.
Provisions in our corporate documents and Ohio law could have the effect of delaying, deferring or preventing a change in control of us, even if that change may be considered beneficial by some of our shareholders, which could reduce the market price of our common shares.
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

     As an Ohio corporation, we are subject to Chapter 1704 of the Ohio Revised Code, or Chapter 1704. Chapter 1704 prohibits certain corporations from engaging in a “chapter 1704 transaction” (described below) with an “interested shareholder” for a period of three years after the date of the transaction in which the person became an interested shareholder, unless, among other things, prior to the interested shareholder’s share acquisition date, the directors of the corporation have approved the transaction or the purchase of shares on the share acquisition date.
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

We are also subject to Section 1701.831 of the Ohio Revised Code, or Section 1701.831, which requires the prior authorization of the shareholders of certain corporations in order for any person to acquire, either directly or indirectly, shares of that corporation that would entitle the acquiring person to exercise or direct the exercise of 20% or more of the voting power of that corporation in the election of directors or to exceed specified other percentages of voting power. The acquiring person may complete the proposed acquisition only if the acquisition is approved by the affirmative vote of the holders of at least a majority of the voting power of all shares entitled to vote in the election of directors represented at the meeting, excluding the voting power of all “interested shares.” Interested shares include any shares held by the acquiring person and those held by officers and directors of the corporation.
We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay, defer or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders, which under certain circumstances could reduce the market price of our common shares.
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

•
our working capital requirements and capital expenditures historically were satisfied as part of Timken’s corporate-wide capital allocation and cash management programs; as a result, our debt structure and cost of debt and other capital may be significantly different from that reflected in our historical consolidated financial statements;

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Canton, Ohio, at a facility we own in fee. We have facilities in five countries: United States, China, England, Mexico and Poland. We lease sales office in all of these countries.
We have manufacturing facilities at multiple locations in the United States. These manufacturing facilities are located in Akron, Canton (3) and Eaton, Ohio; Houston, Texas; and Columbus, North Carolina. In addition to these manufacturing facilities, we own or lease warehouses and distribution facilities in the United States, Mexico and China. The aggregate floor area of these facilities is 3.8 million square feet, of which approximately 154,000 square feet is leased and the rest is owned in fee. The buildings occupied by us are principally made of brick, steel, reinforced concrete and concrete block construction.
Our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. We believe that our facilities are in satisfactory operating condition and are suitable and adequate to conduct our business and support future growth.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our capacity utilization.
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
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by us in their current roles since the spinoff. The executive officers of our Company as of February 29, 2016 are as follows:

Name	Age	Current Position
Ward J. Timken, Jr.	48	Chairman, Chief Executive Officer and President
Christopher J. Holding	57	Executive Vice President and Chief Financial Officer
Donald L. Walker	59	Executive Vice President of Human Resources and Organizational Advancement
Frank A. DiPiero	59	Executive Vice President, General Counsel and Secretary

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
Donald L. Walker is our Executive Vice President of Human Resources and Organizational Advancement. Prior to the spinoff, Mr. Walker served as Senior Vice President - Human Resources and Organizational Advancement at Timken since 2004. Mr. Walker earned his bachelor’s and master’s degree from Western Michigan University and a J.D. from Capital University. Mr. Walker also attended the Massachusetts Institute of Technology Sloan Fellow Program, where he earned a master’s degree in business administration.
Frank A. DiPiero is our Executive Vice President, General Counsel and Secretary. Mr. DiPiero joined Timken in 2014 in anticipation of the spinoff. Previously, Mr. DiPiero was Associate General Counsel, UTC Aerospace Systems of United Technologies Corporation, a provider of technology products and services to the global aerospace and building systems industries, from 2012 to 2013, Vice President, Corporate Secretary and Segment Counsel, Electronic Systems of Goodrich Corporation (Goodrich Corporation became a subsidiary of United Technologies Corporation through a merger in 2012) from 2010 to 2012, and Segment Counsel, Actuation and Landing Systems of Goodrich Corporation from 2004 to 2010. Mr. DiPiero earned his bachelor’s degree from Youngstown State University and a J.D. from The University of Toledo College of Law.

PART II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Stock Prices and Cash Dividends Per Share:
Our common shares are traded on the New York Stock Exchange (NYSE) under the symbol “TMST.” The estimated number of record holders of our common shares at December 31, 2015 was 4,195.
The following table provides information about the high and low closing sales prices for our common shares and dividends declared for each quarter starting July 1, 2014, the date on which our common shares began regular-way trading on the NYSE:

	2015			2014
	Stock prices		Dividend	Stock prices		Dividend
	High	Low	per share	High	Low	per share
First quarter	$37.21	$25.64	$0.14	—	—	—
Second quarter	$32.87	$25.91	$0.14	—	—	—
Third quarter	$26.89	$10.00	$0.14	$49.94	$40.41	$0.14
Fourth quarter	$14.59	$7.17	—	$44.55	$31.17	$0.14
Our amended credit agreement places certain limitations on the payment of cash dividends. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail on this topic.
Issuer Purchases of Common Shares:
The following table presents information with respect to repurchases of our common shares by us during the three months ended December 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1 - 31, 2015	—	—	—	1,459,907
November 1 - 30, 2015	—	—	—	1,459,907
December 1 - 31, 2015	—	—	—	1,459,907
Total	—	—	—	1,459,907

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
Our amended credit agreement places certain limitations on our ability to purchase our common shares. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail on this topic.

Performance Graph:
The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s (S&P) MidCap 400 Index and S&P Steel Group Index assuming $100 was invested and that cash dividends were reinvested for the period from July 1, 2014 through December 31, 2015.

Date	TimkenSteel Corporation	S&P MidCap 400 Index	S&P 500 Steel Index
July 1, 2014	$100.00	$100.00	$100.00
September 30, 2014	$120.95	$96.02	$104.20
December 31, 2014	$96.71	$102.11	$95.49
March 31, 2015	$69.46	$107.54	$91.25
June 30, 2015	$71.13	$106.40	$86.54
September 30, 2015	$26.92	$97.36	$74.31
December 31, 2015	$22.29	$99.89	$80.49
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

	Years Ended December 31,
(dollars and shares in millions, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$1,106.2	$1,674.2	$1,380.9	$1,728.7	$1,956.5
Net (loss) income	(72.4)	104.4	89.5	155.2	167.2
(Loss) earnings per share(1):
Basic	($1.63)	$2.29	$1.96	$3.39	$3.66
Diluted	($1.63)	$2.27	$1.94	$3.36	$3.62
Cash dividends declared per share	$0.42	$0.28	$—	$—	$—
Weighted average shares outstanding, diluted	44.5	46.0	46.2	46.2	46.2
Balance Sheet Data:
Total assets	$1,141.8	$1,364.1	$1,078.8	$960.7	$982.1
Long-term debt	200.2	185.2	30.2	30.2	30.2
Total shareholders’ equity	686.4	748.1	800.8	699.8	662.2
Other Data:
Book value per share(2)	$15.42	$16.26	$17.33	$15.15	$14.33
(1) See Note 9 — “Earnings Per Share” in the Notes to the Consolidated Financial Statements.
(2) Book value per share is calculated by dividing Total shareholders’ equity (as of the period end) by the Weighted average shares outstanding, diluted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

Business Overview
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. Our portfolio includes special bar quality, or SBQ, bars, seamless mechanical tubing and precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are used as a feeder system for our operations. We focus on research and development to devise solutions to our customers’ toughest engineering challenges and then leverage those answers into new product offerings.
Based on our knowledge of the steel industry, we believe we are the only focused SBQ steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among the North American steel producers. In addition, we are the only steel manufacturer with capabilities of developing SBQ steel large bars up to 16-inches in diameter. SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create custom steel products with a competitive cost structure similar to that of a high-volume producer. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains. We believe our unique operating model and production assets give us a competitive advantage in our industry.
Capital Investments
Our recent capital investments are expected to significantly strengthen our position as a leader in providing differentiated solutions for the energy, industrial and automotive market sectors, while enhancing our operational performance and customer service capabilities.
On July 17, 2014, we announced plans to invest in additional advanced quench-and-temper heat-treat capacity. The $40 million facility will perform quench-and-temper heat-treat operations and, we believe, will have capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. This facility will be located in Perry Township, Ohio on the site of our Gambrinus Steel Plant near three existing thermal treatment facilities. This facility will be larger than each of our three existing thermal treatment facilities in Canton, Ohio. In response to the continued weakness in energy and some industrial end markets, we have decided to defer the installation until market conditions provide us the opportunity to achieve the best return on this investment.
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
Markets We Serve
We sell products and services that are used in a diverse range of demanding applications around the world. Our customers include companies in the following market sectors: oil and gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. Our customer base is diverse. We do not have direct sales to any single customer that account for 10% or more of our total sales. The table below summarizes our sales by market sector for fiscal years 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Passenger Car	22%	16%	21%
Light Truck	22%	16%	18%
Distribution	19%	24%	20%
Oil & Gas	9%	18%	16%
Machinery(1)	9%	7%	10%
Rail	4%	3%	2%
Industrial	3%	8%	4%
Mining	3%	2%	2%
Military/defense	3%	1%	2%
Construction	1%	1%	2%
Other(2)	5%	4%	3%
Total	100%	100%	100%
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
Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Years Ended December 31,
	2015	2014	$ Change	% Change
Net sales	$1,106.2	$1,674.2	($568.0)	(33.9)%
Net sales, excluding surcharges	942.5	1,284.2	(341.7)	(26.6)%
Gross profit	8.8	273.8	(265.0)	(96.8)%
Gross margin	0.8%	16.4%	NM	(1560) bps
Selling, general and administrative expenses	111.0	112.1	(1.1)	(1.0)%
Net (loss) income	(72.4)	104.4	(176.8)	(169.3)%
Scrap index per ton	261	418	(157)	(37.6)%
Shipments (in tons)	837,135	1,093,692	(256,557)	(23.5)%
Average selling price per ton, including surcharges	$1,321	$1,531	($210)	(13.7)%
Capacity utilization	49.0%	72.0%	NM	(2300) bps
Net Sales
Net sales for the year ended December 31, 2015 were $1,106.2 million, a decrease of $568.0 million, or 34%, compared to the year ended December 31, 2014. Excluding surcharges, net sales decreased $341.7 million, or 27%. The decrease was primarily due to lower ship tons of approximately 50% in the Energy & Distribution segment and approximately 5% in the Industrial & Mobile segment as a result of lower demand for energy and related industrial products.
Gross Profit
Gross profit for the year ended December 31, 2015 was $8.8 million, a decrease of $265.0 million, or 97%, compared to the year ended December 31, 2014. The decrease was driven primarily by higher manufacturing costs of approximately $138 million, lower volume of approximately $93 million, raw material spread of approximately $54 million, price/mix of approximately $21 million and an inventory revaluation charge of approximately $8 million, partially offset by higher LIFO income of $42 million. As discussed previously, ship tons decreased for the year ended December 31, 2015 compared to the same period in 2014 as a result of lower customer demand. Manufacturing costs were unfavorable due primarily to melt utilization declining from approximately 72% for the year ended December 31, 2014 to approximately 49% for the year ended December 31, 2015. The unfavorable raw material spread was driven by timing associated with our customer surcharge mechanism as discussed above.
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
Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses for the year ended December 31, 2015 decreased $1.1 million, or 1%, compared to the year ended December 31, 2014 due primarily to lower variable pay, offset by the fact that the first half of 2014 did not include costs required to operate on a stand-alone basis.
Impairment and Restructuring Charges

During 2015 we approved and implemented two cost reduction plans, which resulted in the recognition of $5.6 million of restructuring charges for the year ended December 31, 2015. Of the $5.6 million charge, $4.3 million related to the Industrial & Mobile segment and $1.3 million related to the Energy & Distribution segment. Refer to Note 14 — “Restructuring Charges” in the Notes to the Consolidated Financial Statements for details. During the year ended December 31, 2015, we recorded impairment charges of $0.9 million.

Provision for Income Taxes

	Years Ended December 31,
	2015	2014	$ Change	% Change
(Benefit) provision for income taxes	($42.6)	$53.8	($96.4)	(179.2)%
Effective tax rate	37.0%	34.0%	NM	300 bps
The increase in the effective tax rate in the year ended December 31, 2015 compared to the year ended December 31, 2014 is due primarily to the loss of a tax benefit associated with the U.S. manufacturing deduction.
Business Segments

Industrial & Mobile	Years Ended December 31,
	2015	2014	$ Change	% Change
Net sales	$804.0	$962.0	($158.0)	(16.4)%
Net sales, excluding surcharges	690.5	744.4	(53.9)	(7.2)%
EBIT	(60.1)	79.8	(139.9)	(175.3)%
EBIT margin	(7.5)%	8.3%	NM	(1580) bps
Shipments (in tons)	610,746	639,744	(28,998)	(4.5)%
Average selling price per ton, including surcharges	$1,316	$1,504	($188)	(12.5)%
Industrial & Mobile segment net sales decreased $158.0 million or 16% in 2015 compared to 2014. Excluding surcharges, net sales decreased 7%. The decrease was driven by lower ship tons of approximately 22% for the year ended December 31, 2015 compared to the same period of 2014 in the industrial market sector, which was negatively impacted by global commodity market weakness. This decrease was partially offset by increased ship tons in the mobile market sector of approximately 7% for the year ended December 31, 2015 compared to the same period of 2014 as a result of continued strong North American automotive demand.
EBIT decreased $139.9 million or 175% in 2015 compared to 2014 due to higher allocated manufacturing costs of approximately $85 million, raw material spread of approximately $36 million and lower volume of approximately $12 million.

Energy & Distribution	Years Ended December 31,
	2015	2014	$ Change	% Change
Net sales	$302.2	$712.2	($410.0)	(57.6)%
Net sales, excluding surcharges	252.0	539.8	(287.8)	(53.3)%
EBIT	(72.1)	98.8	(170.9)	(173.0)%
EBIT margin	(23.9)%	13.9%	NM	(3780) bps
Shipments (in tons)	226,389	453,948	(227,559)	(50.1)%
Average selling price per ton, including surcharges	$1,335	$1,569	($234)	(14.9)%
Energy & Distribution segment net sales decreased $410.0 million or 58% in 2015 compared to 2014. Excluding surcharges, net sales decreased 53%. The decrease was driven by an approximately 65% decline in ship tons to the energy end market due to reduced demand for energy-related products as a result of the drop in rig count and higher customer inventory levels. Ship tons to industrial distributors decreased approximately 40% for the year ended December 31, 2015 compared to the same period in 2014 due to reduced demand from weakness in the global commodity markets.
EBIT decreased $170.9 million or 173% during the year ended December 31, 2015 compared to 2014. The decrease was driven by lower volume of approximately $94 million, higher allocated manufacturing costs of approximately $46 million, raw material spread of approximately $18 million, price/mix of approximately $7 million and an energy inventory revaluation of approximately $8 million.

Unallocated	Years Ended December 31,
	2015	2014	$ Change	% Change
LIFO (income) expense	($35.3)	$6.9	($42.2)	(611.6)%
Corporate expenses	14.7	12.6	2.1	16.7%
Unallocated (earnings) loss before interest and taxes	($20.6)	$19.5	($40.1)	(205.6)%
Unallocated % to net sales	(1.9)%	1.2%	NM	(310) bps
Corporate expenses are costs associated with strategy, corporate development, tax, treasury, legal, internal audit and general administration expenses. Unallocated was a favorable $40.1 million for the year ended December 31, 2015 compared to the same period in 2014 due primarily to an increase in LIFO income of approximately $42 million.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Years Ended December 31,
	2014	2013	$ Change	% Change
Net sales	$1,674.2	$1,380.9	$293.3	21.2%
Net sales, excluding surcharges	1,284.2	1,080.7	203.5	18.8%
Gross profit	273.8	223.2	50.6	22.7%
Gross margin	16.4%	16.2%	NM	20 bps
Selling, general and administrative expenses	112.1	91.8	20.3	22.1%
Net income	104.4	89.5	14.9	16.6%
Scrap index per ton	418	405	13	3.2%
Shipments (in tons)	1,093,692	918,243	175,449	19.1%
Average selling price per ton, including surcharges	$1,531	$1,504	$27	1.8%
Capacity utilization	72.0%	58.0%	NM	1400 bps
Net Sales
Net sales for the year ended December 31, 2014 were $1,674.2 million, an increase of $293.3 million, or 21%, compared to the year ended December 31, 2013. Excluding surcharges, net sales increased $203.5 million, or 19%. The increase was driven by higher shipments in the industrial, energy and distribution market sectors.
Gross Profit
Gross profit for the year ended December 31, 2014 was $273.8 million, an increase of $50.6 million, or 23%, compared to the year ended December 31, 2013. The increase was driven primarily by favorable sales volume of approximately $55 million, favorable price/mix of approximately $4 million and lower manufacturing expense of approximately $10 million resulting from better manufacturing performance. These items were partially offset by unfavorable raw material spread of approximately $13 million, increased LIFO expense of approximately $5 million, negative weather-related costs and certain one-time expenses, including separation-related costs. As discussed previously, ship tons increased for the year ended December 31, 2014 compared to the same period in 2013 as a result of higher customer demand. Manufacturing costs were favorable due primarily to melt utilization improving to approximately 72% for the year ended December 31, 2014 from approximately 58% for the year ended December 31, 2013. The favorable raw material spread was driven by timing associated with our customer surcharge mechanism as discussed above.
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
Industrial & Mobile segment net sales increased 11% in 2014 compared to 2013. Excluding surcharges, net sales increased 9%. The increase was driven by strong demand in the industrial market sector. The increase was driven by higher ship tons of approximately 9% for the year ended December 31, 2014 compared to the same period of 2013.
EBIT decreased 5% in 2014 compared to 2013 due to higher selling, general and administrative costs needed to operate as a stand-alone independent organization, unfavorable raw material spread of approximately $9 million, unfavorable price/mix of approximately $2 million, partially offset by favorable volume of approximately $12 million as a result of the higher ship tons discussed above and favorable manufacturing utilization of approximately $7 million.

Energy & Distribution	Years Ended December 31,
	2014	2013	$ Change	% Change
Net sales	$712.2	$515.9	$196.3	38.1%
Net sales, excluding surcharges	539.8	397.2	142.6	35.9%
EBIT	98.8	58.6	40.2	68.6%
EBIT margin	13.9%	11.4%	NM	250 bps
Shipments (in tons)	453,948	331,013	122,935	37.1%
Average selling price per ton, including surcharges	$1,569	$1,559	$10	0.6%
Energy & Distribution segment net sales increased 38% during the year ended December 31, 2014 compared to 2013. Excluding surcharges, net sales increased 36%. The increase was driven by higher ship tons of approximately 37% for the year ended December 31, 2014 compared to the same period of 2013, in both the energy and distribution market sectors.
EBIT increased 69% during the year ended December 31, 2014 compared to 2013. The increase was driven by higher volume of approximately $43 million, favorable price/mix of approximately $7 million and better manufacturing utilization of approximately $3 million, partially offset by higher raw material spread of approximately $4 million and selling, general and administrative expenses due to costs to operate as an independent organization.

Unallocated	Years Ended December 31,
	2014	2013	$ Change	% Change
LIFO expense	$6.9	$1.5	$5.4	360.0%
Corporate expenses	12.6	13.2	(0.6)	(4.5)%
Unallocated loss (earnings) before income taxes	$19.5	$14.7	$4.8	32.7%
Unallocated % to net sales	1.2%	1.1%	NM	10 bps
Corporate expenses are costs associated with strategy, corporate development, tax, treasury, legal, internal audit and general administration expenses. Unallocated increased $4.8 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to increased LIFO expense.
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

TimkenSteel	Years Ended December 31,
	2015	2014	2013
Net sales	$1,106.2	$1,674.2	$1,380.9
Less: surcharge revenue	163.7	390.0	300.2
Net sales, excluding surcharges	$942.5	$1,284.2	$1,080.7

Industrial & Mobile	Years Ended December 31,
	2015	2014	2013
Net sales	$804.0	$962.0	$865.0
Less: surcharge revenue	113.5	217.6	181.5
Net sales, excluding surcharges	$690.5	$744.4	$683.5

Energy & Distribution	Years Ended December 31,
	2015	2014	2013
Net sales	$302.2	$712.2	$515.9
Less: surcharge revenue	50.2	172.4	118.7
Net sales, excluding surcharges	$252.0	$539.8	$397.2

The Balance Sheet
The following discussion is a comparison of the Consolidated Balance Sheets as of December 31, 2015 and 2014:

	December 31,
Current Assets	2015	2014
Cash and cash equivalents	$42.4	$34.5
Accounts receivable, net	80.9	167.1
Inventories, net	173.9	293.8
Deferred income taxes	—	20.3
Prepaid expenses	11.4	28.0
Other current assets	9.2	7.6
Total Current Assets	$317.8	$551.3

Refer to the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the increase in cash and cash equivalents. Accounts receivable, net as of December 31, 2015, decreased $86.2 million from December 31, 2014 due primarily to decreased sales in the fourth quarter of 2015 as compared to the fourth quarter of 2014. Inventories decreased by $119.9 million in response to lower sales demand. Deferred income taxes decreased $20.3 million from December 31, 2014 due to the adoption of Accounting Standard Updated (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires deferred taxes be classified as non-current. At December 31, 2014, prepaid expenses included a $24 million tax receivable that resulted from a reduction in taxes payable related to a change in tax law subsequent to payment of estimated taxes.

	December 31,
Property, Plant and Equipment, net	2015	2014
Property, plant and equipment, net	$769.3	$771.9

Property, plant and equipment, net decreased $2.6 million from December 31, 2014.

	December 31,
Other Assets	2015	2014
Pension assets	$20.0	$8.0
Intangible assets, net	30.6	30.3
Other non-current assets	4.1	2.6
Total Other Assets	$54.7	$40.9

Pension assets increased $12.0 million from December 31, 2014 primarily due to changes in the discount rate.

	December 31,
Liabilities and Shareholders’ Equity	2015	2014
Current liabilities	$104.2	$225.5
Long-term debt	200.2	185.2
Accrued pension and postretirement cost	114.1	119.1
Deferred income taxes	26.9	75.1
Other non-current liabilities	10.0	11.1
Total Shareholders’ Equity	686.4	748.1
Total Liabilities and Shareholders’ Equity	$1,141.8	$1,364.1
Current liabilities decreased to $104.2 million as of December 31, 2015 as compared to $225.5 million as of December 31, 2014. The decrease was due to lower accounts payable resulting from lower purchases to meet our production requirements, lower capital spending, lower accrued salaries, wages and benefits as a result of lower variable pay and lower accrued pension and postretirement costs. Long-term debt increased due to our net borrowings of $15.0 million under our credit facility to fund capital expenditures, to repurchase shares at a cost of $15.2 million, to fund cash dividends of $18.7 million paid to shareholders and to fund our operations. The decrease in our deferred income taxes was due primarily to the 2015 net operating loss. Refer to the Consolidated Statements of Shareholders’ Equity for details of the decrease in total shareholders’ equity.
Liquidity and Capital Resources
As of December 31, 2015, we had $42.4 million of cash and cash equivalents on hand and $41.9 million in available borrowing capacity per the Amended and Restated Credit Agreement dated December 21, 2015.
On February 26, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (as amended the “Amended Credit Agreement”) in order to obtain relief from certain covenants and increase our flexibility as we pursue additional long-term financing opportunities. We believe that the borrowings available under our Amended Credit Agreement will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months. We will continue to evaluate additional financing opportunities.
For more details on the Amended and Restated Credit Agreement, please refer to Note 6 - “Financing Arrangements” in the Notes to the Consolidated Financial Statements. For more details on Amendment No. 1 and any other material subsequent events, please refer to Note 16 - “Subsequent Events” in the Notes to the Consolidated Financial Statements.
Cash Flows
The following table reflects the major categories of cash flows for years ended December 31, 2015, 2014 and 2013. For additional details, please see the Consolidated Statements of Cash Flows contained elsewhere in this Annual Report.

Cash Flows	Years Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$107.1	$93.9	$175.1
Net cash (used) by investing activities	(77.8)	(129.6)	(183.6)
Net cash (used) provided by financing activities	(21.4)	70.2	8.5
Increase in Cash and Cash Equivalents	$7.9	$34.5	$—
Operating activities
Net cash provided by operating activities for the years ended December 31, 2015 and 2014 was $107.1 million and $93.9 million, respectively. The $13.2 million increase was primarily the result of cash provided by the changes in our accounts receivable, inventories and prepaid expense balances, partially offset by a $176.8 million decrease in net income as well as an increased use of cash related to changes in our accounts payable and other accrued expense balances.
Net cash provided by operating activities for the years ended December 31, 2014 and 2013 was $93.9 million and $175.1 million, respectively. The $81.2 million decrease was primarily the result of increased use of cash related to changes in our inventory and accounts receivable balances partially offset by higher net income and cash provided by the changes in our accrued expense balances.
Investing activities
Net cash used by investing activities for the years ended December 31, 2015, 2014 and 2013 was $77.8 million, $129.6 million, and $183.6 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased $51.4 million due to lower spending related to the jumbo bloom vertical caster being commissioned during the fourth quarter of 2014.
Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. As of December 31, 2015, our $74.9 million construction in progress balance includes approximately: (a) $47 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $28 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $47 million of additional costs including approximately $25 million relating to growth initiatives and continuous improvement projects and approximately $22 million to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.

As of December 31, 2014, our $288.3 million construction in progress balance includes: (a) an investment of approximately $196 million in the jumbo bloom vertical caster to improve productivity, increase capacity and expand our product range; (b) $30 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (c) $62 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities.
Financing activities
Net cash used by financing activities for the year ended December 31, 2015 was $21.4 million compared to net cash provided by financing activities of $70.2 million for the same period in 2014. The change was due primarily to a reduction of $140.0 million of net borrowings under the credit facility for the year ended December 31, 2015 compared to the same period 2014 and a reduction in the repurchase of outstanding shares at a cost of approximately $17 million, partially offset by a $50.0 million dividend paid to Timken in 2014 in connection with the spinoff and an increase of $6.0 million in cash dividends paid to shareholders.
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
Covenant Compliance
Under the Amended Credit Agreement, we are required to maintain certain customary covenants, including covenants that limit our ability and that of our subsidiaries to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions, sale-leaseback transactions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of our business, (vii) engage in transactions with affiliates, and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that limit the amount of capital expenditures we may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter.
In addition, the Amended Credit Agreement requires us to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods ending June 30, 2017, July 31, 2017, and August 31, 2017. Finally, the Amended Credit Agreement also includes a block on availability under certain circumstances equal to the greater of $28.9 million and 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments the block on availability will be equal to the greater of $20.0 million and 12.5% of the aggregate commitments), effectively preventing us from borrowing if availability is below the minimum threshold.
We expect to remain in compliance with our debt covenants for at least the next twelve months. Please refer to Note 16 - “Subsequent Events” in the Notes to the Consolidated Financial Statements for additional details on the Amended Credit Agreement.
Dividends and Share Repurchases
On November 13, 2015, our Board of Directors decided to suspend the cash dividend as we continue to manage through a challenging market environment. Our Board of Directors will review the dividend as business conditions improve.
On August 6, 2014, our Board of Directors approved a share repurchase plan pursuant to which we may repurchase up to three million of our outstanding common shares in the aggregate. This share repurchase plan expires on December 31, 2016. We may repurchase such shares from time to time in open market purchases or privately negotiated transactions. We are not obligated to acquire any particular amount of common shares and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. For the years ended December 31, 2015 and 2014, $45.8 million and $30.6 million was used to repurchase 1,540,093 and 832,922 shares, respectively. Common shares repurchased are held as treasury shares. Our amended credit agreement places certain limitations on our ability to repurchase our outstanding common shares.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$200.2	$—	$—	$170.0	$30.2
Interest payments	17.8	5.0	10.1	2.6	0.1
Operating leases	15.4	7.6	6.8	1.0	—
Purchase commitments	71.7	48.0	23.7	—	—
Retirement benefits	19.8	5.0	9.7	1.4	3.7
Total	$324.9	$65.6	$50.3	$175.0	$34.0
Long-term debt includes the amended credit facility and certain revenue refunding bonds. Interest payments in the table above represents estimated interest payments on variable rate debt computed using the assumption that the interest rate at December 31, 2015 was in effect for the remaining term of the variable rate debt. Actual interest could vary. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.
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
Retirement benefits are paid from plan assets and our operating cash flow. The table above depicts the expected pension and postretirement benefit payments to be paid by us in 2016 and our expected benefit payments over the next years related to our non-qualified pension plan. Please refer to Note 8 — "Retirement and Postretirement Benefit Plans," in the Notes to the Consolidated Financial Statements for further information related to the total pension and postretirement benefit plans and expected benefit payments.
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
New Accounting Guidance
See Note 2 — “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when title passes to the customer. This occurs at the shipping point except for goods sold by certain foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.
Inventory
Inventories are valued at the lower of cost or market, with approximately 63% valued by the LIFO method and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories are valued by the first-in, first-out, average cost or specific identification methods. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. We recognized a decrease of $35.3 million and an increase of $7.7 million in our LIFO reserve in

2015 and 2014, respectively.
We record reserves for product inventory that is identified to be surplus and/or obsolete based on future requirements. As of December 31, 2015 and 2014, our reserve for surplus and obsolete inventory was $8.4 million and $2.9 million, respectively.
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
In the years ending December 31, 2015, 2014 and 2013 we recorded impairment charges of $0.9 million, $1.2 million and $0.6 million, respectively, related to the discontinued use of certain long-lived assets.
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
We are subject to income taxes in the United States and numerous non-U.S. jurisdictions and account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We record valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Net deferred tax assets relate primarily to net operating losses and pension and postretirement benefit obligations in the United States, which we believe are more likely than not to result in future tax benefits.
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

Benefit Plans
Prior to the spinoff, our employees participated in various retirement and postretirement benefits sponsored by Timken. During 2014, the assets and liabilities of these plans that related to our employees and retirees were transferred to benefit plans sponsored by us and the benefit obligation under the transferred defined benefit pension plans and postretirement benefit plans were determined on an actuarial basis as of the transfer date. We use actuaries to calculate the benefit obligation of the plans as of the respective measurement dates, using key assumptions such as discount rates, inflation, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs, based on company data and appropriate market indicators. We recognize each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. Actuarial gains and losses and prior service costs are recognized and recorded in accumulated other comprehensive loss, a component of equity. The amounts recorded in accumulated other comprehensive loss will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension and net periodic benefit costs.
As of December 31, 2015, our projected benefit obligations related to our pension and postretirement benefit plans were $1,163.5 million and $215.3 million, respectively, and the underfunded status of our pension and postretirement benefit obligations were $19.9 million and $77.4 million, respectively. These benefit obligations were valued using a weighted average discount rate of 4.67% and 4.51% for pension and postretirement benefit plans, respectively. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans.
For the year ended December 31, 2015, net periodic pension benefit cost was $25.3 million, and net periodic postretirement benefit cost was $5.4 million. In 2015, net periodic pension and postretirement benefit costs were calculated using a variety of assumptions, including a weighted average discount rate of 4.21% and 4.05%, respectively, and an expected return on plan assets of 6.98% and 5.00%, respectively. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon.
As of December 31, 2015 and 2014, a 0.25% decrease in the discount rate assumption would increase annual benefit expense by an estimated $2.2 million and $2.3 million, respectively, while a 0.25% increase in the discount rate assumption would decrease annual benefit expense by an estimated $2.2 million and $1.8 million, respectively. A 0.25% decrease in the return on plan assets assumption would increase annual benefit expense by an estimated $2.9 million and $2.8 million, respectively, while a 0.25% increase in the return on plan assets assumption would decrease annual benefit expense by an estimated $2.9 million and $2.8 million, respectively.
Aggregate net periodic pension and postretirement benefit cost for 2016 is forecasted to be approximately $21 million and $5 million, respectively. This estimate is based on a weighted average discount rate of 4.67% for the pension benefit plans and 4.51% for the postretirement benefit plans, as well as an expected return on assets of 6.5% for the pension benefit plans and 5.0% for the postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results.
Please refer to Note 8 — "Retirement and Postretirement Benefit Plans," in the Notes to the Consolidated Financial Statements for further information related to our pension and postretirement benefit plans.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings consist entirely of variable-rate debt, principally our amended credit facility. We are exposed to the risk of rising interest rates to the extent that we fund our operations with these variable-rate borrowings. As of December 31, 2015, we have $200.2 million of aggregate debt outstanding, all of which consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $2 million annually, with a corresponding decrease in income from operations before income taxes of the same amount.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of TimkenSteel Corporation
We have audited the accompanying consolidated balance sheets of TimkenSteel Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule included at Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TimkenSteel Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TimkenSteel Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 29, 2016

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of TimkenSteel Corporation
We have audited TimkenSteel Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TimkenSteel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, TimkenSteel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of TimkenSteel Corporation, and our report dated February 29, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 29, 2016

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
(Dollars in millions, except per share data)
Net sales	$1,106.2	$1,674.2	$1,380.9
Cost of products sold	1,097.4	1,400.4	1,157.7
Gross Profit	8.8	273.8	223.2

Selling, general and administrative expenses	111.0	112.1	91.8
Impairment and restructuring charges	6.5	1.2	0.6
Operating (Loss) Income	(108.7)	160.5	130.8

Interest expense	3.4	0.9	0.2
Other expense, net	2.9	1.4	3.0
(Loss) Income Before Income Taxes	(115.0)	158.2	127.6
(Benefit) provision for income taxes	(42.6)	53.8	38.1
Net (Loss) Income	($72.4)	$104.4	$89.5

Per Share Data:
Basic (loss) earnings per share	($1.63)	$2.29	$1.96
Diluted (loss) earnings per share	($1.63)	$2.27	$1.94

Dividends per share	$0.42	$0.28	$—
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2015	2014	2013
(Dollars in millions)
Net (loss) income	($72.4)	$104.4	$89.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.5)	(1.2)	0.2
Pension and postretirement liability adjustment	35.0	(58.6)	—
Other comprehensive income (loss), net of tax	33.5	(59.8)	0.2
Comprehensive (Loss) Income, net of tax	($38.9)	$44.6	$89.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2015	2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$42.4	$34.5
Accounts receivable, net of allowances	80.9	167.1
2015 - $1.5 million; 2014 - $0.2 million
Inventories, net	173.9	293.8
Deferred income taxes	—	20.3
Deferred charges and prepaid expenses	11.4	28.0
Other current assets	9.2	7.6
Total Current Assets	317.8	551.3

Property, Plant and Equipment, Net	769.3	771.9

Other Assets
Pension assets	20.0	8.0
Intangible assets, net	30.6	30.3
Other non-current assets	4.1	2.6
Total Other Assets	54.7	40.9
Total Assets	$1,141.8	$1,364.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$49.5	$120.2
Salaries, wages and benefits	21.4	49.1
Accrued pension and postretirement	3.2	17.8
Other current liabilities	30.1	38.4
Total Current Liabilities	104.2	225.5

Non-Current Liabilities
Long-term debt	200.2	185.2
Accrued pension and postretirement costs	114.1	119.1
Deferred income taxes	26.9	75.1
Other non-current liabilities	10.0	11.1
Total Non-Current Liabilities	351.2	390.5

Commitments and contingencies	—	—

Shareholders' Equity
Preferred shares, no par value; authorized 10.0 million shares, none issued	—	—
Common shares, no par value; authorized 200.0 million shares; issued 2015 and 2014 - 45.7 million shares	—	—
Additional paid-in capital	1,058.2	1,050.7
Net parent investment	—	—
Retained (deficit) earnings	(61.7)	29.4
Treasury shares, 2015 - 1.5 million and 2014 - 0.9 million shares	(46.3)	(34.7)
Accumulated other comprehensive loss	(263.8)	(297.3)
Total Shareholders' Equity	686.4	748.1
Total Liabilities and Shareholders' Equity	$1,141.8	$1,364.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Total	Additional Paid-in Capital	Net Parent Investment	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance as of December 31, 2012	$699.8	$—	$700.4	$—	$—	($0.6)
Net income	89.5	—	89.5	—	—	—
Foreign currency translation adjustments	0.2	—	—	—	—	0.2
Stock-based compensation expense	2.8	—	2.8	—	—	—
Net transfer (to)/from Timken and affiliates	8.5	—	8.5	—	—	—
Balance as of December 31, 2013	$800.8	$—	$801.2	$—	$—	($0.4)

Net income	104.4	—	62.3	42.1	—	—
Pension and postretirement adjustment, net of tax	(58.6)	—	—	—	—	(58.6)
Foreign currency translation adjustments	(1.2)	—	—	—	—	(1.2)
Stock-based compensation expense	6.0	4.0	2.0	—	—	—
Dividends – $0.28 per share	(12.7)	—	—	(12.7)	—	—
Net transfer (to)/from Timken and affiliates	(62.0)	9.2	165.9	—	—	(237.1)
Reclassification of net parent investment to additional paid-in capital	—	1,031.4	(1,031.4)	—	—	—
Stock option exercise activity	6.1	6.1	—	—	—	—
Purchase of treasury shares	(30.6)	—	—	—	(30.6)	—
Shares surrendered for taxes	(4.1)	—	—	—	(4.1)	—
Balance as of December 31, 2014	$748.1	$1,050.7	$—	$29.4	($34.7)	($297.3)

Net loss	(72.4)	—	—	(72.4)	—	—
Pension and postretirement adjustment, net of tax	35.0	—	—	—	—	35.0
Foreign currency translation adjustments	(1.5)	—	—	—	—	(1.5)
Stock-based compensation expense	7.0	7.0	—	—	—	—
Dividends – $0.42 per share	(18.7)	—	—	(18.7)	—	—
Adjustments to net parent investment and additional paid-in capital	4.7	4.7	—	—	—	—
Stock option exercise activity	1.5	1.5	—	—	—	—
Purchase of treasury shares	(15.2)	—	—	—	(15.2)	—
Issuance of treasury shares	—	(5.7)	—	—	5.7	—
Shares surrendered for taxes	(2.1)	—	—	—	(2.1)	—
Balance as of December 31, 2015	$686.4	$1,058.2	$—	($61.7)	($46.3)	($263.8)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income	($72.4)	$104.4	$89.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.4	58.0	50.0
Impairment charges	0.9	1.2	0.6
Loss on sale or disposal of assets	1.0	1.4	3.2
Deferred income taxes	(41.5)	1.4	16.0
Stock-based compensation expense	7.0	6.0	2.8
Pension and postretirement expense	30.7	14.9	—
Pension and postretirement contributions and payments	(15.6)	(20.7)	—
Changes in operating assets and liabilities:
Accounts receivable, including due from related party	86.2	(17.7)	(11.8)
Inventories, net	119.9	(66.8)	29.2
Accounts payable, including due to related party	(70.7)	16.2	(8.1)
Other accrued liabilities	(31.5)	26.2	3.2
Prepaid expenses	23.0	(27.6)	0.3
Other, net	(3.3)	(3.0)	0.2
Net Cash Provided by Operating Activities	107.1	93.9	175.1

Investing Activities
Capital expenditures	(78.2)	(129.6)	(182.8)
Proceeds from disposals of property, plant and equipment	0.4	—	0.2
Other	—	—	(1.0)
Net Cash Used by Investing Activities	(77.8)	(129.6)	(183.6)

Financing Activities
Cash dividends paid to shareholders	(18.7)	(12.7)	—
Purchase of treasury shares	(17.3)	(34.7)	—
Proceeds from exercise of stock options	1.5	5.8	—
Payment on long-term debt	(50.0)	(30.2)	—
Proceeds from issuance of debt	65.0	185.2	—
Deferred financing costs	(1.4)	—	—
Dividend paid to Timken	—	(50.0)	—
Net transfers (to)/from Timken and affiliates	(0.5)	6.8	8.5
Net Cash (Used) Provided by Financing Activities	(21.4)	70.2	8.5
Effect of exchange rate changes on cash	—	—	—
Increase in Cash and Cash Equivalents	7.9	34.5	—
Cash and cash equivalents at beginning of period	34.5	—	—
Cash and Cash Equivalents at End of Period	$42.4	$34.5	$—
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

Prior to the spinoff on June 30, 2014, TimkenSteel operated as a reportable segment of Timken. The accompanying Consolidated Financial Statements for periods prior to the separation have been prepared from Timken’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Timken. Accordingly, Timken and its subsidaries’ net investment in the operations is shown as net parent investment in lieu of stockholders’ equity in the Consolidated Financial Statements. The Consolidated Financial Statements for periods prior to the separation include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. The historical results of operations and cash flows of TimkenSteel presented in the Consolidated Financial Statements for periods prior to the separation may not be indicative of what they would have been had TimkenSteel actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of TimkenSteel’s future results of operations and cash flows.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2015 presentation.
Note 2 - Significant Accounting Policies
Basis of Combination:
The Consolidated Financial Statements include the combined assets, liabilities, revenues and expenses related to TimkenSteel as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. All significant intercompany accounts and transactions within TimkenSteel have been eliminated in the preparation of the Consolidated Financial Statements. All significant intercompany transactions with Timken prior to the spinoff are deemed to have been paid in the period the cost was incurred.
Revenue Recognition:
TimkenSteel recognizes revenue when title passes to the customer, which includes related party sales to Timken and its subsidiaries for the periods prior to spinoff. This occurs at the shipping point except for goods sold by certain foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Operations.
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
Inventories, Net:
Inventories are valued at the lower of cost or market. The majority of TimkenSteel’s domestic inventories are valued by the last-in, first-out (LIFO) method. The remaining inventories, including manufacturing supplies inventory as well as international

(outside the United States) inventories are valued by the first-in, first-out (FIFO), average cost or specific identification methods. Reserves are established for product inventory that is identified to be surplus and/or obsolete based on future requirements.
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
In the years ending December 31, 2015, 2014 and 2013 TimkenSteel recorded impairment charges of $0.9 million, $1.2 million and $0.6 million respectively, related to the discontinued use of certain long-lived assets.
Product Warranties:
TimkenSteel accrues liabilities for warranties based upon specific claim incidents in accordance with accounting rules relating to contingent liabilities. Should TimkenSteel become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. TimkenSteel has no significant warranty claims for the years ended December 31, 2015, 2014 and 2013.

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
In general, the taxable income (loss) of various steel entities was included in Timken’s consolidated tax returns, where applicable, in jurisdictions around the world. As such, separate income tax returns were not prepared for any entities of TimkenSteel. Consequently, income taxes currently payable are deemed to have been remitted to Timken, in cash, in the period the liability arose and income taxes currently receivable are deemed to have been received from Timken in the period that a refund could have been recognized by TimkenSteel had TimkenSteel been a separate taxpayer. Accrued U.S. federal, state and certain foreign current income tax balances, including penalties and interest, are treated as being settled without payment as of the end of each year. Therefore, the settlement of the current income tax liability without payment is treated as a Parent contribution and is included in net transfer (to)/from Timken and affiliates in the accompanying Consolidated Statements of Shareholders’ Equity.
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
TimkenSteel recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.
Foreign Currency Translation:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations. TimkenSteel realized foreign currency exchange losses of $1.3 million in 2015, $1.1 million in 2014 and $0.1 million in 2013.

Net Parent Investment:
Prior to the spinoff, Timken’s net investment in TimkenSteel was presented as net parent investment in lieu of stockholder’s equity. The Consolidated Statements of Shareholders’ Equity included net cash transfers and other property transfers between Timken and TimkenSteel. Timken performed cash management and other treasury related functions on a centralized basis for nearly all of its legal entities, which included TimkenSteel. The net parent investment account included assets and liabilities incurred by Timken on behalf of TimkenSteel such as accrued liabilities related to corporate allocations including administrative expenses for legal, accounting, treasury, information technology, human resources and other services. Other assets and liabilities recorded by Timken, whose related income and expense had been pushed down to TimkenSteel, were also included in net parent investment.
All intercompany transactions effected through net parent investment in the accompanying Consolidated Balance Sheets were considered cash receipts and payments and are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.
The following table is a reconciliation of the amounts related to the spinoff, presented in the Consolidated Statements of Shareholders’ Equity as net transfer (to)/from Timken and affiliates and the amounts presented as net transfers from/(to) Timken and affiliates on the Consolidated Statements of Cash Flows.

Year Ended
December 31, 2014
Net transfer (to)/from Timken and affiliates - Equity	($62.0)
Dividend paid to Timken	50.0
Net transfer of (assets) and liabilities from Timken	25.0
Settlement of (assets) and liabilities with Timken	(9.2)
Cash received from Timken for settlement of separation	3.0
Net transfers from/(to) Timken and affiliates - Cash Flow	$6.8

Additionally, during 2015, we adjusted additional paid in capital to reflect final adjustments between the Company and Timken related primarily to the allocation of certain temporary differences calculated for tax purposes.

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
As of December 31, 2015 and 2014, TimkenSteel had foreign currency forward contracts with a fair value of less than $0.1 million based on level 2 inputs.
Research and Development:
Expenditures for TimkenSteel research and development amounted to $8.6 million, $8.5 million and $9.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. These expenditures may fluctuate from year to year depending on special projects and the needs of TimkenSteel and its customers.
Recent Accounting Pronouncements:
In November 2015, the FASB issued Accounting Standard Updated (ASU) 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes”. This guidance requires companies to classify all deferred tax asset and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances will be classified as noncurrent. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. TimkenSteel adopted ASU 2015-17 as of December 31, 2015 and is presenting the changes prospectively.
In August 2015, the FASB issued ASU 2015-15, "Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This ASU provides additional guidance to ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-3), which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. This guidance explains that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 did not affect the results of operations and financial position of TimkenSteel.
In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory (Topic 330),” which provides guidance that simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out (LIFO) and therefore applies only to the approximately 37% of inventory that TimkenSteel values by first-in, first-out (FIFO), average cost or specific identification methods. It is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. However, sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the financial statements. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the amendments shall be applied retrospectively to all periods presented. TimkenSteel adopted ASU 2015-07 effective December 31, 2015.
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
Note 3 - Inventories
The components of inventories, net as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Inventories, net:
Manufacturing supplies	$43.3	$38.5
Raw materials	14.6	56.8
Work in process	59.5	110.3
Finished products	64.9	91.1
Subtotal	182.3	296.7
Allowance for surplus and obsolete inventory	(8.4)	(2.9)
Total Inventories, net	$173.9	$293.8

Inventories are valued at the lower of cost or market, with approximately 63% valued by the LIFO method and the remaining inventories are valued by the FIFO, average cost or specific identification methods.
The LIFO reserve as of December 31, 2015 and December 31, 2014 was $51.4 million and $86.7 million, respectively. TimkenSteel recognized a decrease in its LIFO reserve of $35.3 million during 2015 in cost of products sold compared to an increase of $7.7 million during 2014. The decrease in the LIFO reserve recognized during 2015 was due to lower costs, particularly scrap steel costs, and lower inventory quantities, slightly offset by higher manufacturing costs.

Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Property, Plant and Equipment, net:
Land	$13.4	$12.8
Buildings and improvements	418.2	341.6
Machinery and equipment	1,298.2	1,121.0
Construction-in-progress	74.9	288.3
Subtotal	1,804.7	1,763.7
Less allowances for depreciation	(1,035.4)	(991.8)
Property, Plant and Equipment, net	$769.3	$771.9

Total depreciation expense was $67.2 million, $50.8 million and $47.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
TimkenSteel recorded capitalized interest related to construction projects of $1.0 million, $6.9 million and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The amount of capitalized interest for 2014 includes $5.7 million that was allocated to TimkenSteel from Timken prior to the spinoff.
TimkenSteel recorded impairment charges of $0.9 million, $0.3 million and 0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the discontinued use of certain assets.
Note 5 - Intangible Assets
The components of intangible assets, net as of December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.8	$3.7	$3.1	$6.8	$2.4	$4.4
Technology use	9.0	4.7	4.3	9.0	4.1	4.9
Capitalized software	57.9	34.7	23.2	50.6	29.6	21.0
Total Intangible Assets	$73.7	$43.1	$30.6	$66.4	$36.1	$30.3

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. The weighted-average useful lives of the customer relationships, technology use and capitalized software are 14.4 years, 15.0 years and 6.2 years, respectively. The weighted-average useful life of total intangible assets is 8.0 years.
Amortization expense for intangible assets was $6.2 million, $7.2 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Based upon the intangible assets subject to amortization as of December 31, 2015, TimkenSteel’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Amortization Expense
2016	$5.4
2017	5.2
2018	4.7
2019	3.5
2020	2.9

In the fourth quarter of 2014, TimkenSteel made a final determination to discontinue the use of a tradename acquired in 2008, resulting in an impairment charge of $0.9 million, attributable to the Energy & Distribution segment, to reduce the asset to its estimated fair value of zero.
Note 6 - Financing Arrangements
The components of long-term debt as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.1% as of December 31, 2015)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.1% as of December 31, 2015)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.1% as of December 31, 2015)	8.5	8.5
Amended Credit Facility, due 2019 (LIBOR plus applicable spread)	170.0	155.0
Total Long-Term Debt	$200.2	$185.2

Amended Credit Facility
On December 21, 2015, TimkenSteel entered into an Amendment and Restatement Agreement with the lenders party to the existing credit facility that amended and restated the existing credit facility (the Amended and Restated Credit Agreement).
The Amended and Restated Credit Agreement provides for a $300 million asset-based revolving credit facility, including a $15 million sublimit for the issuance of commercial and standby letters of credit and a $30 million sublimit for swingline loans. Pursuant to the terms of the Amended and Restated Credit Agreement, TimkenSteel is entitled, subject to the satisfaction of certain conditions, to request increases in the commitments under the Amended and Restated Credit Agreement in the aggregate principal amount of up to $50 million, to the extent that existing or new lenders agree to provide such additional commitments. The Amended and Restated Credit Agreement matures on June 30, 2019.
The availability of borrowings under the Amended and Restated Credit Agreement is subject to a borrowing base calculation based upon a valuation of the eligible accounts receivable, inventory and machinery and equipment of TimkenSteel and the subsidiaries of TimkenSteel guaranteeing TimkenSteel’s obligations thereunder, each multiplied by an applicable advance rate.
The Amended and Restated Credit Agreement contains certain customary covenants, including covenants that limit the ability of TimkenSteel and its subsidiaries to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions, sale-leaseback transactions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended and Restated Credit Agreement contains financial covenants that limit the amount of capital expenditures TimkenSteel may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter.
In addition, the Amended and Restated Credit Agreement requires TimkenSteel to (i) maintain certain minimum availability under the Amended and Restated Credit Agreement as specified therein, including a requirement to have availability of not less than $100 million for at least one day prior to July 1, 2016 and (ii) maintain a minimum specified fixed charge coverage ratio for three consecutive months beginning July 30, 2017 and thereafter on a springing basis if minimum availability requirements as specified in the Amended and Restated Credit Agreement are not maintained.
Borrowings under the Amended and Restated Credit Agreement bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 2.25% to 2.75%) or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the Amended and Restated Credit Agreement, with no rate floor), plus an applicable margin (varying from 1.25% to 1.75%). The Amended and Restated Credit Agreement also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (0.40% ). The applicable margins are calculated quarterly and vary based on TimkenSteel’s average quarterly availability as set forth in the Amended and Restated Credit Agreement. The interest rate under the Amended and Restated Credit Agreement was 2.94% as of December 31, 2015. The amount available under the credit facility as of December 31, 2015 was $41.9 million.

Please refer to Note 16 - “Subsequent Events” for details regarding a further amendment to the Amended and Restated Credit Agreement that occurred subsequent to December 31, 2015.
Advanced Quench-and-Temper Facility

In the second quarter of 2015, TimkenSteel entered into a capital lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Consolidated Financial Statements. As of December 31, 2015, $27.4 million has been spent on the new advanced quench-and-temper facility and is reported in property, plant and equipment, net in the Consolidated Balance Sheets. Of this amount, $7.2 million has been financed through the capital lease arrangement described above.

Revenue Refunding Bonds
On June 1, 2014, Timken purchased, in lieu of redemption, the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 (Assignment) between Timken and TimkenSteel, Timken assigned all of its right, title and interest in and to the loan agreements and the notes associated with the Bonds to, and these obligations were assumed by, TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (Remarketing Date) in connection with the conversion of the interest rate mode for the Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. TimkenSteel is responsible for payment of the interest and principal associated with the Bonds subsequent to the Remarketing Date. As a result of the purchase and remarketing of the Bonds, TimkenSteel recorded a loss on debt extinguishment of $0.7 million during the second quarter of 2014 related to the write-off of original deferred financing costs, which are reflected as interest expense in the Consolidated Statements of Operations.
All of TimkenSteel’s long-term debt is variable-rate debt and, as a result, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 input. For the year ended December 31, 2015, interest paid, net of amounts capitalized, was $0.5 million. Prior to the spinoff, interest payments related to TimkenSteel were made by Timken.
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
Leases
TimkenSteel leases a variety of real property and equipment. Rent expense under operating leases amounted to $11.0 million, $9.2 million and $8.4 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, future minimum lease payments for noncancelable operating leases totaled $15.4 million and are payable as follows: 2016-$7.6 million; 2017-$4.2 million; 2018-$2.6 million; 2019-$0.8 million and 2020-$0.2 million. TimkenSteel has no significant lease commitments after 2020.

Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2013	($0.4)	$—	($0.4)

Net transfer from Timken	(3.2)	(233.9)	(237.1)
Other comprehensive (loss) before reclassifications, before income tax	(1.2)	(109.3)	(110.5)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	19.2	19.2
Income tax benefit	—	31.5	31.5
Net current period other comprehensive (loss), net of income taxes	(1.2)	(58.6)	(59.8)
Balance at December 31, 2014	($4.8)	($292.5)	($297.3)

Other comprehensive (loss) income before reclassifications, before income tax	(1.5)	11.1	9.6
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	35.8	35.8
Income tax (expense)	—	(11.9)	(11.9)
Net current period other comprehensive (loss) income, net of tax	(1.5)	35.0	33.5
Balance at December 31, 2015	($6.3)	($257.5)	($263.8)
The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Operations. These components are included in the computation of pension and postretirement net periodic benefit cost. Refer to Note 8 — “Retirement and Postretirement Benefit Plans” for further details.
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
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2015 and 2014:

	Pension		Postretirement
Change in benefit obligation:	2015	2014	2015	2014
Benefit obligation at the beginning of year	$1,257.5	$—	$243.3	$—
Service cost	16.8	10.2	1.7	1.1
Interest cost	51.3	33.3	9.4	6.5
Actuarial (gains) losses	(88.2)	131.2	(19.9)	16.4
Benefits paid	(70.2)	(44.2)	(19.2)	(12.9)
Liabilities assumed from separation	—	1,134.8	—	232.2
Foreign currency translation adjustment	(3.7)	(7.8)	—	—
Benefit obligation at the end of year	$1,163.5	$1,257.5	$215.3	$243.3

	Pension		Postretirement
Change in plan assets:	2015	2014	2015	2014
Fair value of plan assets at the beginning of year	$1,229.3	$—	$142.6	$—
Actual return on plan assets	(12.0)	87.5	(0.6)	5.0
Employee contributions	—	—	—	—
Company contributions / payments	0.5	0.3	15.1	20.4
Benefits paid	(70.2)	(44.2)	(19.2)	(12.9)
Assets received from separation	—	1,193.6	—	130.1
Foreign currency translation adjustment	(4.0)	(7.9)	—	—
Fair value of plan assets at end of year	$1,143.6	$1,229.3	$137.9	$142.6
Funded status at end of year	($19.9)	($28.2)	($77.4)	($100.7)
The accumulated benefit obligation at December 31, 2015 exceeded the fair value of plan assets for one of the Company’s pension plans. For this plan the benefit obligation was $26.0 million, the accumulated benefit obligation was $23.6 million and the fair value of plan assets was $0 as of December 31, 2015.

The total pension accumulated benefit obligation for all plans was $1,132.8 million and $1,218.7 million as of December 31, 2015 and 2014, respectively.

Amounts recognized on the balance sheet at December 31, 2015 and 2014, for TimkenSteel’s pension and postretirement benefit plans include:

	Pension		Postretirement
	2015	2014	2015	2014
Non-current assets	$20.0	$8.0	$—	$—
Current liabilities	(0.6)	(0.4)	(2.6)	(17.4)
Non-current liabilities	(39.3)	(35.8)	(74.8)	(83.3)
	($19.9)	($28.2)	($77.4)	($100.7)
Included in accumulated other comprehensive loss at December 31, 2015 and 2014, were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension		Postretirement
	2015	2014	2015	2014
Unrecognized net actuarial loss	$400.3	$433.8	$7.5	$20.0
Unrecognized prior service cost	2.1	2.7	2.4	3.4
	$402.4	$436.5	$9.9	$23.4
The change in plan assets and benefit obligations before tax recognized in accumulated other comprehensive loss for the year ended December 31, 2015 and 2014 were as follows:

	Pension		Postretirement
	2015	2014	2015	2014
Beginning balance, January 1	$436.5	$—	$23.4	$—
Net actuarial loss (gain)	1.2	94.7	(12.3)	15.8
Recognized net actuarial loss	(34.0)	(18.1)	(0.1)	—
Recognized prior service cost	(0.6)	(0.5)	(1.1)	(0.6)
Net transfer from Timken	—	361.8	—	8.2
Foreign currency translation adjustment	(0.7)	(1.4)	—	—
Ending balance, December 31	$402.4	$436.5	$9.9	$23.4
Amounts expected to be amortized from accumulated other comprehensive loss and included in total net periodic benefit cost during the year ended December 31, 2016 are as follows:

	Pension	Postretirement
Net actuarial loss	$23.9	$—
Prior service cost	0.6	1.1
	$24.5	$1.1
The weighted-average assumptions used in determining benefit obligation as of December 31, 2015 and 2014 were as follows:

	Pension		Postretirement
Assumptions:	2015	2014	2015	2014
Discount rate	4.67%	4.21%	4.51%	4.05%
Future compensation assumption	2.76%	3.09%	n/a	n/a
The weighted-average assumptions used in determining benefit cost for the year ended December 31, 2015 and 2014 were as follows:

	Pension		Postretirement
Assumptions:	2015	2014	2015	2014
Discount rate	4.21%	4.65%	4.05%	4.33%
Future compensation assumption	3.09%	3.11%	n/a	n/a
Expected long-term return on plan assets	6.98%	7.23%	5.00%	5.00%
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

For measurement purposes, TimkenSteel assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 6.75% and 7.00% for 2015 and 2014, respectively, declining gradually to 5.00% in 2023 and thereafter for medical and prescription drug benefits, and 8.75% and 9.00% for 2015 and 2014, respectively, declining gradually to 5.00% in 2031 and thereafter for HMO benefits. A one percentage point increase in the assumed health care cost trend rate would have increased the 2015 and 2014 postretirement benefit obligation by $2.3 million and $3.5 million, respectively and increased the total service and interest cost components by $0.1 million in both the year ended December 31, 2015 and 2014. A one percentage point decrease would have decreased the 2015 and 2014 postretirement benefit obligation by $2.1 million and $3.1 million, respectively and decreased the total service and interest cost components by $0.1 million in both the year ended December 31, 2015 and 2014.
The components of net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Pension			Postretirement
	Years Ended December 31,			Years Ended December 31,
Components of net periodic benefit cost:	2015	2014	2013	2015	2014	2013
Service cost	$16.8	$10.2	$—	$1.7	$1.1	$—
Interest cost	51.3	33.3	—	9.4	6.5	—
Expected return on plan assets	(77.4)	(51.0)	—	(6.9)	(4.4)	—
Amortization of prior service cost	0.6	0.5	—	1.1	0.6	—
Amortization of net actuarial loss	34.0	18.1	—	0.1	—	—
Allocated benefit cost from Timken	—	5.2	23.8	—	2.2	6.4
Net Periodic Benefit Cost	$25.3	$16.3	$23.8	$5.4	$6.0	$6.4

As disclosed above, prior to the spinoff, employees of TimkenSteel participated in various retirement and postretirement benefits sponsored by The Timken Company. Because Timken provided these benefits to eligible employees and retirees of TimkenSteel, the costs to participating employees of TimkenSteel in these plans were reflected in the Consolidated Financial Statements, while the related assets and liabilities were retained by Timken. Expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate and other shared functional personnel. All cost allocations related to the various retirement benefit plans have been deemed paid by TimkenSteel to Timken in the period in which the cost was recorded in the Consolidated Statements of Operations as a component of cost of products sold and selling, general and administrative expenses. Allocated benefit cost from Timken were funded through intercompany transactions, which were reflected within the net parent investment on the Consolidated Balance Sheets.
TimkenSteel recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, TimkenSteel also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolios is based on expected rates of return for various asset classes, as well as historical asset class and fund performance. The target allocations for plan assets are 20% equity securities, 58% debt securities and 22% in all other types of investments.
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

The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$27.8	$2.1	$25.7	$—
U.S government and agency securities	220.7	213.1	7.6	—
Corporate bonds	125.6	—	125.6	—
Equity securities	78.8	78.8	—	—
Common collective funds	498.7	—	498.7	—
Mutual funds	74.9	33.9	41.0	—
Real estate partnerships	63.5	—	63.5	—
Risk parity (1)	53.6	—	53.6	—
Total Assets	$1,143.6	$327.9	$815.7	$—
(1) Investments in multi-asset risk parity strategy funds with holdings in domestic and international debt and equity securities, commodities, real estate, and derivative investments.

The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2014

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$51.8	$0.5	$51.3	$—
U.S government and agency securities	298.9	283.7	15.2	—
Corporate bonds	133.8	—	133.8	—
Equity securities	150.5	150.5	—	—
Common collective funds	406.8	—	406.8	—
Mutual funds	74.2	34.2	40.0	—
Real estate partnerships	56.3	—	56.3	—
Risk parity (1)	57.0	—	57.0	—
Total Assets	$1,229.3	$468.9	$760.4	$—
(1) Investments in multi-asset risk parity strategy funds with holdings in domestic and international debt and equity securities, commodities, real estate, and derivative investments.

The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1.0	$—	$1.0	$—
Common collective funds	124.1	—	124.1	—
Risk parity (1)	12.8	—	12.8	—
Total Assets	$137.9	$—	$137.9	$—
(1) Investments in multi-asset risk parity strategy funds with holdings in domestic and international debt and equity securities, commodities, real estate, and derivative investments.

The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2.2	$—	$2.2	$—
Common collective funds	126.3	—	126.3	—
Risk parity (1)	14.1	—	14.1	—
Total Assets	$142.6	$—	$142.6	$—
(1) Investments in multi-asset risk parity strategy funds with holdings in domestic and international debt and equity securities, commodities, real estate, and derivative investments.

Future benefit payments are expected to be as follows:

		Postretirement
Benefit Payments:	Pension	Gross	Medicare Part D Subsidy Receipts
2016	$74.2	$20.9	$0.8
2017	73.8	20.4	0.9
2018	82.3	20.0	1.0
2019	74.6	19.3	1.1
2020	77.1	18.4	1.1
2021-2025	373.2	81.7	6.3
Defined Contribution Plan
Prior to the spinoff, substantially all of TimkenSteel’s employees in the United States and employees at certain foreign locations participated in defined contribution retirement and savings plans sponsored by Timken. TimkenSteel recorded expense primarily related to employer matching contributions to these defined contribution plans of $5.8 million in 2015, $4.7 million in 2014, $3.8 million in 2013.
Note 9 - Earnings Per Share
On June 30, 2014, 45.4 million TimkenSteel common shares were distributed to Timken shareholders in conjunction with the spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period prior to the spinoff in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at June 30, 2014 were assumed to also be outstanding as of the beginning of each period prior to the spinoff.
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
For the years ended December 31, 2015, 2014 and 2013, 2.0 million, 0.1 million and 0.2 million of equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for the year ended December 31, 2015, the dilutive effect of stock-based awards is not recognized and thus is not utilized in the calculation of diluted earnings per share.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net (loss) income for basic and diluted earnings per share	($72.4)	$104.4	$89.5

Denominator:
Weighted average shares outstanding, basic	44,533,725	45,541,705	45,729,624
Dilutive effect of stock-based awards	—	502,438	519,883
Weighted average shares outstanding, diluted	44,533,725	46,044,143	46,249,507

Basic (loss) earnings per share	($1.63)	$2.29	$1.96
Diluted (loss) earnings per share	($1.63)	$2.27	$1.94

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
The TimkenSteel 2014 Plan authorizes the Compensation Committee of the TimkenSteel Board of Directors to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted shares, restricted share unit awards, performance shares, performance units, deferred shares and common shares) and cash awards to TimkenSteel employees and non-employee directors. No more than 6.75 million TimkenSteel common shares may be delivered under the TimkenSteel 2014 Plan. The TimkenSteel 2014 Plan contains fungible share counting mechanics, which generally means that awards other than stock options and stock appreciation rights will be counted against the aggregate share limit as 2.46 common shares for every one common share that is actually issued or transferred under such awards. This means, for example, that if all awards made under the TimkenSteel 2014 Plan consisted of restricted stock awards, only approximately 2.7 million common shares could be issued in settlement of such awards with the 6.75 million common shares authorized by the TimkenSteel 2014 Plan. The TimkenSteel 2014 Plan authorized up to 3.0 million common shares for use in granting “replacement awards” to current holders of Timken equity awards under Timken’s equity compensation plans at the time of the spinoff. As of December 31, 2015, approximately 3.5 million shares of TimkenSteel common stock remained available for grants under the TimkenSteel 2014 Plan.
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

The following table provides the significant assumptions used to calculate the grant date fair market values of options granted using a Black-Scholes option pricing method:

	2015	2014 Subsequent to Spinoff	2014 Prior to Spinoff	2013
Weighted-average fair value per option	$11.21	$18.43	$23.17	$21.17
Risk-free interest rate	1.47%	1.78%	1.80%	1.09%
Dividend yield	1.93%	1.22%	1.75%	2.29%
Expected stock volatility	47.10%	47.00%	50.35%	50.66%
Expected life - years	6	6	6	6

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

The following summarizes TimkenSteel stock option activity from January 1, 2015 to December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of December 31, 2014	1,521,052	$28.15
Granted	221,760	$29.00
Exercised	(77,823)	$17.60
Canceled, forfeited or expired	(47,486)	$31.36
Outstanding as of December 31, 2015	1,617,503	$28.68	6.01	$—
Options expected to vest	546,077	$32.22	8.00	$—
Options exercisable	1,016,330	$26.59	4.84	$—
Stock options presented in this table represent TimkenSteel awards only, including those held by Timken employees.
The total intrinsic value of stock options exercised during the period from January 1, 2015 to December 31, 2015 was $1.0 million. Cash proceeds from the exercise of stock options were $1.5 million. The tax benefit from stock option exercises was $0.4 million.
The following summarizes TimkenSteel stock-settled restricted share award activity from January 1, 2015 to December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	292,258	$32.04
Granted	162,190	$29.16
Vested	(90,921)	$30.31
Canceled, forfeited or expired	(24,117)	$43.58
Outstanding as of December 31, 2015	339,410	$30.31
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

TimkenSteel recognized stock-based compensation expense of $7.0 million ($4.3 million after tax), $6.0 million ($3.8 million after tax) and $2.8 million ($1.8 million after tax) for the years ended December 31, 2015, 2014 and 2013, respectively, related to stock option awards and stock-settled restricted share awards. 2014 compensation expense includes the recognition of $0.3 million of incremental compensation expense in the second quarter of 2014 resulting from the adjustment and substitution of stock-settled awards.
As of December 31, 2015, unrecognized compensation cost related to stock option awards and stock-settled restricted shares was $9.0 million, which is expected to be recognized over a weighted average period of 1.5 years. The calculations of unamortized expense and weighted-average periods include awards based on both TimkenSteel and Timken stock awards held by TimkenSteel employees.
Certain restricted stock units, including performance-based restricted stock units, are settled in cash and were adjusted and substituted as described above. TimkenSteel accrued $1.6 million and $5.3 million as of December 31, 2015 and 2014, respectively, which was included in salaries, wages and benefits, and other non-current liabilities on the Consolidated Balance Sheets. TimkenSteel paid $2.9 million for cash settled restricted stock units during 2015.
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
Effective January 1, 2016, TimkenSteel will realign its reportable segments as a result of recent organizational changes made to better align resources to support its business strategy. As a result, TimkenSteel will conduct its business activities and report financial results in one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business under the realigned organization and is consistent with the manner in which the CODM evaluates performance and makes resource and operating decisions for the business.
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

	Years Ended December 31,
	2015	2014	2013
Net Sales:
Industrial & Mobile	$804.0	$962.0	$865.0
Energy & Distribution	302.2	712.2	515.9
	$1,106.2	$1,674.2	$1,380.9
Segment EBIT:
Industrial & Mobile	($60.1)	$79.8	$83.9
Energy & Distribution	(72.1)	98.8	58.6
Total Segment EBIT	($132.2)	$178.6	$142.5
Unallocated (1)	20.6	(19.5)	(14.7)
Interest expense	(3.4)	(0.9)	(0.2)
(Loss) Income Before Income Taxes	($115.0)	$158.2	$127.6
(1) Unallocated are costs associated with strategy, corporate development, tax, treasury, legal, internal audit, LIFO and general administration expenses.

Energy & Distribution intersegment sales to the Industrial & Mobile segment were $0.3 million, $1.5 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

	Years Ended December 31,
	2015	2014	2013
Capital Expenditures:
Industrial & Mobile	$36.2	$59.6	$83.5
Energy & Distribution	42.0	70.0	99.3
	$78.2	$129.6	$182.8
Depreciation and Amortization:
Industrial & Mobile	$36.0	$27.8	$22.1
Energy & Distribution	37.4	30.2	27.9
	$73.4	$58.0	$50.0

	December 31,
	2015	2014
Assets Employed at Year-end:
Industrial & Mobile	$576.3	$700.1
Energy & Distribution	616.9	750.7
Unallocated (2)	(51.4)	(86.7)
	$1,141.8	$1,364.1
(2) Unallocated assets are costs associated with LIFO.
Geographic Information
Net sales by geographic area are reported by the country in which the customer is domiciled. Long-lived assets include property, plant and equipment and intangible assets subject to amortization. Long-lived assets by geographic area are reported by the location of the TimkenSteel subsidiary to which the asset is attributed.

	Years Ended December 31,
	2015	2014	2013
Net Sales:
United States	$979.5	$1,514.9	$1,244.4
Foreign	126.7	159.3	136.5
	$1,106.2	$1,674.2	$1,380.9

	December 31,
	2015	2014
Long-lived Assets:
United States	$799.3	$801.6
Foreign	0.6	0.6
	$799.9	$802.2
Note 12 - Income Tax Provision
(Loss) income from operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below.

	Years Ended December 31,
	2015	2014	2013
United States	($117.3)	$155.0	$125.9
Non-United States	2.3	3.2	1.7
(Loss) income from operations before income taxes	($115.0)	$158.2	$127.6

The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$32.3	$18.5
State and local	(1.2)	5.3	3.5
Foreign	0.1	0.5	0.1
	($1.1)	$38.1	$22.1
Deferred:
Federal	($41.0)	$17.6	$15.5
State and local	(0.5)	(1.9)	0.5
	(41.5)	15.7	16.0
United States and foreign tax (benefit) expense on (loss) income	($42.6)	$53.8	$38.1
Tax payments made by TimkenSteel for the year ended December 31, 2015 were $0.5 million for U.S. state payments. At December 31, 2015, TimkenSteel had refundable overpayments of federal income taxes of $6.9 million and state income taxes of $1.7 million. TimkenSteel recorded that receivable as a component of prepaid expenses on the Consolidated Balance Sheets.

The reconciliation between TimkenSteel’s effective tax rate on (loss) income from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Tax at the U.S. federal statutory rate	($40.2)	$55.4	$44.6
Adjustments:
State and local income taxes, net of federal tax benefit	(2.7)	2.1	2.5
Foreign earnings taxed at different rates including tax holidays	(0.1)	(0.2)	(0.3)
U.S. domestic manufacturing deduction	—	(3.2)	(2.3)
U.S. research tax credit	(0.5)	(0.6)	(0.5)
Accruals and settlements related to tax audits	—	—	(6.1)
Other items, net	0.9	0.3	0.2
(Benefit) provision for income taxes	($42.6)	$53.8	$38.1
Effective income tax rate	37.0%	34.0%	29.9%
Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Undistributed earnings of foreign subsidiaries that are invested indefinitely outside of the United States were $1.6 million, $1.5 million and $6.4 million at December 31, 2015, 2014 and 2013, respectively. The amount of any unrecognized deferred income tax liability on this temporary difference is not material.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Deferred tax assets:
Pension and other postretirement benefits	$39.7	$52.7
Other employee benefit accruals	7.2	17.2
Tax loss carryforwards	63.7	18.1
Intangible assets	2.9	3.0
Inventory	2.9	—
State decoupling	1.6	—
Other, net	3.7	1.7
Deferred tax assets subtotal	$121.7	$92.7
Valuation allowances	(10.2)	(11.7)
Deferred tax assets	111.5	80.8
Deferred tax liabilities:
Depreciation	($136.3)	($131.9)
Inventory	(1.0)	(3.7)
Other, net	(1.1)	—
Deferred tax liabilities subtotal	(138.4)	(135.6)
Net deferred tax liabilities	($26.9)	($54.8)
As of December 31, 2015, TimkenSteel had loss carryforwards in the U.S. and various non-U.S. jurisdictions totaling $196.2 million having U.S. expiration dates of 2034 and 2035. TimkenSteel has provided valuation allowances of $10.2 million against these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of TimkenSteel or entities treated as branches of TimkenSteel under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances.

As of December 31, 2015, TimkenSteel had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2015, TimkenSteel does not anticipate a change in its unrecognized tax positions during the next 12 months. TimkenSteel had no accrued interest and penalties related to uncertain tax positions as of December 31, 2015. TimkenSteel records interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2014, TimkenSteel had no total gross unrecognized tax benefits and no amount of unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. TimkenSteel had no interest and penalties related to uncertain tax positions as of December 31, 2014. TimkenSteel records interest and penalties related to uncertain tax positions as a component of income tax expense.
The reconciliation of TimkenSteel’s total gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2015	2014	2013
Beginning balance, January 1	$—	$0.7	$8.0
Tax positions related to prior years:
Additions	—	—	0.3
Reductions	—	(0.7)	(6.0)
Settlements	—	—	(1.6)
Ending balance, December 31	$—	$—	$0.7
As of December 31, 2015, Timken is subject to examination by the IRS for tax years 2006 to June 30, 2014. Timken also is subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to June 30, 2014. Timken also is subject to tax examination in various foreign tax jurisdictions, including Mexico for tax years 2007 to June 30, 2014, China for tax years 2010 to the present and the United Kingdom for tax years 2011 to June 30, 2014. TimkenSteel is subject to examination by the IRS for the period June 30, 2014 through December 31, 2015. TimkenSteel also is subject to tax examinations in various foreign tax jurisdictions, including Mexico, China, Poland, Singapore and the United Kingdom for the period June 30, 2014 through December 31, 2015.
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
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency and similar state or local authorities. TimkenSteel recorded reserves for such environmental matters as other current liabilities on the Consolidated Balance Sheets. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions, should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations. The following summarizes TimkenSteel reserves for environmental matters activity from January 1, 2014 to December 31, 2015:

	Years Ended December 31,
	2015	2014
Beginning balance, January 1	$1.3	$—
Expenses	0.5	1.5
Payments	(0.5)	(0.2)
Ending balance, December 31	$1.3	$1.3

Note 14 - Restructuring Charges

During the second quarter of 2015, TimkenSteel approved and began implementing a cost reduction plan that resulted in the reduction of TimkenSteel’s salaried and hourly headcount. As a result, TimkenSteel recognized restructuring charges consisting of severance, benefits and other associated expenses of $1.6 million, $0.3 million and $3.7 million for the second, third and fourth quarters of 2015, respectively. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. Of the $5.6 million charge, $4.3 million related to the Industrial & Mobile segment and $1.3 million related to the Energy & Distribution segment. The following is a rollforward of the consolidated restructuring accrual for the twelve months ended December 31, 2015:

2015
Beginning balance, January 1	$—
Expenses	5.6
Payments	(3.3)
Ending balance, December 31	$2.3

Note 15 - Relationship with Timken and Related Entities
Prior to the spinoff on June 30, 2014, TimkenSteel was managed and operated in the normal course of business with other affiliates of Timken. Transactions between Timken and TimkenSteel, with the exception of sales and purchase transactions and reimbursements for payments made to third-party service providers by Timken on TimkenSteel’s behalf, are reflected in equity in the Consolidated Balance Sheets as net parent investment and in the Consolidated Statements of Cash Flows as a financing activity in net transfers (to)/from Timken and affiliates.
Corporate Costs/Allocations
For the periods prior to April 1, 2014, the Consolidated Financial Statements include corporate costs incurred by Timken for services that were provided to or on behalf of TimkenSteel, including but not limited to legal, treasury, corporate administration, technology and human resource services. These costs consist of allocated cost pools and direct costs. Corporate costs were directly charged to, or allocated to, TimkenSteel using methods management believes are consistent and reasonable. TimkenSteel direct costs were incurred directly by TimkenSteel based on negotiated usage rates and dedicated employee assignments. These corporate charges and allocations were deemed paid by TimkenSteel to Timken in the period in which the costs were recorded in the Consolidated Statements of Operations. Net charges from Timken for these services, reflected in selling, general and administrative expenses, were $7.4 million and $23.2 million for years ended December 31, 2014 and 2013, respectively. Effective April 1, 2014, TimkenSteel performed these functions using internal resources or services provided by third parties, certain of which were provided by Timken and directly charged to TimkenSteel. Timken will continue to provide such services during a transition period pursuant to a transition services agreement described below.
Transactions with Other Timken Businesses
TimkenSteel sold finished goods to Timken and its businesses. During the years ended December 31, 2015, 2014 and 2013, respectively, revenues from related party sales of products totaled $46.5 million or 4.2% of net sales, $84.6 million, or 5.1% of net sales and $75.1 million or 5.4%, respectively. Prior to the spinoff, TimkenSteel recorded related-party receivables from other Timken businesses as Accounts receivable due from related party in its Consolidated Balance Sheets. Upon separation, outstanding amounts were reclassified to trade receivables.

TimkenSteel purchased material from Timken and its businesses for less than $1.0 million, approximately $1 million and $5 million during the years ended December 31, 2015, 2014 and 2013, respectively. In addition, certain of TimkenSteel’s third-party service providers were paid by Timken on behalf of TimkenSteel. TimkenSteel would subsequently reimburse Timken in cash for such payments. Prior to the spinoff, TimkenSteel recorded related-party payables to other Timken businesses as Accounts payable due to related party in its Consolidated Balance Sheets. Upon separation, outstanding amounts were reclassified to trade payables.
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
Transition Services Agreement — The transition services agreement governs the process under which TimkenSteel and Timken provide and/or make available various administrative services and assets to each other, during what is expected to be a period of 24 months or less beginning on the distribution date. Services provided by Timken to TimkenSteel included certain services related to engineering, finance, facilities, information technology and employee benefits.
Note 16 - Subsequent Events
On February 26, 2016, TimkenSteel, as borrower, and certain domestic subsidiaries thereof, as subsidiary guarantors, entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Amendment”), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which amends TimkenSteel’s existing Amended and Restated Credit Agreement, dated as of December 21, 2015 (as amended by the Amendment, the “Amended Credit Agreement”).
    The Amendment makes several modifications, including, without limitation: (1) reducing the aggregate principal amount of commitments thereunder from $300 million to $265 million, (2) eliminating the one-time $100 million liquidity requirement, (3) providing TimkenSteel with greater flexibility to incur additional indebtedness, (4) increasing the applicable interest rate margins by an additional 0.75% (with an additional 0.75% increase at a later date under certain circumstances) and increasing the unused commitment fee by an additional 0.10%, (5) permitting TimkenSteel to engage in certain sale and leaseback transactions, (6) modifying the minimum availability to be a block on availability under certain circumstances equal to the greater of $28.9 million and 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments the block on availability will be equal to the greater of $20.0 million and 12.5% of the aggregate commitments), effectively preventing us from borrowing if availability is below the minimum threshold and (7) eliminating any requirement to comply with the fixed charge coverage ratio other than for the periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017.
Also, on February 26, 2016, TimkenSteel entered into an agreement for a sale and leaseback transaction (the “Transaction”) regarding its Canton, Ohio office facilities for a purchase price of $20 million. TimkenSteel will lease back the facilities for a term of 20 years. TimkenSteel anticipates closing the Transaction in the second quarter of 2016.

SUPPLEMENTAL DATA
Selected Quarterly Financial Data (Unaudited)
(dollars in millions, except per share data)

Selected quarterly operating results for each quarter of fiscal 2015 and 2014 for TimkenSteel are as follows:

	Quarters Ended
	December 31	September 30	June 30	March 31
2015
Net Sales	$206.6	$232.7	$278.2	$388.7
Gross (Loss) Profit	(6.2)	(20.5)	(6.1)	41.6
Net (Loss) Income (1)	(24.2)	(30.8)	(24.3)	6.9
Per Share Data: (2)
Basic (loss) earnings per share	($0.55)	($0.69)	($0.54)	$0.15
Diluted (loss) earnings per share	($0.55)	($0.69)	($0.54)	$0.15

	Quarters Ended
	December 31	September 30	June 30	March 31
2014
Net Sales	$408.3	$434.2	$442.2	$389.5
Gross Profit	56.4	71.2	72.7	73.5
Net Income (1)	16.4	25.7	28.6	33.7
Per Share Data: (2)
Basic earnings per share	$0.36	$0.56	$0.63	$0.74
Diluted earnings per share	$0.36	$0.56	$0.62	$0.73
(1) Net Loss for the second, third, and fourth quarters of 2015 included restructuring charges of $1.6 million, $0.3 million and $3.7 million, respectively. The restructuring costs related to a cost reduction plan that reduced TimkenSteel’s salaried and hourly headcount. See Note 14 — “Restructuring Charges” in the Notes to the Consolidated Financial Statements.
Net Income for the fourth quarter of 2014 included impairment charges of $1.2 million. The fourth quarter 2014 impairment charges related to the write-offs of a trade name as well as certain costs associated with a discontinued real estate project.
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
Report of Management on Internal Control Over Financial Reporting
The management of TimkenSteel is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. TimkenSteel’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
TimkenSteel management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2015, TimkenSteel’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of TimkenSteel’s internal control over financial reporting as of December 31, 2015. Please refer to Item 8, “Reports of Independent Registered Public Accounting Firm”.
Changes in Internal Controls
There have been no changes during the Company’s fourth quarter of 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 26, 2016, TimkenSteel, as borrower, and certain domestic subsidiaries thereof, as subsidiary guarantors, entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Amendment”), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which amends TimkenSteel’s existing Amended and Restated Credit Agreement, dated as of December 21, 2015 (as amended by the Amendment, the “Amended Credit Agreement”).
    The Amendment makes several modifications, including, without limitation: (1) reducing the aggregate principal amount of commitments thereunder from $300 million to $265 million, (2) eliminating the one-time $100 million liquidity requirement, (3) providing TimkenSteel with greater flexibility to incur additional indebtedness, (4) increasing the applicable interest rate margins by an additional 0.75% (with an additional 0.75% increase at a later date under certain circumstances) and increasing the unused commitment fee by an additional 0.10%, (5) permitting TimkenSteel to engage in certain sale and leaseback transactions, (6) modifying the minimum availability to be a block on availability under certain circumstances equal to the greater of $28.9 million and 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments the block on availability will be equal to the greater of $20.0 million and 12.5% of the aggregate commitments), effectively preventing us from borrowing if availability is below the minimum threshold and (7) eliminating any requirement to comply with the fixed charge coverage ratio other than for the periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Required information will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be filed within 120 days of December 31, 2015 in connection with the annual meeting of shareholders to be held on or about April 28, 2016, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about April 28, 2016, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Required information will be set forth under the captions “Compensation Discussion and Analysis;” “2015 Summary Compensation Table;” “2015 Grants of Plan-Based Awards Table;” “Outstanding Equity Awards at 2015 Year-End Table;” “2015 Option Exercises and Stock Vested Table;” “Pension Benefits;” “2015 Nonqualified Deferred Compensation Table;” “Potential Payments Upon Termination or Change in Control;” “Director Compensation;” “Compensation Committee;” “Compensation Committee Interlocks and Insider Participation;” and “Compensation Committee Report” in the proxy statement to be filed within 120 days of December 31, 2015 in connection with the annual meeting of shareholders to be held on or about April 28, 2016, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Required information, including with respect to institutional investors owning more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement to be filed within 120 days of December 31, 2015 in connection with the annual meeting of shareholders to be held on or about April 28, 2016, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement to be filed within 120 days of December 31, 2015 in connection with the annual meeting of shareholders to be held on or about April 28, 2016, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Required information will be set forth under the captions “Director Independence” and “Related Party Transactions Approval Policy” in the proxy statement to be filed within 120 days of December 31, 2015 in connection with the annual meeting of shareholders to be held on or about April 28, 2016, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2015 and 2014 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “Services of Independent Auditor for 2015” and “Audit Committee Pre-Approval Policies and Procedures” in the proxy statement to be filed within 120 days of December 31, 2015 in connection with the annual meeting of shareholders to be held on or about April 28, 2016, and is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.

(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.

(a)(3) Listing of Exhibits

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

10.1†	Tax Sharing Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.2†	Employee Matters Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.3†	Transition Services Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.4†	Trademark License Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.5†	Noncompetition Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.6	TimkenSteel Corporation 2014 Equity and Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s 2015 Proxy Statement filed on March 19, 2015, File No. 001-36313).
10.7	TimkenSteel Corporation Senior Executive Management Performance Plan (incorporated by reference to Appendix A to the Company’s 2015 Proxy Statement filed on March 19,2015, File No. 001-36313).
10.8††	TimkenSteel Corporation Annual Performance Award Plan.
10.9††	Form of Director Indemnification Agreement.
10.10††	Form of Officer Indemnification Agreement.
10.11††	Form of Director and Officer Indemnification Agreement.
10.12
Supplemental Pension Plan of TimkenSteel Corporation (Effective June 30, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).

10.13
Form of Amended and Restated Employee Excess Benefits Agreement with TimkenSteel Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).

10.14	Form of Severance Agreement with TimkenSteel Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).
10.15
Amended and Restated TimkenSteel Corporation 2014 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).

10.16
Amended and Restated TimkenSteel Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).

10.17
Amendment and Restatement Agreement dated as of December 21, 2015, by and among TimkenSteel Corporation, the other loan parties and lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent (which includes the Amended and Restated Credit Agreement, dated as of December 21, 2015, among TimkenSteel Corporation, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, the other agents and lenders party thereto and Bank of America, N.A. and HSBC Bank USA, National Association, as co-documentation agents, and J.P. Morgan Securities LLC and PNC Capital Markets, LLC, as joint bookrunners and joint lead arrangers) (incorporated by reference to Exhibit Number 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016, File No. 001-36313).

Exhibit Number	Exhibit Description
10.18	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).
10.19	Form of Time-Based Restricted Stock Unit Agreement (Cliff Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).
10.20
Form of Time-Based Restricted Stock Unit Agreement (Ratable Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).

10.21*	Form of Performance-Based Restricted Stock Unit Agreement.
10.22	Form of Deferred Shares Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).
10.23*
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 26, 2016, among TimkenSteel Corporation, the other loan parties and lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.
**	Furnished herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2015	2014	2013
Balance at Beginning of Period	$0.2	$0.2	$1.1
Additions:
Charged to Costs and Expenses (1)	1.3	—	(0.9)
Deductions (2)	—	—	—
Balance at End of Period	$1.5	$0.2	$0.2

Allowance for surplus and obsolete inventory:	2015	2014	2013
Balance at Beginning of Period	$2.9	$1.9	$1.5
Additions:
Charged to Costs and Expenses (3)	7.2	1.6	1.7
Deductions (4)	(1.7)	(0.6)	(1.3)
Balance at End of Period	$8.4	$2.9	$1.9

Valuation allowance on deferred tax assets:	2015	2014	2013
Balance at Beginning of Period	$11.7	$14.1	$14.7
Additions:
Charged to Costs and Expenses (5)	—	—	—
Charged to Other Accounts (6)	—	—	0.2
Deductions (7)	(1.5)	(2.4)	(0.8)
Balance at End of Period	$10.2	$11.7	$14.1

(1)	Provision for uncollectible accounts included in expenses.

(2)	Actual accounts written off against the allowance-net of recoveries.

(3)	Provisions for surplus and obsolete inventory included in expenses.

(4)	Inventory items written off against the allowance.

(5)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(6)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(7)	Amount primarily relates to foreign currency translation adjustments, the removal of losses not carried over to TimkenSteel and a decrease in UK tax rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	February 29, 2016	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ward J. Timken, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 29, 2016
Ward J. Timken, Jr.

/s/ Christopher J. Holding	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Christopher J. Holding

/s/ Tina M. Beskid	Vice President, Corporate Controller & Investor Relations (Principal Accounting Officer)	February 29, 2016
Tina M. Beskid

*	Director	February 29, 2016
Joseph A. Carrabba

*	Director	February 29, 2016
Phillip R. Cox

*	Director	February 29, 2016
Diane C. Creel

*	Director	February 29, 2016
Terry L. Dunlap

*	Director	February 29, 2016
Randall H. Edwards

*	Director	February 29, 2016
Donald T. Misheff

*	Director	February 29, 2016
John P. Reilly

*	Director	February 29, 2016
Ronald A. Rice

*	Director	February 29, 2016
Randall A. Wotring

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ Frank A. DiPiero	Executive Vice President, General Counsel and Secretary	February 29, 2016
Frank A. DiPiero