Form 10-Q
period 2016-03-31
TimkenSteel Corp
filed 2016-05-04
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Shares, without par value	44,220,054

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015
(Dollars in millions, except per share data)
Net sales	$217.9	$388.7
Cost of products sold	214.5	347.1
Gross Profit	3.4	41.6

Selling, general and administrative expenses	22.9	29.1
Impairment charges	—	0.4
Operating (Loss) Income	(19.5)	12.1

Interest expense	2.0	0.1
Other expense, net	0.8	0.9
(Loss) Income Before Income Taxes	(22.3)	11.1
(Benefit) provision for income taxes	(8.7)	4.2
Net (Loss) Income	($13.6)	$6.9

Per Share Data:
Basic (loss) earnings per share	($0.31)	$0.15
Diluted (loss) earnings per share	($0.31)	$0.15

Dividends per share	$—	$0.14
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Net (loss) income	($13.6)	$6.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.5)	(0.9)
Pension and postretirement liability adjustment	4.2	6.5
Other comprehensive income, net of tax	3.7	5.6
Comprehensive (Loss) Income, net of tax	($9.9)	$12.5
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$37.5	$42.4
Accounts receivable, net of allowances	95.0	80.9
2016 - $1.4 million; 2015 - $1.5 million
Inventories, net	160.9	173.9
Deferred charges and prepaid expenses	4.4	11.4
Other current assets	7.9	9.2
Total Current Assets	305.7	317.8

Property, Plant and Equipment, Net	760.5	769.3

Other Assets
Pension assets	23.4	20.0
Intangible assets, net	29.1	30.6
Other non-current assets	5.4	4.1
Total Other Assets	57.9	54.7
Total Assets	$1,124.1	$1,141.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$56.1	$49.5
Salaries, wages and benefits	19.6	21.4
Accrued pension and postretirement	3.2	3.2
Other current liabilities	19.4	30.1
Total Current Liabilities	98.3	104.2

Non-Current Liabilities
Long-term debt	185.2	200.2
Accrued pension and postretirement costs	129.5	114.1
Deferred income taxes	21.5	26.9
Other non-current liabilities	11.6	10.0
Total Non-Current Liabilities	347.8	351.2

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2016 and 2015 - 45.7 million shares	—	—
Additional paid-in capital	1,058.5	1,058.2
Retained deficit	(75.3)	(61.7)
Treasury shares - 2016 and 2015 - 1.5 million, respectively	(45.1)	(46.3)
Accumulated other comprehensive loss	(260.1)	(263.8)
Total Shareholders’ Equity	678.0	686.4
Total Liabilities and Shareholders’ Equity	$1,124.1	$1,141.8
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income	($13.6)	$6.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.7	17.6
Impairment charges	—	0.4
Loss on sale or disposal of assets	0.8	0.2
Deferred income taxes	(8.7)	3.6
Stock-based compensation expense	1.5	2.0
Pension and postretirement expense	6.6	8.6
Pension and postretirement contributions and payments	(1.9)	(5.2)
Reimbursement from postretirement plan assets	13.3	—
Changes in operating assets and liabilities:
Accounts receivable	(14.1)	0.4
Inventories, net	13.0	16.6
Accounts payable	6.6	(23.4)
Other accrued expenses	(10.7)	(31.3)
Prepaid expenses	7.0	19.8
Other, net	1.6	(1.6)
Net Cash Provided by Operating Activities	20.1	14.6

Investing Activities
Capital expenditures	(8.5)	(17.9)
Proceeds from disposals of property, plant and equipment	—	0.2
Net Cash Used by Investing Activities	(8.5)	(17.7)

Financing Activities
Cash dividends paid to shareholders	—	(6.3)
Purchase of treasury shares	—	(4.7)
Proceeds from exercise of stock options	—	1.1
Payment on long-term debt	(15.0)	(20.0)
Proceeds from issuance of debt	—	30.0
Deferred financing costs	(1.5)	—
Net transfers to Timken and affiliates	—	(0.5)
Net Cash Used by Financing Activities	(16.5)	(0.4)
Effect of exchange rate changes on cash	—	—
Decrease In Cash and Cash Equivalents	(4.9)	(3.5)
Cash and cash equivalents at beginning of period	42.4	34.5
Cash and Cash Equivalents at End of Period	$37.5	$31.0
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Notes to Unaudited Consolidated Financial Statements
(dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s Audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2015.
TimkenSteel manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. TimkenSteel’s portfolio includes special bar quality steel (SBQ), seamless mechanical tubes (tubes) and value-add solutions, such as precision steel components. In addition, TimkenSteel supplies machining and thermal treatment services, as well as manages raw material recycling programs, which are used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: oil & gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
The SBQ bars and tube production process occurs out of the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-add solutions production process occurs out of three downstream manufacturing facilities: the TimkenSteel Material Services, Tryon Peak, and St. Clair facilities. Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business of the Company, not any specific aspect of the business.
Effective January 1, 2016, TimkenSteel eliminated its segment reporting as a result of organizational changes made in the fourth quarter of 2015, in addition to the integrated nature of the Company’s business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, the Company has centralized its customer-facing activities under one leadership role and eliminated the two segment operating structure. The Company is now organized in a centralized manner based on functionality. As a result, TimkenSteel is conducting its business activities and reporting financial results in one business segment.
The presentation of financial results as one reportable segment is consistent with the way the Company operates its business under the realigned organization and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore the Company notes that monitoring financial results as one reportable segment will help the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations.
Note 2 - Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. It is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. TimkenSteel has adopted ASU 2015-05 effective January 1, 2016 on a prospective basis. The adoption of this ASU did not have a material effect on the Consolidated Financial Statements of TimkenSteel.
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-03 as of March 31, 2016 did not have a material effect on the Consolidated Balance Sheets of TimkenSteel.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.” This guidance requires companies to classify all deferred tax asset and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances will be classified as noncurrent. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. TimkenSteel adopted ASU 2015-17 as of December 31, 2015 and is presenting the changes prospectively.
In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. However, sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the financial statements. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the amendments shall be applied retrospectively to all periods presented. TimkenSteel adopted ASU 2015-07 effective December 31, 2015.
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
Recently Issued Accounting Standards
In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU will affect several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows and accounting for forfeitures. It is effective for fiscal years beginning after December 15, 2016, including interim periods, with early adoption permitted. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which amends the principal versus agent guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” by clarifying how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The effective date and transition requirements are the same as those for ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. TimkenSteel is currently evaluating the impact of adopting this ASU on its results of operations and financial condition.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a lease liability and right-of-use asset on the balance sheet for operating leases with a term greater than one year. The guidance requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. It is effective for annual reporting periods beginning after December 15, 2018. TimkenSteel regularly enters into operating leases which previously did not require recognition on the balance sheet. The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
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
Note 3 - Inventories
The components of inventories, net as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Inventories, net:
Manufacturing supplies	$41.4	$43.3
Raw materials	13.1	14.6
Work in process	57.9	59.5
Finished products	57.6	64.9
Subtotal	170.0	182.3
Allowance for surplus and obsolete inventory	(9.1)	(8.4)
Total Inventories, net	$160.9	$173.9
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
The LIFO reserve as of March 31, 2016 and December 31, 2015 was $48.9 million and $51.4 million, respectively. TimkenSteel projects that its LIFO reserve will decrease for the year ending December 31, 2016 due primarily to lower anticipated manufacturing costs.

Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Property, Plant and Equipment, net:
Land	$13.4	$13.4
Buildings and improvements	417.6	418.2
Machinery and equipment	1,318.5	1,298.2
Construction in progress	62.4	74.9
Subtotal	1,811.9	1,804.7
Less allowances for depreciation	(1,051.4)	(1,035.4)
Property, Plant and Equipment, net	$760.5	$769.3
Total depreciation expense was $17.1 million and $15.9 million for the three months ended March 31, 2016 and 2015, respectively. TimkenSteel recorded capitalized interest related to construction projects of $0.2 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. TimkenSteel recorded impairment charges of $0.4 million related to the discontinued use of certain assets during the three months ended March 31, 2015.
On February 26, 2016, TimkenSteel entered into an agreement for a sale and leaseback transaction (the “Transaction”) regarding its Canton, Ohio office facilities for a purchase price of $20 million. TimkenSteel will lease back the facilities for a term of 20 years. TimkenSteel anticipates closing the Transaction late in the second quarter of 2016.
Note 5 - Intangible Assets
The components of intangible assets, net as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.8	$3.7	$3.1	$6.8	$3.7	$3.1
Technology use	9.0	4.8	4.2	9.0	4.7	4.3
Capitalized software	58.0	36.2	21.8	57.9	34.7	23.2
Total Intangible Assets	$73.8	$44.7	$29.1	$73.7	$43.1	$30.6
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the three months ended March 31, 2016 and 2015 was $1.6 million and $1.7 million, respectively.
Note 6 - Financing Arrangements
The components of long-term debt as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.38% as of March 31, 2016)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.39% as of March 31, 2016)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.39% as of March 31, 2016)	8.5	8.5
Amended Credit Agreement, due 2019 (LIBOR plus applicable spread)	155.0	170.0
Total Long-Term Debt	$185.2	$200.2

Amended Credit Agreement
On February 26, 2016, the Company, as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into Amendment No. 1 to the Amended and Restated Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.
The Amended Credit Agreement provides for a $265.0 million asset-based revolving credit facility, including a $13.3 million sublimit for the issuance of commercial and standby letters of credit and a $26.5 million sublimit for swingline loans. The availability of borrowings under the Amended Credit Agreement is subject to a borrowing base calculation based upon a valuation of the eligible accounts receivable, inventory and machinery and equipment of TimkenSteel and the subsidiaries of TimkenSteel guaranteeing TimkenSteel’s obligations thereunder, each multiplied by an applicable advance rate. The Amended Credit Agreement includes a block on availability equal to the greater $28.9 million or 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments the block on availability will be equal to the greater of $20.0 million or 12.5% of the aggregate commitments), effectively reducing the Company’s borrowing base by the availability block.
The Amended Credit Agreement contains certain customary covenants, including covenants that limit the ability of TimkenSteel and its subsidiaries to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures TimkenSteel may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods ending June 30, 2017, July 31, 2017 and August 31, 2017.
Borrowings under the Amended Credit Agreement bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 3.00% to 3.50%) and an additional 0.75% on the machinery and equipment component or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the Amended and Restated Credit Agreement, with no rate floor), plus an applicable margin (varying from 2.00% to 2.50%). The Amended Credit Agreement also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin 0.50%. The applicable margins are calculated quarterly and vary based on TimkenSteel’s average quarterly availability as set forth in the Amended Credit Agreement. The interest rate under the Amended Credit Agreement was 4.22% as of March 31, 2016. The amount available under the Amended Credit Agreement as of March 31, 2016 was $17.1 million net, after reducing for the block on availability of $33.1 million.
Advanced Quench-and-Temper Facility
In the second quarter of 2015, TimkenSteel entered into a capital lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Consolidated Financial Statements. As of March 31, 2016, $34.6 million has been spent on the new advanced quench-and-temper facility and is reported in property, plant and equipment, net in the Consolidated Balance Sheets. Of this amount, $7.2 million has been financed through the capital lease arrangement described above.
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
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2015	($6.3)	($257.5)	($263.8)
Other comprehensive income (loss) before reclassifications, before income tax	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	6.5	6.5
Income tax expense	—	(2.3)	(2.3)
Net current period other comprehensive (loss), net of income taxes	(0.5)	4.2	3.7
Balance at March 31, 2016	($6.8)	($253.3)	($260.1)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2014	($4.8)	($292.5)	($297.3)
Other comprehensive income (loss) before reclassifications, before income tax	(0.9)	0.8	(0.1)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	9.1	9.1
Income tax expense	—	(3.4)	(3.4)
Net current period other comprehensive (loss), net of income taxes	(0.9)	6.5	5.6
Balance at March 31, 2015	($5.7)	($286.0)	($291.7)
The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations. These components are included in the computation of net periodic benefit cost.
Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the three months ended March 31, 2016 were as follows:

	Total	Additional Paid-in Capital	Retained (Deficit)	Treasury Shares	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$686.4	$1,058.2	($61.7)	($46.3)	($263.8)
Net loss	(13.6)	—	(13.6)	—	—
Pension and postretirement adjustment, net of tax	4.2	—	—	—	4.2
Foreign currency translation adjustments	(0.5)	—	—	—	(0.5)
Stock-based compensation expense	1.5	1.5	—	—	—
Issuance of treasury shares	—	(1.2)	—	1.2	—
Balance as of March 31, 2016	$678.0	$1,058.5	($75.3)	($45.1)	($260.1)

Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$4.2	$0.4	$4.2	$0.4
Interest cost	13.1	2.3	13.0	2.4
Expected return on plan assets	(18.2)	(1.7)	(18.8)	(1.7)
Amortization of prior service cost	0.2	0.3	0.1	0.3
Amortization of net actuarial loss	6.0	—	8.6	0.1
Net Periodic Benefit Cost	$5.3	$1.3	$7.1	$1.5
Net periodic benefit costs are included in the Unaudited Consolidated Statements of Operations as a component of cost of products sold and selling, general and administrative expenses.
Note 10 - Earnings Per Share
On June 30, 2014, 45.4 million TimkenSteel common shares were distributed to Timken shareholders in conjunction with the spinoff. For the three months ended March 31, 2015, 2.4 million of equity-based awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for the three months ended March 31, 2016, the dilutive effect of stock-based awards is not recognized and thus is not utilized in the calculation of diluted earnings per share.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net (loss) income for basic and diluted earnings per share	($13.6)	$6.9

Denominator:
Weighted average shares outstanding, basic	44,206,837	44,769,679
Dilutive effect of stock-based awards	—	250,344
Weighted average shares outstanding, diluted	44,206,837	45,020,023

Basic (loss) earnings per share	($0.31)	$0.15
Diluted (loss) earnings per share	($0.31)	$0.15
Note 11 - Income Tax (Benefit) Provision
TimkenSteel’s (benefit) provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2016	2015
(Benefit) provision for income taxes	($8.7)	$4.2
Effective tax rate	39.0%	37.8%

The effective tax rate for the three months ended March 31, 2016 was higher than the U.S. federal statutory rate of 35% due primarily to U.S. state and local taxes and certain discrete tax items.
The effective tax rate for the three months ended March 31, 2015 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local tax rate differences.
Note 12 - Contingencies
TimkenSteel has a number of loss exposures that are incurred in the ordinary course of business such as environmental claims, product warranty claims, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.
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

	2016	2015
Beginning Balance, January 1	$1.3	$1.3
Expenses	0.1	—
Payments	(0.1)	(0.1)
Ending Balance, March 31	$1.3	$1.2
Note 13 - Restructuring Charges
During the second quarter of 2015, TimkenSteel approved and began implementing a cost reduction plan that resulted in the reduction of TimkenSteel’s salaried and hourly headcount. As of March 31, 2016 and December 31, 2015, TimkenSteel recorded a $0.3 million and $2.3 million reserve for such restructuring charges, respectively, classified as other current liabilities on the Consolidated Balance Sheets. The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2016:

Balance at December 31, 2015	$2.3
Expenses	—
Payments	(2.0)
Balance at March 31, 2016	$0.3
Note 14 - Segment Information
TimkenSteel manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. TimkenSteel’s portfolio includes special bar quality steel (SBQ), seamless mechanical tubes (tubes) and value-add solutions, such as precision steel components. In addition, TimkenSteel supplies machining and thermal treatment services, as well as manages raw material recycling programs, which are used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: oil & gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
The SBQ bars and tube production process occurs out of the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-add solutions production process occurs out of three downstream manufacturing facilities: the TimkenSteel Material Services, Tryon Peak, and St. Clair facilities. Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business of the Company, not any specific aspect of the business.
Effective January 1, 2016, TimkenSteel eliminated its segment reporting as a result of organizational changes made in the fourth quarter of 2015, in addition to the integrated nature of the Company’s business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, the Company has centralized its customer-facing activities under one leadership role and eliminated the two segment operating structure. The Company is now organized in a centralized manner based on functionality. As a result, TimkenSteel is conducting its business activities and reporting financial results in one business segment.
The presentation of financial results as one reportable segment is consistent with the way the Company operates its business under the realigned organization and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore the Company notes that monitoring financial results as one reportable segment will help the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The Company’s Consolidated Financial Statements will reflect the realignment of the reportable segments for periods beginning after January 1, 2016 and for all comparable periods presented.

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
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. Our portfolio includes special bar quality steel (SBQ), seamless mechanical tubes (tubes) and value-add solutions, such as precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: oil & gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
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
The SBQ bars and tube production process occurs out of our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-add solutions production process occurs out of three downstream manufacturing facilities: the TimkenSteel Material Services, Tryon Peak, and St. Clair facilities. Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.
Effective January 1, 2016, we eliminated our segment reporting as a result of organizational changes made in the second half of 2015, in addition to the integrated nature of our business. These organizational change were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, we have centralized our customer-facing activities under one leadership role and eliminated the two segment operating structure. We are now organized in a centralized manner based on functionality. As a result, we are conducting its business activities and reporting financial results in one business segment.
The presentation of financial results as one reportable segment is consistent with the way the Company operates its business under the realigned organization and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore we note that monitoring financial results as one reportable segment will help the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. We have conformed Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect this change in reportable segments.
Capital Investments
We investment in capital projects to strengthen our position of offering what we believe to be the broadest range of SBQ bars and seamless mechanical tubing steel capabilities, enhance our position as a leader in large bar capabilities in North America, provide differentiated solutions for the energy, industrial and automotive market sectors, and improve our operational performance and customer service capabilities.
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
Impact of Raw Material Prices and LIFO
In the ordinary course of business, we are exposed to the volatility of the costs of our raw materials. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing process. We utilize a raw material surcharge mechanism that is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, under certain circumstances it may have the effect of diluting gross margin as a percentage of sales.
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
Results of Operations

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net sales	$217.9	$388.7	($170.8)	(43.9)%
Net sales, excluding surcharges	202.4	313.6	(111.2)	(35.5)%
Gross profit	3.4	41.6	(38.2)	(91.8)%
Gross margin	1.6%	10.7%	NM	(910) bps
Selling, general and administrative expenses	22.9	29.1	(6.2)	(21.3)%
Net (loss) income	(13.6)	6.9	(20.5)	(297.1)%
Scrap index per ton	177	335	(158)	(47.2)%
Shipments (in tons)	186,152	271,102	(84,950)	(31.3)%
Average selling price per ton, including surcharges	$1,171	$1,434	($263)	(18.3)%
Capacity utilization	47%	66%	NM	(1,900) bps
Net Sales
Net sales for the first quarter of 2016 were $217.9 million, a decrease of $170.8 million compared to the first quarter of 2015. Excluding surcharges, net sales decreased $111.2 million, or 35.5%. The decrease was driven primarily by lower volume of approximately $102 million due to lower ship tons of approximately 86.9% in the energy end market and 38.1% in the industrial end market. Lower shipments for the first quarter of 2016 in the energy end market were driven primarily by a decrease in the U.S. rig count of over 65% compared to the first quarter of 2015. Lower shipments for the first quarter of 2016 in the industrial end market as compared to the first quarter of 2015 were due primarily to the ancillary impact of the decline in oil and gas markets.
Gross (Loss) Profit
Gross profit for the first quarter of 2016 was $3.4 million, a decrease of $38.2 million, or 91.8%, compared to gross profit of $41.6 million for the first quarter of 2015. The decrease was driven primarily by lower volume of approximately $27 million, higher manufacturing costs of approximately $10 million, price/mix of approximately $7 million and lower LIFO income of approximately $4 million, partially offset by favorable raw material spread of approximately $10 million. Raw material spread is a results of the timing difference between the cost of scrap and the surcharge recovery, as discussed above.
We have 2 million tons of annual melt capacity. The amount of actual melt produced as a percentage of the capacity defines our melt utilization. Melt utilization is a key performance indicator for our business and is influenced by customer demand and inventory levels. We believe that production levels of approximately 50% melt utilization will generate breakeven Earnings

Before Interest Taxes Depreciation and Amortization (EBITDA) results in normalized scrap markets. Many factors can influence the level at which melt utilization will generate breakeven results. The primary factors are product volume and mix, product price and cost structure.
Melt utilization for the first quarter of 2016 was 47% compared to melt utilization of 66% for the first quarter of 2015. Weakness in commodity markets, declining rig counts and high inventory levels in the distribution supply chain, resulted in lower customer demand and therefore lower production volumes. In order to align our cost structure with market demand and continue to manage our breakeven levels to offset potential headwinds from product mix and price, in the second half of 2015 we implemented a $75 million cost reduction initiative. These actions, which included reducing headcount, lowering operating costs and minimizing capital expenditures, were necessary to support our ability to generate EBITDA breakeven financial performance at 50% melt utilization.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the first quarter of 2016 decreased $6.2 million, or 21.3%, compared to the first quarter of 2015 due primarily to realized cost reduction actions.
(Benefit) Provision for Income Taxes

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
(Benefit) provision for income taxes	($8.7)	$4.2	($12.9)	(307.1)%
Effective tax rate	39.0%	37.8%	NM	120 bps
The decrease in the effective tax rate for the first quarter of 2016 compared to the first quarter of 2015 was due primarily to discrete items recognized during the first quarter of 2016.
Net Sales, Excluding Surcharges
The table below presents net sales by end market sector, adjusted to exclude raw material surcharges which represents a financial measure that has not been determined in accordance with U.S. GAAP. We believe presenting net sales by end market sector to exclude raw material surcharges provides additional insight into key drivers of net sales such as base price and product mix.

Net Sales adjusted to exclude surcharges
(Tons in thousands)
	Three Months Ended March 31, 2016
	Mobile	Industrial	Energy	Other	Total
Tons	107.2	72.1	6.9	—	186.2

Net Sales	$121.3	$82.3	$10.0	$4.3	$217.9
Less: Surcharges	8.8	6.1	0.6	—	15.5
Base Sales	$112.5	$76.2	$9.4	$4.3	$202.4

Sales / Ton	$1,132	$1,141	$1,449	N/A	$1,171
Base Sales / Ton	$1,049	$1,057	$1,362	N/A	$1,087

	Three Months Ended March 31, 2015
	Mobile	Industrial	Energy	Other	Total
Tons	102.0	116.5	52.6	—	271.1

Net Sales	$131.3	$164.9	$87.7	$4.8	$388.7
Less: Surcharges	24.2	34.2	16.7	—	75.1
Base Sales	$107.1	$130.7	$71.0	$4.8	$313.6

Sales / Ton	$1,287	$1,415	$1,667	N/A	$1,434
Base Sales / Ton	$1,050	$1,122	$1,350	N/A	$1,157
The Balance Sheet
The following discussion is a comparison of the Unaudited Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

Current Assets	March 31, 2016	December 31, 2015
Cash and cash equivalents	$37.5	$42.4
Accounts receivable, net	95.0	80.9
Inventories, net	160.9	173.9
Prepaid expenses	4.4	11.4
Other current assets	7.9	9.2
Total Current Assets	$305.7	$317.8
Refer to the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivables increased $14.1 million and inventories decreased by $13.0 million due to higher sales in the first quarter of 2016 compared to the fourth quarter of 2015. Inventories also decreased due to continued efforts to reduce inventory to align with anticipated sales volumes. Prepaid expenses decreased by $7.0 million due primarily to the receipt of a tax refund.

Property, Plant and Equipment	March 31, 2016	December 31, 2015
Property, plant and equipment, net	$760.5	$769.3
Property, plant and equipment, net decreased $8.8 million as of March 31, 2016 from the balance as of December 31, 2015. The decrease in property, plant and equipment, net was due to depreciation expense of approximately $17 million partially offset by capital expenditures, excluding accruals of approximately $1 million, during the three months ended March 31, 2016.

Other Assets	March 31, 2016	December 31, 2015
Pension assets	$23.4	$20.0
Intangible assets, net	29.1	30.6
Other non-current assets	5.4	4.1
Total Other Assets	$57.9	$54.7
Pension assets increased $3.4 million as of March 31, 2016 from the balance as of December 31, 2015. This increase in the funded status of certain retirement plans was primarily driven by the expected return on plan assets exceeding service and interest costs and changes in the exchange rate. Intangible assets, net decreased $1.5 million from the balance as of December 31, 2015 primarily driven by approximately $2 million of amortization in the three months ended March 31, 2016.

Liabilities and Shareholders’ Equity	March 31, 2016	December 31, 2015
Current liabilities	$98.3	$104.2
Long-term debt	185.2	200.2
Accrued pension and postretirement cost	129.5	114.1
Deferred income taxes	21.5	26.9
Other non-current liabilities	11.6	10.0
Total shareholders’ equity	678.0	686.4
Total Liabilities and Shareholders’ Equity	$1,124.1	$1,141.8
Current liabilities decreased to $98.3 million as of March 31, 2016 as compared to $104.2 million as of December 31, 2015. The decrease was due primarily to lower capital spending, lower benefit accruals and lower restructuring accruals, offset by an increase in accounts payable of approximately $7 million primarily due to changes in payment terms. Long-term debt decreased for the period due to payments of $15.0 million made on the Amended Credit Agreement in the first quarter 2016. Non-current accrued pension and postretirement cost increased as a result of the recognition of the three months ended March 31, 2016 expense, partially offset by payments made on the post retirement plans. The decrease in our non-current deferred income taxes related primarily to the non-current deferred tax assets generated by net operating losses, partially offset by the recognition of the non-current deferred tax liability for pension and postretirement expense during the three months ended March 31, 2016. Refer to Note 8 - “Changes in Shareholders' Equity” in the Notes to our Unaudited Consolidated Financial Statements for details of the decrease in shareholders’ equity.
Liquidity and Capital Resources
During the third quarter of 2015, we projected that at December 31, 2015, we would not be in compliance with the interest coverage ratio covenant contained in our then-existing revolving credit facility, due to a steeper-than-expected drop in industrial demand driven by depressed commodity prices.  Accordingly, on December 21, 2015, we amended and restated our existing revolving credit facility, effectively converting the revolving credit facility from a cash flow-based facility to an asset-based facility in order to eliminate various financial covenants that are customary in cash-flow based facilities, including the interest coverage ratio covenant. As amended in December 2015, the revolving credit facility required us to maintain (i) certain minimum availability under the revolving credit facility, including a requirement to have availability of not less than $100 million for at least one day prior to July 1, 2016, and (ii) a minimum fixed charge coverage ratio of no less than 1.0 to 1.0 for the twelve-month periods ending July 31, 2017, August 31, 2017 and September 30, 2017, and thereafter on a springing basis if minimum availability requirements were not maintained.

On February 26, 2016, we entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Credit Agreement dated as of December 21, 2015 (as amended by the Amendment, the “Amended Credit Agreement”) in order to provide more flexibility with respect to the amount and form of financing we could obtain to enhance our liquidity. The Amendment made several changes to the then-current revolving credit facility including, among other things: eliminating the one-time $100 million liquidity requirement; revising the timing of the applicability of, and eliminating the springing component related to, the fixed charge coverage ratio; permitting certain sale and leaseback transactions; and expanding the types of additional indebtedness that we are permitted to incur.
Also, on February 26, 2016, we entered into an agreement for a sale and leaseback transaction regarding our Canton, Ohio office facilities for a purchase price of $20 million. We anticipate closing the transaction late in the second quarter of 2016.
Pursuant to the Amendment, we also reduced the size of the revolving credit facility from $300 million to $265 million given that, in the near-term, it was unlikely that we would have a borrowing base sufficient to support such availability. The Amended Credit Agreement also includes a block on availability equal to the greater of $28.9 million or 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments the block on availability will be equal to the greater of $20.0 million or 12.5% of the aggregate commitments), effectively reducing our borrowing base by the availability block.
The Amended Credit Agreement has a term of five years through June 30, 2019. The following represents a summary of key liquidity measures as of March 31, 2016:

March 31, 2016
Cash and cash equivalents	$37.5

Amended Credit Agreement:
Maximum availability	$205.9
Amount borrowed	155.0
Letter of credit obligations	0.7
Availability not borrowed	50.2
Availability block	33.1
Net availability	$17.1

Total liquidity	$54.6
Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. We currently expect that our cash and cash equivalents on hand, expected cash flows from operations and funding from the sale and leaseback transaction will be sufficient to meet our liquidity needs; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring and cost reduction activities taken during 2015 that streamlined our organizational structure, lowered operating costs and increased liquidity. As we continue through these challenging market conditions, prudent capital allocation tactics have also been deployed. In the fourth quarter of 2015, the Board of Directors suspended the Company’s cash dividend. Additionally, we have reduced the cash being spent on capital expenditures by 40% over 2015 levels to $45 million, in accordance with the restrictions in our Amended Credit Agreement, including the deferral of certain elements of the previously announced advanced quench-and-temper facility.
As of March 31, 2016, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2016 operating plan and our long-range plan, we believe that our cash balance as of March 31, 2016 of $37.5 million, projected cash generated from operations and the sale and leaseback transaction, and borrowings available under the Amended Credit Agreement will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through June 30, 2019, the maturity date of our Amended Credit Agreement.
To the extent our liquidity needs prove to be greater than expected or cash generated from operations are less than anticipated, and cash on hand or credit availability is insufficient, we would seek additional financing to provide additional liquidity. We regularly evaluate our potential access to the equity and debt capital markets as sources of liquidity and we believe that additional financing would likely be available if necessary, although we can make no assurance as to the form or terms of any such financing. We would also consider additional cost reductions and further reductions of capital expenditures. Regardless, we will continue to evaluate additional financing or may seek to refinance outstanding borrowings under the Amended Credit Agreement to provide us with additional flexibility and liquidity. Any additional financing beyond that incurred to refinance existing debt would increase our overall debt and could increase interest expense. For additional discussion regarding risk factors related to our business and our debt, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.
For more details on the Amended Credit Agreement, please refer to Note 6 - “Financing Arrangements” in the Notes to the Unaudited Consolidated Financial Statements.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2016 and 2015. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$20.1	$14.6
Net cash used by investing activities	(8.5)	(17.7)
Net cash used by financing activities	(16.5)	(0.4)
Decrease in Cash and Cash Equivalents	($4.9)	($3.5)
Operating activities
Net cash provided by operating activities for the three months ended March 31, 2016 and 2015 was $20.1 million and $14.6 million, respectively. The $5.5 million increase was primarily the result of approximately $13 million of cash provided by a reimbursement from the postretirement plan assets for benefits previously paid by us, the receipt of a $6 million tax refund during the first quarter of 2016, and decreased cash used for accounts payable as a result of cost control initiatives, partially offset by a $21 million decrease in net income during the first quarter of 2016 as compared to the first quarter of 2015.
Investing activities
Net cash used by investing activities for the three months ended March 31, 2016 and 2015 was $8.5 million and $17.7 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased $9.4 million due to lower spending compared to the three months ended March 31, 2015.
Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. Our $62 million construction in progress balance as of March 31, 2016 includes: (a) $43 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $19 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $31 million of additional costs including approximately $18 million relating to additional growth initiatives and continuous improvement and approximately $13 million of additional costs to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.
Financing activities
Net cash used by financing activities for the three months ended March 31, 2016 was $16.5 million compared to net cash used by financing activities of $0.4 million for the three months ended March 31, 2015. The change was due to a $15 million payment made during the three months ended March 31, 2016 on the Amended Credit Agreement.
Covenant Compliance
Under the Amended Credit Agreement, we are required to comply with certain customary covenants, including covenants that limit our ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of our business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures we may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods ending June 30, 2017, July 31, 2017 and August 31, 2017. The fixed charge coverage ratio is the ratio of EBITDA to fixed charges. Fixed charges include, among other things, cash interest, scheduled principal payments, cash taxes, dividends and capital lease obligation payments. As of March 31, 2016, we anticipate that EBITDA will need to be approximately $10 million in the first half of 2017 in order to comply with the fixed charge coverage ratio covenant as of June 30, 2017, and we believe that our earnings will be sufficient to meet this covenant throughout the term of the Amended Credit Agreement.
We expect to remain in compliance with our debt covenants for at least the next twelve months. If at any time we expect that we will be unable to meet the covenants under the Amended Credit Agreement, we would seek to further amend the Amended Credit Agreement to be in compliance and avoid a default or pursue other alternatives, such as additional financing. If, contrary to our expectations, we were unable to amend the terms of our Amended Credit Agreement to remain in compliance or refinance the debt under the Amended Credit Agreement, we would experience an event of default and all outstanding debt under the revolving credit facility would be subject to acceleration and may become immediately due and payable.
For additional discussion regarding risk factors related to our business and our debt, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.
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
Our Amended Credit Agreement places certain limitations on our ability to repurchase our outstanding common shares. Accordingly, we did not repurchase any of our shares under this program during the first quarter of 2016. From inception through March 31, 2016, $45.8 million was used to repurchase 1,540,093 shares under the share repurchase plan. Common shares repurchased are held as treasury shares.
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
There have been no material changes to these policies during the three months ended March 31, 2016. For a summary of the critical accounting policies and estimates that we used in the preparation of our Unaudited Consolidated Financial Statements, see our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.
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

•	those items identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings consist entirely of variable-rate debt, principally borrowings under our Amended Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2016, we have $185.2 million of aggregate debt outstanding, all of which consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.9 million annually, with a corresponding decrease in income from operations before income taxes of the same amount.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2016.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2016	—	$—	—	1,459,907
February 1 - 29, 2016	—	$—	—	1,459,907
March 1 - 31, 2016	—	$—	—	1,459,907
Total	—	$—	—	1,459,907

(1)
All shares not included in the number of shares purchased as part of publicly announced plans or programs were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	May 4, 2016	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document