Form 10-Q
period 2016-06-30
TimkenSteel Corp
filed 2016-08-04
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer

Non-accelerated filer	(Do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common Shares, without par value	44,221,086

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(Dollars in millions, except per share data)

Net sales	$223.1	$278.2	$441.0	$666.9

Cost of products sold	212.9	284.3	427.4	631.4

Gross Profit (Loss)	10.2	(6.1)	13.6	35.5

Selling, general and administrative expenses	23.7	29.7	46.6	58.8

Impairment and restructuring charges	0.3	1.6	0.3	2.0

Operating Loss	(13.8)	(37.4)	(33.3)	(25.3)

Interest expense	2.1	1.0	4.1	1.1

Other expense, net	0.7	0.5	1.5	1.4

Loss Before Income Taxes	(16.6)	(38.9)	(38.9)	(27.8)

Benefit for income taxes	(6.1)	(14.6)	(14.8)	(10.4)

Net Loss	($10.5)	($24.3)	($24.1)	($17.4)

Per Share Data:

Basic loss per share	($0.24)	($0.54)	($0.55)	($0.39)

Diluted loss per share	($0.24)	($0.54)	($0.55)	($0.39)

Dividends per share	$—	$0.14	$—	$0.28

See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

(Dollars in millions)

Net loss	($10.5)	($24.3)	($24.1)	($17.4)

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(1.8)	0.9	(2.3)	—

Pension and postretirement liability adjustment	5.1	4.6	9.3	11.1

Other comprehensive income, net of tax	3.3	5.5	7.0	11.1

Comprehensive Loss, net of tax	($7.2)	($18.8)	($17.1)	($6.3)

See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015

(Dollars in millions)

ASSETS

Current Assets

Cash and cash equivalents	$37.2	$42.4

Accounts receivable, net of allowances	97.4	80.9

2016 - $1.6 million; 2015 - $1.5 million

Inventories, net	157.4	173.9

Deferred charges and prepaid expenses	1.7	11.4

Other current assets	6.9	9.2

Total Current Assets	300.6	317.8

Property, Plant and Equipment, Net	750.0	769.3

Other Assets

Pension assets	24.1	20.0

Intangible assets, net	27.3	30.6

Other non-current assets	5.4	4.1

Total Other Assets	56.8	54.7

Total Assets	$1,107.4	$1,141.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable, trade	$72.6	$49.5

Salaries, wages and benefits	16.5	21.4

Accrued pension and postretirement costs	3.2	3.2

Other current liabilities	18.2	30.1

Total Current Liabilities	110.5	104.2

Non-Current Liabilities

Convertible notes, net	65.1	—

Other long-term debt	80.2	200.2

Accrued pension and postretirement costs	130.1	114.1

Deferred income taxes	25.2	26.9

Other non-current liabilities	12.4	10.0

Total Non-Current Liabilities	313.0	351.2

Commitments and contingencies	—	—

Shareholders’ Equity

Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—

Common shares, without par value; authorized 200.0 million shares; issued 2016 and 2015 - 45.7 million shares	—	—

Additional paid-in capital	1,071.6	1,058.2

Retained deficit	(85.8)	(61.7)

Treasury shares - 2016 and 2015 - 1.5 million, respectively	(45.1)	(46.3)

Accumulated other comprehensive loss	(256.8)	(263.8)

Total Shareholders’ Equity	683.9	686.4

Total Liabilities and Shareholders’ Equity	$1,107.4	$1,141.8

See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2016	2015

(Dollars in millions)

CASH PROVIDED (USED)

Operating Activities

Net loss	($24.1)	($17.4)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	37.2	36.7

Amortization related to long-term financing	0.8	0.2

Impairment charges	—	0.4

Loss on sale or disposal of assets	1.1	0.2

Deferred income taxes	(15.1)	(12.0)

Stock-based compensation expense	3.0	4.8

Pension and postretirement expense	14.2	15.1

Pension and postretirement contributions and payments	(3.3)	(8.3)

Reimbursement from postretirement plan assets	13.3	—

Changes in operating assets and liabilities:

Accounts receivable, net	(16.5)	51.8

Inventories, net	16.5	64.3

Accounts payable, trade	23.1	(58.4)

Other accrued expenses	(13.9)	(31.4)

Deferred charges and prepaid expenses	9.7	17.8

Other, net	2.0	(1.6)

Net Cash Provided by Operating Activities	48.0	62.2

Investing Activities

Capital expenditures	(15.2)	(34.6)

Proceeds from disposals of property, plant and equipment	—	0.3

Net Cash Used by Investing Activities	(15.2)	(34.3)

Financing Activities

Cash dividends paid to shareholders	—	(12.5)

Purchase of treasury shares	—	(5.0)

Proceeds from exercise of stock options	—	1.3

Credit agreement repayments	(120.0)	(40.0)

Credit agreement borrowings	—	30.0

Issuance costs related to credit agreement	(1.7)	—

Proceeds from issuance of convertible notes	86.3	—

Issuance costs related to convertible notes	(2.6)	—

Net transfers to Timken and affiliates	—	(0.5)

Net Cash Used by Financing Activities	(38.0)	(26.7)

Effect of exchange rate changes on cash	—	—

(Decrease) Increase In Cash and Cash Equivalents	(5.2)	1.2

Cash and cash equivalents at beginning of period	42.4	34.5

Cash and Cash Equivalents at End of Period	$37.2	$35.7

See accompanying Notes to Unaudited Consolidated Financial Statements.

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

TimkenSteel (the “Company”) manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately two million tons. TimkenSteel’s portfolio includes special bar quality steel (SBQ), seamless mechanical tubes (tubes) and value-add solutions, such as precision steel components. In addition, TimkenSteel supplies machining and thermal treatment services, as well as manages raw material recycling programs, which are used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: oil & gas; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.

The SBQ bars and tubes production processes occur out of the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-add solutions production processes occur out of three downstream manufacturing facilities: the TimkenSteel Material Services, Tryon Peak, and St. Clair facilities. Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business of the Company, not any specific aspect of the business.

Effective January 1, 2016, TimkenSteel eliminated its segment reporting as a result of organizational changes made in the second half of 2015, in addition to the integrated nature of the Company’s business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, the Company has centralized its customer-facing activities under one leadership role and eliminated the former two segment operating structure. The Company is now organized in a centralized manner based on functionality. As a result, TimkenSteel is conducting its business activities and reporting financial results as one business segment.

The presentation of financial results as one reportable segment is consistent with the way the Company operates its business under the realigned organization and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore, the Company notes that monitoring financial results as one reportable segment will help the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations.

Note 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. It is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. TimkenSteel adopted ASU 2015-05 effective January 1, 2016 on a prospective basis. The adoption did not have a material effect on the Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. TimkenSteel adopted ASU 2015-03 as of March 31, 2016. The adoption did not have a material effect on the Consolidated Balance Sheets.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and will supersede Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required about the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date of annual reporting periods beginning after December 15, 2016. The FASB issued additional amendments to ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the principal versus agent evaluation and how to apply the control principle to certain arrangements. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. This ASU amends the guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for ASU 2016-08 and ASU 2016-12 are the same as those for ASU 2014-09. TimkenSteel is currently evaluating the impact of the adoption of ASU 2014-09 and the additional amendments on its results of operations and financial condition.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU changes how entities will measure credit losses for most financial assets, including trade and other receivables. This guidance will replace today’s incurred loss approach with an expected loss model. It is effective for annual periods beginning after December 31, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for operating leases, and requires additional quantitative and qualitative disclosures. It is effective for annual reporting periods beginning after December 15, 2018. The Company regularly enters into operating leases. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory (Topic 330),” which requires that certain inventory be measured at the lower of cost or net realizable value. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out (LIFO). It is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company values certain portions of its inventory using the FIFO, average cost, or specific identification methods. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

Note 3 - Inventories

The components of inventories, net as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015

Inventories, net:

Manufacturing supplies	$38.5	$43.3

Raw materials	17.2	14.6

Work in process	61.1	59.5

Finished products	49.4	64.9

Subtotal	166.2	182.3

Allowance for surplus and obsolete inventory	(8.8)	(8.4)

Total Inventories, net	$157.4	$173.9

Inventories are valued at the lower of cost or market, with approximately 63% valued by the LIFO method, and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories, valued by FIFO, average cost or specific identification methods.

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

The LIFO reserve as of June 30, 2016 and December 31, 2015 was $47.8 million and $51.4 million, respectively. TimkenSteel projects that its LIFO reserve will decrease for the year ending December 31, 2016 due primarily to lower anticipated manufacturing costs and inventory quantities.

Note 4 - Property, Plant and Equipment

The components of property, plant and equipment, net as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015

Property, Plant and Equipment, net:

Land	$13.3	$13.4

Buildings and improvements	417.5	418.2

Machinery and equipment	1,323.6	1,298.2

Construction in progress	62.8	74.9

Subtotal	1,817.2	1,804.7

Less allowances for depreciation	(1,067.2)	(1,035.4)

Property, Plant and Equipment, net	$750.0	$769.3

Total depreciation expense was $33.7 million and $33.6 million for the six months ended June 30, 2016 and 2015, respectively. TimkenSteel recorded capitalized interest related to construction projects of $0.4 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. TimkenSteel recorded impairment charges of $0.4 million related to the discontinued use of certain assets during the six months ended June 30, 2015.

On February 26, 2016, TimkenSteel entered into an agreement for the sale and leaseback of the Company’s Canton, Ohio office facilities for a purchase price of $20 million. During the second quarter, the Company terminated the agreement and no further obligations exist between the parties.

Note 5 - Intangible Assets

The components of intangible assets, net as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible Assets Subject to Amortization:

Customer relationships	$6.8	$3.9	$2.9	$6.8	$3.7	$3.1

Technology use	9.0	5.0	4.0	9.0	4.7	4.3

Capitalized software	58.0	37.6	20.4	57.9	34.7	23.2

Total Intangible Assets	$73.8	$46.5	$27.3	$73.7	$43.1	$30.6

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the six months ended June 30, 2016 and 2015 was $3.4 million and $3.1 million, respectively.

Note 6 - Financing Arrangements

Convertible Notes

In May 2016, the Company issued $75.0 million aggregate principal amount of Convertible Senior Notes, plus an additional $11.3 million principal amount to cover over-allotments (the “Convertible Notes”).

The Indenture for the Convertible Notes dated May 31, 2016, which was filed with the Securities and Exchange Commission as an exhibit to a Form 8-K filed on May 31, 2016, contains a complete description of the terms of the Convertible Notes. The key terms are as follows:

Maturity Date:	June 1, 2021 unless repurchased or converted earlier

Interest Rate:	6.0% cash interest per year

Interest Payments Dates:	June 1 and December 1 of each year, beginning on December 1, 2016

Initial Conversion Price:	Approximately $12.58 per common share of the Company

Initial Conversion Rate:	79.5165 common shares per $1,000 principal amount of Notes

The net proceeds to the Company from the offering were $83.7 million, after deducting the initial underwriters’ discount and fees and the offering expenses payable by the Company. The Company used the net proceeds to repay a portion of the amounts outstanding under the Amended Credit Agreement.

The components of the Convertible Notes are as follows:

	June 30, 2016	December 31, 2015

Principal	$86.3	$—

Less: Debt issuance costs	(2.0)	—

Less: Debt discount, net of amortization	(19.2)	—

Convertible notes, net	$65.1	$—

Effective interest rate of the liability component	12.0%	—%

The initial value of the principal amount recorded as a liability at the date of issuance was $66.9 million, using an effective interest rate of 12.0%. The remaining $19.4 million of principal amount was allocated to the conversion feature and recorded as a component of shareholders’ equity at the date of issuance. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Convertible Notes.

Transaction costs were allocated to the liability and equity components based on their relative values. Transaction costs attributable to the liability component of $2.0 million are amortized to interest expense over the term of the Convertible Notes, and transaction costs attributable to the equity component of $0.6 million are included in shareholders’ equity.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30, 2016

	2016	2015

Contractual interest expense	$0.4	$—

Amortization of debt issuance costs	0.1	—

Amortization of debt discount	0.2	—

Total	$0.7	$—

The fair value of the Convertible Notes was approximately $65.1 million as of June 30, 2016. The fair value of the Convertible Notes, which falls within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature.

Holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding March 1, 2021 only under certain circumstances described in the Convertible Notes Indenture, based on the reported sale price of the Company’s common shares for specified trading days as a percentage of the conversion price of the Convertible Notes, and upon the occurrence of specified corporate events. On or after March 1, 2021 until the business day preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at their option.

Upon conversion, the Company will pay cash or deliver common shares, or a combination thereof, at its election. The amount of cash and number of common shares due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40-trading day period.

If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to the repurchase date.

Upon certain events of default occurring and continuing (including failure to pay principal or interest on the Convertible Notes when due and payable), the Trustee or the holders of at least 25% in principal amount may declare 100% of the principal and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal and accrued and unpaid interest on the Convertible Notes will become due and payable immediately.

The components of other long-term debt as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015

Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.41% as of June 30, 2016)	$12.2	$12.2

Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.42% as of June 30, 2016)	9.5	9.5

Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.42% as of June 30, 2016)	8.5	8.5

Amended Credit Agreement, due 2019 (LIBOR plus applicable spread)	50.0	170.0

Total Other Long-Term Debt	$80.2	$200.2

Amended Credit Agreement

On February 26, 2016, the Company, as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into Amendment No. 1 to the Amended and Restated Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

The Amended Credit Agreement provides for a $265.0 million asset-based revolving credit facility, including a $13.3 million sublimit for the issuance of commercial and standby letters of credit, and a $26.5 million sublimit for swingline loans. The availability of borrowings is subject to a borrowing base calculation based upon a valuation of the eligible accounts receivable, inventory and machinery and equipment of TimkenSteel and the subsidiary guarantors, each multiplied by an applicable advance rate. The Amended Credit Agreement includes a block on availability equal to the greater of $28.9 million or 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments, the block on availability will be equal to the greater of $20.0 million or 12.5% of the aggregate commitments), effectively reducing the Company’s borrowing base by the availability block.

The Amended Credit Agreement contains certain customary covenants, including covenants that limit TimkenSteel’s and its subsidiaries’ ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures TimkenSteel may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017.

Borrowings under the Amended Credit Agreement bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 3.00% to 3.50%) and an additional 0.75% on the machinery and equipment component or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the Amended and Restated Credit Agreement, with no rate floor), plus an applicable margin (varying from 2.00% to 2.50%). The

Amended Credit Agreement also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin of 0.50%. The applicable margins are calculated quarterly and vary based on TimkenSteel’s average quarterly availability as set forth in the Amended Credit Agreement. The interest rate under the Amended Credit Agreement was 4.50% as of June 30, 2016. The amount available under the Amended Credit Agreement as of June 30, 2016 was $119.0 million net, after reducing for the block on availability of $33.1 million.

Advanced Quench-and-Temper Facility

In the second quarter of 2015, TimkenSteel entered into a capital lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Unaudited Consolidated Financial Statements. As of June 30, 2016, $36.3 million has been spent on the new advanced quench-and-temper facility and is reported in property, plant and equipment, net in the Unaudited Consolidated Balance Sheets. Of this amount, $10.8 million has been financed through the capital lease arrangement described above.

Revenue Refunding Bonds

On June 1, 2014, The Timken Company (“Timken”) purchased, in lieu of redemption, the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 between Timken and TimkenSteel, Timken assigned all of its right, title and interest in and to the loan agreements and the notes associated with the Bonds to, and these obligations were assumed by, TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (Remarketing Date) in connection with the conversion of the interest rate mode for the Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. TimkenSteel is responsible for payment of the interest and principal associated with the Bonds subsequent to the Remarketing Date.

All of TimkenSteel’s other long-term debt is variable-rate debt. As such, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 fair value input as defined by Accounting Standard Codification (ASC) 820, “Fair Value Measurements.” The valuation of Level 2 is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly.

Note 7 - Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total

Balance at December 31, 2015	($6.3)	($257.5)	($263.8)

Other comprehensive (loss) income before reclassifications, before income tax	(2.3)	0.8	(1.5)

Amounts reclassified from accumulated other comprehensive loss, before income tax	—	13.6	13.6

Income tax expense	—	(5.1)	(5.1)

Net current period other comprehensive (loss) income, net of income taxes	(2.3)	9.3	7.0

Balance at June 30, 2016	($8.6)	($248.2)	($256.8)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total

Balance at December 31, 2014	($4.8)	($292.5)	($297.3)

Other comprehensive loss before reclassifications, before income tax	—	(0.1)	(0.1)

Amounts reclassified from accumulated other comprehensive loss, before income tax	—	17.6	17.6

Income tax expense	—	(6.4)	(6.4)

Net current period other comprehensive income, net of income tax	—	11.1	11.1

Balance at June 30, 2015	($4.8)	($281.4)	($286.2)

The reclassification of the pension and postretirement liability adjustment was included in cost of products sold and selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations. These components are included in the computation of net periodic benefit cost.

Note 8 - Changes in Shareholders’ Equity

Changes in the components of shareholders’ equity for the six months ended June 30, 2016 were as follows:

	Total	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss

Balance at December 31, 2015	$686.4	$1,058.2	($61.7)	($46.3)	($263.8)

Net loss	(24.1)	—	(24.1)	—	—

Pension and postretirement adjustment, net of tax	9.3	—	—	—	9.3

Foreign currency translation adjustments	(2.3)	—	—	—	(2.3)

Stock-based compensation expense	3.0	3.0	—	—	—

Issuance of treasury shares	—	(1.2)	—	1.2	—

Equity component of convertible notes, net	18.8	18.8	—	—	—

Deferred tax liability on convertible notes	(7.2)	(7.2)	—	—	—

Balance at June 30, 2016	$683.9	$1,071.6	($85.8)	($45.1)	($256.8)

Note 9 - Retirement and Postretirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015

Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement

Service cost	$3.6	$0.4	$4.1	$0.5

Interest cost	13.5	2.4	12.7	2.3

Expected return on plan assets	(18.0)	(1.3)	(19.9)	(1.7)

Amortization of prior service cost	0.1	0.3	0.2	0.2

Amortization of net actuarial loss	6.7	—	8.2	(0.1)

Net Periodic Benefit Cost	$5.9	$1.8	$5.3	$1.2

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015

Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement

Service cost	$7.8	$0.8	$8.3	$0.9

Interest cost	26.6	4.7	25.7	4.7

Expected return on plan assets	(36.2)	(3.0)	(38.7)	(3.4)

Amortization of prior service cost	0.3	0.6	0.3	0.5

Amortization of net actuarial loss	12.7	—	16.8	—

Net Periodic Benefit Cost	$11.2	$3.1	$12.4	$2.7

Net periodic benefit costs are included in the Unaudited Consolidated Statements of Operations as a component of cost of products sold and selling, general and administrative expenses.

Note 10 - Earnings Per Share

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock or if-converted method. For the convertible notes, the Company utilizes the if-converted method to calculate diluted earnings (loss) per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense (including amortization of debt discount) recognized on the convertible notes and includes the number of shares potentially issuable related to the convertible notes in the weighted average shares outstanding. Treasury stock is excluded from the denominator in calculating both basic and diluted earnings (loss) per share.

Common share equivalents, which include shares issuable for equity-based awards and upon the conversion of outstanding convertible notes, were excluded from the computation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

Numerator:

Net loss for basic and diluted earnings per share	($10.5)	($24.3)	($24.1)	($17.4)

Denominator:

Weighted average shares outstanding, basic	44,220,496	44,779,016	44,212,796	44,776,190

Dilutive effect of stock-based awards	—	—	—	—

Weighted average shares outstanding, diluted	44,220,496	44,779,016	44,212,796	44,776,190

Basic loss per share	($0.24)	($0.54)	($0.55)	($0.39)

Diluted loss per share	($0.24)	($0.54)	($0.55)	($0.39)

Note 11 - Stock-Based Compensation

On April 28, 2016, the Company’s shareholders approved an amendment and restatement of the Company’s 2014 Equity and Incentive Compensation Plan increasing the maximum number of TimkenSteel common shares available for awards from 6.75 million shares to 11.05 million shares and changing the fungible share count ratio from 2.46:1 to 2.50:1; meaning that awards other than stock options and stock appreciation rights will be counted against the aggregate share limit as 2.50 common shares for every one common share that is actually issued or transferred under such awards.

Note 12 - Income Tax Benefit

TimkenSteel’s benefit for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

Benefit for income taxes	($6.1)	($14.6)	($14.8)	($10.4)

Effective tax rate	36.7%	37.5%	38.0%	37.4%

The effective tax rate for the three months ended June 30, 2016 and 2015 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local tax differences.

The effective tax rate for the six months ended June 30, 2016 was higher than the U.S. federal statutory rate of 35% due primarily to U.S. state and local tax rate differences and certain discrete tax items.

The effective tax rate for the six months ended June 30, 2015 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local tax rate differences.

Note 13 - Contingencies

TimkenSteel has a number of loss exposures that are incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.

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

	2016	2015

Beginning Balance, January 1	$1.3	$1.3

Expenses	0.1	—

Payments	(0.1)	(0.2)

Ending Balance, June 30	$1.3	$1.1

Note 14 - Restructuring Charges

During the second quarter of 2015, TimkenSteel approved and began implementing a cost reduction plan that resulted in the reduction of TimkenSteel’s salaried and hourly headcount. As of June 30, 2016 and December 31, 2015, TimkenSteel had a $0.5 million and $2.3 million reserve for such restructuring charges, respectively, classified as other current liabilities on the Unaudited Consolidated Balance Sheets. The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2016:

Balance at December 31, 2015	$2.3

Expenses	0.3

Payments	(2.1)

Balance at June 30, 2016	$0.5

Note 15 - Segment Information

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

The SBQ bars and tubes production processes occur out of the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-add solutions production processes occur out of three downstream manufacturing facilities: the TimkenSteel Material Services, Tryon Peak, and St. Clair facilities. Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business of the Company, not any specific aspect of the business.

Effective January 1, 2016, TimkenSteel eliminated its segment reporting as a result of organizational changes made in the second half of 2015, in addition to the integrated nature of the Company’s business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, the Company has centralized its customer-facing activities under one leadership role and eliminated the former two segment operating structure. The Company is now organized in a centralized manner based on functionality. As a result, TimkenSteel is conducting its business activities and reporting financial results as one business segment.

The presentation of financial results as one reportable segment is consistent with the way the Company operates its business under the realigned organization and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore the Company notes that monitoring financial results as one reportable segment will help the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The Company’s Unaudited Consolidated Financial Statements reflect the realignment of the reportable segments for periods beginning after January 1, 2016 and for all comparable periods presented.

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

The SBQ bars and tubes production processes occur out of our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-add solutions production processes occur out of three downstream manufacturing facilities: the TimkenSteel Material Services, Tryon Peak, and St. Clair facilities. Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.

Effective January 1, 2016, we eliminated our segment reporting as a result of organizational changes made in the second half of 2015, in addition to the integrated nature of our business. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, we have centralized our customer-facing activities under one leadership role and eliminated the former two segment operating structure. We are now organized in a centralized manner based on functionality. As a result, we are conducting our business activities and reporting financial results as one business segment.

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

Capital Investments

We invest in capital projects to strengthen our position of offering what we believe to be the broadest range of SBQ bars and seamless mechanical tubing steel capabilities, enhance our position as a leader in large bar capabilities in North America, provide differentiated solutions for the energy, industrial and automotive market sectors, and improve our operational performance and customer service capabilities.

On July 17, 2014, we announced plans to invest in additional advanced quench-and-temper heat-treat capacity. The approximately $40 million facility will perform quench-and-temper heat-treat operations and, we believe, will have capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. This facility will be located in Perry Township, Ohio on the site of our Gambrinus Steel Plant near three existing thermal treatment facilities. This facility will be larger than each of our three existing thermal treatment facilities in Canton, Ohio. In response to the continued weakness in energy and some industrial end markets, we have decided to defer the final installation until market conditions provide us the opportunity to achieve the best return on this investment.

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

We value certain of our inventory utilizing the LIFO inventory valuation method. Changes in the cost of raw materials and production activities are recognized in cost of products sold in the current period even though these materials and other costs may have been incurred in different periods at significantly different values due to the length of time of our production cycle. In a period of rising raw material prices, cost of products sold recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of products sold recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. In periods of rising inventories and deflating raw material prices, the likely result will be a positive impact to net income. Conversely, in periods of rising inventories and increasing raw materials prices, the likely result will be a negative impact to net income.

Results of Operations

	Three Months Ended June 30,

	2016	2015	$ Change	% Change

Net sales	$223.1	$278.2	($55.1)	(19.8)%

Net sales, excluding surcharges	199.9	239.8	(39.9)	(16.6)%

Gross profit (loss)	10.2	(6.1)	16.3	267.2%

Gross margin	4.6%	(2.2)%	NM	680 bps

Selling, general and administrative expenses	23.7	29.7	(6.0)	(20.2)%

Net loss	(10.5)	(24.3)	13.8	56.8%

Scrap index per ton	239	250	(11.0)	(4.4)%

Shipments (in tons)	189,671	211,936	(22,265)	(10.5)%

Average selling price per ton, including surcharges	$1,176	$1,313	($137)	(10.4)%

Melt utilization	45%	47%	NM	(200) bps

	Six Months Ended June 30,

	2016	2015	$ Change	% Change

Net sales	$441.0	$666.9	($225.9)	(33.9)%

Net sales, excluding surcharges	402.3	553.4	(151.1)	(27.3)%

Gross profit	13.6	35.5	(21.9)	(61.7)%

Gross margin	3.1%	5.3%	NM	(220) bps

Selling, general and administrative expenses	46.6	58.8	(12.2)	(20.7)%

Net loss	(24.1)	(17.4)	(6.7)	38.5%

Scrap index per ton	208	293	(85.0)	(29.0)%

Shipments (in tons)	375,823	483,038	(107,215)	(22.2)%

Average selling price per ton, including surcharges	$1,173	$1,381	($208)	(15.1)%

Melt utilization	46%	57%	NM	(1,100) bps

Net Sales

Net sales for the second quarter of 2016 were $223.1 million, a decrease of $55.1 million compared to the second quarter of 2015. Excluding surcharges, net sales decreased $39.9 million, or 16.6%. The decrease was driven primarily by a 67.9% decrease in ship tons in the energy end market and a 16.5% decrease in ship tons in the industrial end market. Lower shipments for the second quarter of 2016 in the energy end market were driven primarily by a decrease in the U.S. rig count of about 50% compared to the second quarter of 2015. Lower shipments for the second quarter of 2016 in the industrial end market as compared to the second quarter of 2015 were due primarily to the ancillary impact of the decline in oil and gas markets.

Net sales for the first half of 2016 were $441.0 million, a decrease of $225.9 million compared to the first half of 2015. Excluding surcharges, net sales decreased $151.1 million, or 27.3%. The decrease was driven primarily by lower ship tons of approximately 82.3% in the energy end market and 28.7% in the industrial end market. Lower shipments for the first half of 2016 in the energy end market were driven primarily by a decrease in the U.S. rig count compared to the first half of 2015. Lower shipments for the first half of 2016 in the industrial end market as compared to the first half of 2015 were due primarily to the ancillary impact of the decline in oil and gas markets.

Gross Profit (Loss)

Gross profit for the second quarter of 2016 was $10.2 million, an increase of $16.3 million, or 267.2%, compared to gross loss of $6.1 million for the second quarter of 2015. The increase was driven primarily by favorable raw material spread of approximately $21 million and lower manufacturing costs of approximately $15 million, partially offset by price/mix of approximately $10 million, lower LIFO income of approximately $5 million and lower volume of approximately $4 million.

Gross profit for the first half of 2016 was $13.6 million, a decrease of $21.9 million, or 61.7%, compared to gross profit of $35.5 million for the first half of 2015. The decrease was driven primarily by lower volume of approximately $31 million, price/mix of approximately $17 million and lower LIFO income of approximately $9 million, partially offset by lower manufacturing costs of approximately $5 million and favorable raw material spread of approximately $31 million.

We have approximately 2 million tons of annual melt capacity. The amount of actual melt produced as a percentage of the capacity defines our melt utilization. Melt utilization is a key performance indicator for our business and is influenced by customer demand and inventory levels. We believe that production levels of approximately 50% melt utilization will generate breakeven Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) results in normalized scrap markets. Many factors can influence the level at which melt utilization will generate breakeven results. The primary factors are product volume and mix, product price and cost structure.

Melt utilization for the second quarter of 2016 was 45% compared to melt utilization of 47% for the second quarter of 2015. Weakness in commodity markets, declining rig counts and high inventory levels in the distribution supply chain, resulted in lower customer demand and therefore lower production volumes. In order to align our cost structure with market demand and continue to manage our breakeven levels to offset potential headwinds from product mix and price, in the second half of 2015 we implemented a $75 million cost reduction initiative. These actions, which included reducing headcount, lowering operating costs and minimizing capital expenditures, were necessary to support our ability to generate EBITDA breakeven financial performance at 50% melt utilization.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $6.0 million, or 20.2%, for the second quarter of 2016 compared to the second quarter of 2015, and decreased $12.2 million, or 20.7%, for the first half of 2016 compared to the first half of 2015, due primarily to realized cost reduction actions.

Benefit for Income Taxes

	Three Months Ended June 30,

	2016	2015	$ Change	% Change

Benefit for income taxes	($6.1)	($14.6)	$8.5	(58.2)%

Effective tax rate	36.7%	37.5%	NM	(80) bps

	Six Months Ended June 30,

	2016	2015	$ Change	% Change

Benefit for income taxes	($14.8)	($10.4)	($4.4)	42.3%

Effective tax rate	38.0%	37.4%	NM	60 bps

The decrease in the effective tax rate for the second quarter of 2016 compared to the second quarter of 2015 was due primarily to U.S. state and local tax rate differences.

The increase in the effective tax rate for the first half of 2016 compared to the first half of 2015 was due primarily to U.S. state and local tax rate differences and certain discrete tax items.

Net Sales, Excluding Surcharges

The table below presents net sales by end market sector, adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We believe presenting net sales by end market sector adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base price and product mix.

Net Sales adjusted to exclude surcharges

(Tons in thousands)

	Three Months Ended June 30,

	2016					2015

	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total

Tons	109.7	74.6	5.4	—	189.7	105.9	89.1	16.9	—	211.9

Net Sales	$124.1	$84.2	$9.0	$5.8	$223.1	$127.3	$118.4	$26.9	$5.6	$278.2

Less: Surcharges	12.9	9.5	0.8	—	23.2	16.4	18.3	3.7	—	38.4

Base Sales	$111.2	$74.7	$8.2	$5.8	$199.9	$110.9	$100.1	$23.2	$5.6	$239.8

Sales / Ton	$1,131	$1,130	$1,667	N/A	$1,176	$1,202	$1,327	$1,601	N/A	$1,313

Base Sales / Ton	$1,014	$1,003	$1,519	N/A	$1,054	$1,047	$1,122	$1,381	N/A	$1,132

	Six Months Ended June 30,

	2016					2015

	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total

Tons	216.9	146.6	12.3	—	375.8	207.9	205.7	69.4	—	483.0

Net Sales	$245.4	$166.5	$19.0	$10.1	$441.0	$258.6	$283.3	$114.6	$10.4	$666.9

Less: Surcharges	21.7	15.6	1.4	—	38.7	40.6	52.5	20.4	—	113.5

Base Sales	$223.7	$150.9	$17.6	$10.1	$402.3	$218.0	$230.8	$94.2	$10.4	$553.4

Sales / Ton	$1,131	$1,136	$1,545	N/A	$1,173	$1,244	$1,377	$1,651	N/A	$1,381

Base Sales / Ton	$1,031	$1,029	$1,431	N/A	$1,071	$1,049	$1,122	$1,357	N/A	$1,146

Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015:

Current Assets	June 30, 2016	December 31, 2015

Cash and cash equivalents	$37.2	$42.4

Accounts receivable, net	97.4	80.9

Inventories, net	157.4	173.9

Deferred charges and prepaid expenses	1.7	11.4

Other current assets	6.9	9.2

Total Current Assets	$300.6	$317.8

Refer to the “Liquidity and Capital Resources” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivable, net increased $16.5 million and inventories, net decreased by $16.5 million due to higher sales in the second quarter of 2016 compared to the fourth quarter of 2015. Inventories also decreased primarily due to continued efforts to reduce inventory to align with anticipated sales volumes. Deferred charges and prepaid expenses decreased by $9.7 million due primarily to the receipt of tax refunds.

Property, Plant and Equipment	June 30, 2016	December 31, 2015

Property, plant and equipment, net	$750.0	$769.3

Property, plant and equipment, net decreased $19.3 million as of June 30, 2016 from the balance as of December 31, 2015. The decrease was due to depreciation expense of approximately $34 million partially offset by capital expenditures, excluding accruals of approximately $1 million, during the six months ended June 30, 2016.

Other Assets	June 30, 2016	December 31, 2015

Pension assets	$24.1	$20.0

Intangible assets, net	27.3	30.6

Other non-current assets	5.4	4.1

Total Other Assets	$56.8	$54.7

Pension assets increased $4.1 million as of June 30, 2016 from the balance as of December 31, 2015. This increase in the funded status of certain retirement plans was primarily driven by the expected return on plan assets exceeding service and interest costs and changes in the exchange rate. Intangible assets, net decreased $3.3 million from the balance as of December 31, 2015 primarily driven by approximately $3 million of amortization in the six months ended June 30, 2016.

Liabilities and Shareholders’ Equity	June 30, 2016	December 31, 2015

Current liabilities	$110.5	$104.2

Convertible notes, net	65.1	—

Other long-term debt	80.2	200.2

Accrued pension and postretirement costs - long-term	130.1	114.1

Deferred income taxes	25.2	26.9

Other non-current liabilities	12.4	10.0

Total shareholders’ equity	683.9	686.4

Total Liabilities and Shareholders’ Equity	$1,107.4	$1,141.8

Current liabilities increased to $110.5 million as of June 30, 2016 as compared to $104.2 million as of December 31, 2015. The change was primarily due to an increase in accounts payable of approximately $23 million from extended payment terms, offset by lower capital spending, lower benefit accruals, and lower restructuring accruals. Other long-term debt decreased for the period due to repayments of $120.0 million on the Amended Credit Agreement in the first half of 2016. Non-current accrued pension and postretirement cost increased as a result of the recognition of the six months ended June 30, 2016 expense, partially offset by payments made on the postretirement plans. The decrease in our non-current deferred income taxes related primarily to the non-current deferred tax assets generated by net operating losses, partially offset by the recognition of the non-current deferred tax liability for pension and postretirement expense during the six months ended June 30, 2016. Refer to Note 8 - “Changes in Shareholders’ Equity” in the Notes to our Unaudited Consolidated Financial Statements for details of the decrease in shareholders’ equity.

Liquidity and Capital Resources

Convertible Notes

In May 2016, we issued $75 million aggregate principal amount of Convertible Senior Notes, plus an additional $11.3 million principal amount to cover over-allotments (the “Convertible Notes”). The Convertible Notes bear cash interest at a rate of 6.0% per year, payable semiannually on June 1 and December 1 beginning on December 1, 2016. The Convertible Notes will mature on June 1, 2021, unless earlier repurchased or converted. The net proceeds received from the offering were $83.7 million, after deducting the initial underwriters’ discount and fees and the offering expenses payable. We used the net proceeds to repay a portion of the amounts outstanding under our Amended Credit Agreement.

Credit Agreement

During the third quarter of 2015, we projected that at December 31, 2015, we would not be in compliance with the interest coverage ratio covenant contained in our then-existing revolving credit facility, due to a steeper-than-expected drop in industrial demand driven by depressed commodity prices. Accordingly, on December 21, 2015, we amended and restated our existing revolving credit facility, effectively converting it from a cash flow-based facility to an asset-based facility in order to eliminate various financial covenants that are customary in cash flow-based facilities, including the interest coverage ratio covenant. As amended in December 2015, the revolving credit facility required us to maintain (i) certain minimum availability under the revolving credit facility, including a requirement to have availability of not less than $100 million for at least one day prior to July 1, 2016, and (ii) a minimum fixed charge coverage ratio of no less than 1.0 to 1.0 for the twelve-month periods ending July 31, 2017, August 31, 2017 and September 30, 2017, and thereafter on a springing basis if minimum availability requirements were not maintained.

On February 26, 2016, we entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Credit Agreement dated as of December 21, 2015 (as amended by the Amendment, the “Amended Credit Agreement) in order to provide more flexibility with respect to the amount and form of financing we could obtain to enhance our liquidity. The Amendment made several changes to the then-current revolving credit facility including, among other things: eliminating the one-time $100 million liquidity requirement; revising the timing of the applicability of, and eliminating the springing component related to, the fixed charge coverage ratio; permitting certain sale and leaseback transactions; and expanding the types of additional indebtedness that we are permitted to incur.

Pursuant to the Amendment, we also reduced the size of the revolving credit facility from $300 million to $265 million given that, in the near-term, it was unlikely that we would have a borrowing base sufficient to support such availability. The Amended Credit Agreement also includes a block on availability equal to the greater of $28.9 million or 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments, the block on availability will be equal to the greater of $20.0 million or 12.5% of the aggregate commitments), effectively reducing our borrowing base by the availability block.

The Amended Credit Agreement has a term of five years through June 30, 2019. The following represents a summary of key liquidity measures as of June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016

Cash and cash equivalents	$37.2	$37.5

Amended Credit Agreement:

Maximum availability	$203.7	$205.9

Amount borrowed	50.0	155.0

Letter of credit obligations	1.6	0.7

Availability not borrowed	152.1	50.2

Availability block	33.1	33.1

Net availability	$119.0	$17.1

Total liquidity	$156.2	$54.6

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. We currently expect that our cash and cash equivalents on hand and expected cash flows from operations will be sufficient to meet liquidity needs; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring and cost reduction activities taken during 2015 that streamlined our organizational structure, lowered operating costs and increased liquidity. As we continue through these challenging market conditions, prudent capital allocation tactics have also been deployed. In the fourth quarter of 2015, the Board of Directors suspended the Company’s cash dividend. Additionally, we have reduced the cash being spent on capital expenditures by 40% over 2015 levels to $45 million, in accordance with the restrictions in our Amended Credit Agreement, including the deferral of certain elements of the previously announced advanced quench-and-temper facility.

As of June 30, 2016, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2016 operating plan and our long-range plan, we believe that our cash balance as of June 30, 2016 of $37.2 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through June 30, 2019, the maturity date of our Amended Credit Agreement.

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

For more details on the Amended Credit Agreement and the Convertible Notes, please refer to Note 6 - “Financing Arrangements” in the Notes to Unaudited Consolidated Financial Statements.

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2016 and 2015. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Six Months Ended June 30,

	2016	2015

Net cash provided by operating activities	$48.0	$62.2

Net cash used by investing activities	(15.2)	(34.3)

Net cash used by financing activities	(38.0)	(26.7)

(Decrease) Increase in Cash and Cash Equivalents	($5.2)	$1.2

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $48.0 million and $62.2 million, respectively. The $14.2 million decrease was primarily the result of approximately $22 million decrease in working capital and $7 million increase in net loss during the first half of 2016 as compared to the first half of 2015, partially offset by approximately $13 million of cash provided by a reimbursement from the postretirement plan assets for benefits previously paid by us during the first half of 2016.

Investing activities

Net cash used by investing activities for the six months ended June 30, 2016 and 2015 was $15.2 million and $34.3 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased $19.4 million due to lower spending compared to the six months ended June 30, 2015.

Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. Our $63 million construction in progress balance as of June 30, 2016 includes: (a) $45 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $18 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $35 million of additional costs including approximately $13 million relating to additional growth initiatives and continuous improvement and approximately $22 million of additional costs to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2016 was $38.0 million compared to $26.7 million for the six months ended June 30, 2015. The change was due to a $120 million repayment on the Amended Credit Agreement, partially offset by the proceeds of $86.3 million from the issuance of the Convertible Notes.

Covenant Compliance

Under the Amended Credit Agreement, we are required to comply with certain customary covenants, including covenants that limit our ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of our business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures we may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. The fixed charge coverage ratio is the ratio of EBITDA to fixed charges. Fixed charges include, among other things, cash interest, scheduled principal payments, cash taxes, dividends, capital expenditures, and capital lease obligation payments. As of June 30, 2016, we anticipate that EBITDA will need to be approximately $10 million in the first half of 2017, without considering capital expenditures, in order to comply with the fixed charge coverage ratio covenant as of June 30, 2017, and we believe that our earnings will be sufficient to meet this covenant throughout the term of the Amended Credit Agreement.

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

For additional discussion regarding risk factors related to our business and our debt, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Dividends and Share Repurchases

On November 13, 2015, our Board of Directors decided to suspend the cash dividend as we continue to manage through a challenging market environment. Our Board of Directors will review the dividend as business conditions improve.

On August 6, 2014, our Board of Directors approved a share repurchase plan pursuant to which we may repurchase up to three million of our outstanding common shares in the aggregate. This share repurchase plan expires on December 31, 2016. We may repurchase such shares from time to time in open market purchases or privately negotiated transactions. We are not obligated to acquire any particular number of common shares and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. We may make all or part of these purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

From inception of this program through June 30, 2016, $45.8 million was used to repurchase 1,540,093 shares under the share repurchase plan. No shares were repurchased during the first six months of 2016. Common shares repurchased are held as treasury shares. Our Amended Credit Agreement places certain limitations on our ability to repurchase our outstanding common shares.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Convertible notes and other long-term debt	$166.5	$—	$—	$136.3	$30.2
Interest payments	33.6	7.5	15.1	10.2	0.8
Operating leases	11.6	5.9	5.1	0.6	—
Purchase commitments	54.7	44.2	10.5	—	—
Retirement benefits	19.8	5.0	9.7	1.4	3.7

Total	$286.2	$62.6	$40.4	$148.5	$34.7

Other long-term debt includes the amended credit facility and certain revenue refunding bonds. Interest payments in the table above represents fixed interest payments on the convertible notes and estimated interest payments on variable rate debt computed using the assumption that the interest rate at June 30, 2016 was in effect for the remaining term of the variable rate debt. Actual interest could vary. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

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

There have been no material changes to these policies during the six months ended June 30, 2016. For a summary of the critical accounting policies and estimates that we used in the preparation of our Consolidated Financial Statements, see our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Amended Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of June 30, 2016, we have $145.3 million of aggregate debt outstanding, of which $80.2 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $0.8 million annually, with a corresponding decrease in income before income taxes of the same amount.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2016.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)

April 1 - 30, 2016	—	$—	—	1,459,907
May 1 - 31, 2016	—	$—	—	1,459,907
June 1 - 30, 2016	—	$—	—	1,459,907

Total	—	$—	—	1,459,907

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*	Form of Director Deferred Share Grant Agreement

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date: August 4, 2016	/s/ Christopher J. Holding

Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Director Deferred Share Grant Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document