Form 10-Q
period 2016-09-30
TimkenSteel Corp
filed 2016-10-27
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2016
Common Shares, without par value	44,221,682

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars in millions, except per share data)
Net sales	$213.8	$232.7	$654.8	$899.6
Cost of products sold	211.3	253.2	638.7	884.6
Gross Profit (Loss)	2.5	(20.5)	16.1	15.0

Selling, general and administrative expenses	25.0	26.6	71.6	85.4
Impairment and restructuring charges	—	0.8	0.3	2.8
Operating Loss	(22.5)	(47.9)	(55.8)	(73.2)

Interest expense	3.9	0.9	8.0	2.0
Other expense, net	0.2	1.0	1.7	2.4
Loss Before Income Taxes	(26.6)	(49.8)	(65.5)	(77.6)
Benefit for income taxes	(10.0)	(19.0)	(24.8)	(29.4)
Net Loss	($16.6)	($30.8)	($40.7)	($48.2)

Per Share Data:
Basic loss per share	($0.38)	($0.69)	($0.92)	($1.08)
Diluted loss per share	($0.38)	($0.69)	($0.92)	($1.08)

Dividends per share	$—	$0.14	$—	$0.42
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars in millions)
Net loss	($16.6)	($30.8)	($40.7)	($48.2)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.5)	(1.1)	(2.8)	(1.1)
Pension and postretirement liability adjustments	(8.5)	6.1	0.8	17.2
Other comprehensive (loss) income, net of tax	(9.0)	5.0	(2.0)	16.1
Comprehensive Loss, net of tax	($25.6)	($25.8)	($42.7)	($32.1)
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$23.3	$42.4
Accounts receivable, net of allowances	103.8	80.9
2016 - $1.8 million; 2015 - $1.5 million
Inventories, net	155.4	173.9
Deferred charges and prepaid expenses	3.8	11.4
Other current assets	6.7	9.2
Total Current Assets	293.0	317.8

Property, Plant and Equipment, Net	743.5	769.3

Other Assets
Pension assets	11.0	20.0
Intangible assets, net	25.7	30.6
Other non-current assets	4.9	4.1
Total Other Assets	41.6	54.7
Total Assets	$1,078.1	$1,141.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$73.1	$49.5
Salaries, wages and benefits	18.2	21.4
Accrued pension and postretirement costs	3.2	3.2
Other current liabilities	21.4	30.1
Total Current Liabilities	115.9	104.2

Non-Current Liabilities
Convertible notes, net	65.6	—
Other long-term debt	70.2	200.2
Accrued pension and postretirement costs	143.8	114.1
Deferred income taxes	10.1	26.9
Other non-current liabilities	12.7	10.0
Total Non-Current Liabilities	302.4	351.2

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2016 and 2015 - 45.7 million shares	—	—
Additional paid-in capital	1,073.1	1,058.2
Retained deficit	(102.4)	(61.7)
Treasury shares - 2016 and 2015 - 1.5 million, respectively	(45.1)	(46.3)
Accumulated other comprehensive loss	(265.8)	(263.8)
Total Shareholders’ Equity	659.8	686.4
Total Liabilities and Shareholders’ Equity	$1,078.1	$1,141.8
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net loss	($40.7)	($48.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56.2	54.6
Amortization related to convertible notes	1.1	—
Amortization related to other long-term debt	0.8	0.3
Impairment charges	—	0.9
Loss on sale or disposal of assets	1.0	1.0
Deferred income taxes	(24.9)	(30.2)
Stock-based compensation expense	4.6	6.0
Pension and postretirement expense	21.2	22.9
Loss on pension settlement	5.4	—
Pension and postretirement contributions and payments	(3.1)	(12.2)
Reimbursement from postretirement plan assets	13.3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(23.0)	60.4
Inventories, net	18.5	97.8
Accounts payable, trade	23.6	(71.3)
Other accrued expenses	(8.4)	(33.8)
Deferred charges and prepaid expenses	7.6	17.7
Other, net	2.3	(2.1)
Net Cash Provided by Operating Activities	55.5	63.8

Investing Activities
Capital expenditures	(26.1)	(52.9)
Proceeds from disposals of property, plant and equipment	—	0.4
Net Cash Used by Investing Activities	(26.1)	(52.5)

Financing Activities
Cash dividends paid to shareholders	—	(18.7)
Purchase of treasury shares	—	(17.3)
Proceeds from exercise of stock options	—	1.5
Credit agreement repayments	(130.0)	(45.0)
Credit agreement borrowings	—	65.0
Issuance costs related to credit agreement	(1.7)	—
Proceeds from issuance of convertible notes	86.3	—
Issuance costs related to convertible notes	(3.1)	—
Net transfers to Timken and affiliates	—	(0.5)
Net Cash Used by Financing Activities	(48.5)	(15.0)
Effect of exchange rate changes on cash	—	—
Decrease In Cash and Cash Equivalents	(19.1)	(3.7)
Cash and cash equivalents at beginning of period	42.4	34.5
Cash and Cash Equivalents at End of Period	$23.3	$30.8
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

Recently Issued Accounting Standards
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)”. The guidance is intended to reduce diversity in practice in how certain items are classified in the cash flow statement. It is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted, provided that all the issues addressed in the standard are adopted in the same period. Retrospective transition is required. TimkenSteel plans to adopt ASU 2016-15 effective January 1, 2017, and the adoption is not expected to have a material effect on its Statements of Cash Flows.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and will supersede Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required about the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date of annual reporting periods beginning after December 15, 2016. The FASB issued additional amendments to ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the principal versus agent evaluation and how to apply the control principle to certain arrangements. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. This ASU amends the guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for ASU 2016-08 and ASU 2016-12 are the same as those for ASU 2014-09. TimkenSteel is currently evaluating the impact of the adoption of ASU 2014-09 and the additional amendments on its results of operations and financial condition.
In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU will affect several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows and accounting for forfeitures. It is effective for fiscal years beginning after December 15, 2016, including interim periods, with early adoption permitted. TimkenSteel will adopt ASU 2016-09 effective January 1, 2017, and the adoption is not expected to have a material effect on its results of operations, financial condition, and cash flows.
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

Note 3 - Inventories
The components of inventories, net as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Inventories, net:
Manufacturing supplies	$38.5	$43.3
Raw materials	13.5	14.6
Work in process	60.5	59.5
Finished products	51.7	64.9
Subtotal	164.2	182.3
Allowance for surplus and obsolete inventory	(8.8)	(8.4)
Total Inventories, net	$155.4	$173.9
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
The LIFO reserve as of September 30, 2016 and December 31, 2015 was $43.1 million and $51.4 million, respectively. TimkenSteel projects that its LIFO reserve will decrease for the year ending December 31, 2016 due primarily to lower anticipated manufacturing costs and inventory quantities.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Property, Plant and Equipment, net:
Land	$13.4	$13.4
Buildings and improvements	418.2	418.2
Machinery and equipment	1,332.3	1,298.2
Construction in progress	63.0	74.9
Subtotal	1,826.9	1,804.7
Less allowances for depreciation	(1,083.4)	(1,035.4)
Property, Plant and Equipment, net	$743.5	$769.3
Total depreciation expense was $51.0 million and $49.7 million for the nine months ended September 30, 2016 and 2015, respectively. TimkenSteel recorded capitalized interest related to construction projects of $0.5 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. TimkenSteel recorded impairment charges of $0.9 million related to the discontinued use of certain assets during the nine months ended September 30, 2015.
On February 26, 2016, TimkenSteel entered into an agreement for the sale and leaseback of the Company’s Canton, Ohio office facilities for a purchase price of $20 million. During the second quarter, the Company terminated the agreement and no further obligations exist between the parties.

Note 5 - Intangible Assets
The components of intangible assets, net as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.8	$4.0	$2.8	$6.8	$3.7	$3.1
Technology use	9.0	5.2	3.8	9.0	4.7	4.3
Capitalized software	58.2	39.1	19.1	57.9	34.7	23.2
Total Intangible Assets	$74.0	$48.3	$25.7	$73.7	$43.1	$30.6
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the nine months ended September 30, 2016 and 2015 was $5.2 million and $4.9 million, respectively.
Note 6 - Financing Arrangements
Convertible Notes
In May 2016, the Company issued $75.0 million aggregate principal amount of Convertible Senior Notes, and an additional $11.3 million principal amount to cover over-allotments (the “Convertible Notes”).
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
The components of the Convertible Notes are as follows:

	September 30, 2016	December 31, 2015
Principal	$86.3	$—
Less: Debt issuance costs, net of amortization	(2.2)	—
Less: Debt discount, net of amortization	(18.5)	—
Convertible notes, net	$65.6	$—
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

Transaction costs were allocated to the liability and equity components based on their relative values. Transaction costs attributable to the liability component of $2.4 million are amortized to interest expense over the term of the Convertible Notes, and transaction costs attributable to the equity component of $0.7 million are included in shareholders’ equity.
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest expense	$1.3	$—	$1.7	$—
Amortization of debt issuance costs	0.1	—	0.2	—
Amortization of debt discount	0.7	—	0.9	—
Total	$2.1	$—	$2.8	$—
The fair value of the Convertible Notes was approximately $80.9 million as of September 30, 2016. The fair value of the Convertible Notes, which falls within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature.
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
Other Long-Term Debt
The components of other long-term debt as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.84% as of September 30, 2016)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.83% as of September 30, 2016)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.84% as of September 30, 2016)	8.5	8.5
Amended Credit Agreement, due 2019 (LIBOR plus applicable spread)	40.0	170.0
Total Other Long-Term Debt	$70.2	$200.2
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
Borrowings under the Amended Credit Agreement bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 3.00% to 3.50%) and an additional 0.75% on the machinery and equipment component or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the Amended and Restated Credit Agreement, with no rate floor), plus an applicable margin (varying from 2.00% to 2.50%). The Amended Credit Agreement also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin of 0.50%. The applicable margins are calculated quarterly and vary based on TimkenSteel’s average quarterly availability as set forth in the Amended Credit Agreement. The interest rate under the Amended Credit Agreement was 4.6% as of September 30, 2016. The amount available under the Amended Credit Agreement as of September 30, 2016 was $129.4 million net, after reducing for the block on availability of $33.1 million.
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
On September 1, 2016, the Water Bonds were remarketed in connection with the delivery of a replacement letter of credit issued by JP Morgan Chase Bank, N.A. The key terms of the Water Bonds did not change as a result of the remarketing.
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
Advanced Quench-and-Temper Facility
In the second quarter of 2015, TimkenSteel entered into a capital lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Unaudited Consolidated Financial Statements. As of September 30, 2016, $36.4 million has been spent on the new advanced quench-and-temper facility and is reported in property, plant and equipment, net in the Unaudited Consolidated Balance Sheets. Of this amount, $10.8 million has been financed through the capital lease arrangement described above.

Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2015	($6.3)	($257.5)	($263.8)
Other comprehensive (loss) income before reclassifications, before income tax	(2.8)	(19.5)	(22.3)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	20.2	20.2
Income tax benefit	—	0.1	0.1
Net current period other comprehensive (loss) income, net of income taxes	(2.8)	0.8	(2.0)
Balance at September 30, 2016	($9.1)	($256.7)	($265.8)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2014	($4.8)	($292.5)	($297.3)
Other comprehensive (loss) income before reclassifications, before income tax	(1.1)	0.5	(0.6)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	26.7	26.7
Income tax expense	—	(10.0)	(10.0)
Net current period other comprehensive (loss) income, net of income tax	(1.1)	17.2	16.1
Balance at September 30, 2015	($5.9)	($275.3)	($281.2)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in cost of products sold and selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations. These components are included in the computation of net periodic benefit cost.
In the third quarter of 2016, the Company remeasured its pension obligations and plan assets associated with the TimkenSteel Corporation Retirement Plan.  See Note 9 for additional information.
Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the nine months ended September 30, 2016 were as follows:

	Total	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$686.4	$1,058.2	($61.7)	($46.3)	($263.8)
Net loss	(40.7)	—	(40.7)	—	—
Pension and postretirement adjustment, net of tax	0.8	—	—	—	0.8
Foreign currency translation adjustments	(2.8)	—	—	—	(2.8)
Stock-based compensation expense	4.6	4.6	—	—	—
Issuance of treasury shares	—	(1.2)	—	1.2	—
Equity component of convertible notes, net	18.7	18.7	—	—	—
Deferred tax liability on convertible notes	(7.2)	(7.2)	—	—	—
Balance at September 30, 2016	$659.8	$1,073.1	($102.4)	($45.1)	($265.8)

Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$3.9	$0.4	$4.3	$0.4
Interest cost	13.2	2.4	12.8	2.3
Expected return on plan assets	(18.1)	(1.5)	(19.4)	(1.7)
Amortization of prior service cost	0.1	0.2	0.1	0.3
Amortization of net actuarial loss	6.3	—	8.7	—
Settlement loss	5.4	—	—	—
Net Periodic Benefit Cost	$10.8	$1.5	$6.5	$1.3

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	11.7	1.2	$12.6	$1.3
Interest cost	39.8	7.1	38.5	7.0
Expected return on plan assets	(54.3)	(4.5)	(58.1)	(5.1)
Amortization of prior service cost	0.4	0.8	0.4	0.8
Amortization of net actuarial loss	19.0	—	25.5	—
Settlement loss	5.4	—	—	—
Net Periodic Benefit Cost	$22.0	$4.6	$18.9	$4.0
Net periodic benefit costs are included in the Unaudited Consolidated Statements of Operations as a component of cost of products sold and selling, general and administrative expenses.
In the third quarter of 2016, the Company amended its postretirement benefit plans relating to its non-bargaining retirees, effective January 1, 2017, to provide for the transition of certain Medicare-eligible retirees and their eligible dependents from company-sponsored group retiree medical coverage to individual health insurance purchased through an insurance company private exchange. The change was deemed to be insignificant and therefore, interim remeasurement was not necessary.

The TimkenSteel Corporation Retirement Plan (Salaried Plan) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the third quarter of 2016, the cumulative cost of all settlements exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. The Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of September 30, 2016, which resulted in a non-cash pre-tax loss from the settlement of $5.4 million.  The Company anticipates additional settlement losses will be recorded in the fourth quarter.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss for basic and diluted earnings per share	($16.6)	($30.8)	($40.7)	($48.2)

Denominator:
Weighted average shares outstanding, basic	44,221,310	44,431,092	44,215,373	44,636,149
Dilutive effect of stock-based awards	—	—	—	—
Weighted average shares outstanding, diluted	44,221,310	44,431,092	44,215,373	44,636,149

Basic loss per share	($0.38)	($0.69)	($0.92)	($1.08)
Diluted loss per share	($0.38)	($0.69)	($0.92)	($1.08)
Note 11 - Income Tax Benefit
TimkenSteel’s benefit for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Benefit for income taxes	($10.0)	($19.0)	($24.8)	($29.4)
Effective tax rate	37.6%	38.2%	37.9%	37.9%
The effective tax rate for the three months ended September 30, 2016 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local tax differences and foreign and domestic mix of pretax book income.
The effective tax rate for the three months ended September 30, 2015 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local taxes, and certain discrete tax items.
The effective tax rate for the nine months ended September 30, 2016 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local tax differences, certain discrete tax items, foreign and domestic mix of pretax book income, and other permanent differences.
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

Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency and similar state or local authorities. TimkenSteel recorded reserves for such environmental matters as other current and non-current liabilities on the Unaudited Consolidated Balance Sheets. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations.

	2016	2015
Beginning Balance, January 1	$1.3	$1.3
Expenses, net	—	—
Payments	(0.4)	(0.3)
Ending Balance, September 30	$0.9	$1.0
Note 13 - Restructuring Charges
During the second quarter of 2015, TimkenSteel approved and began implementing a cost reduction plan that resulted in the reduction of TimkenSteel’s salaried and hourly headcount. As of September 30, 2016 and December 31, 2015, TimkenSteel had a $0.2 million and $2.3 million reserve for such restructuring charges, respectively, classified as other current liabilities on the Unaudited Consolidated Balance Sheets. The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2016:

Balance at December 31, 2015	$2.3
Expenses	0.3
Payments	(2.4)
Balance at September 30, 2016	$0.2
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Business Overview
TimkenSteel Corporation (we, us, our, the Company or TimkenSteel) was incorporated in Ohio on October 24, 2013, and became an independent, publicly traded company as the result of a spinoff from The Timken Company (Timken) on June 30, 2014.
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
Results of Operations

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)	% Change
Net sales	$213.8	$232.7	($18.9)	(8.1)%
Net sales, excluding surcharges	184.9	201.7	(16.8)	(8.3)%
Gross profit (loss)	2.5	(20.5)	23.0	112.2%
Gross margin	1.2%	(8.8)%	NM	1,000 bps
Selling, general and administrative expenses	25.0	26.6	(1.6)	(6.0)%
Net loss	(16.6)	(30.8)	(14.2)	(46.1)%
Average scrap index per ton (30 day lag)	272	265	7.0	2.6%
Average selling price per ton, including surcharges	$1,202	$1,302	($100)	(7.7)%
Shipments (in tons)	177,823	178,747	(924)	(0.5)%
Melt utilization	44%	40%	NM	NM

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	% Change
Net sales	$654.8	$899.6	($244.8)	(27.2)%
Net sales, excluding surcharges	587.2	755.1	(167.9)	(22.2)%
Gross profit	16.1	15.0	1.1	7.3%
Gross margin	2.5%	1.7%	NM	80 bps
Selling, general and administrative expenses	71.6	85.4	(13.8)	(16.2)%
Net loss	(40.7)	(48.2)	(7.5)	(15.6)%
Average scrap index per ton (30 day lag)	229	283	(54.0)	(19.1)%
Average selling price per ton, including surcharges	$1,183	$1,359	($176)	(13.0)%
Shipments (in tons)	553,646	661,785	(108,139)	(16.3)%
Melt utilization	45%	51%	NM	NM

The table above presents net sales, adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We believe presenting net sales adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base price and product mix.
Net Sales
Net sales for the third quarter of 2016 were $213.8 million, a decrease of $18.9 million compared to the third quarter of 2015. Excluding surcharges, net sales decreased $16.8 million, or 8.3%. The decrease was driven primarily by a 37.7% decrease in ship tons in the energy end market and a 2.0% decrease from normal seasonality in automotive end markets. Lower shipments for the third quarter of 2016 in the energy end market were driven primarily by a decrease in the U.S. rig count of about 40% compared to the third quarter of 2015.
Net sales for the first nine months of 2016 were $654.8 million, a decrease of $244.8 million compared to the first nine months of 2015. Excluding surcharges, net sales decreased $167.9 million, or 22.2%. The decrease was driven primarily by lower ship tons of approximately 76.0% in the energy end market and 19.9% in the industrial end market. Lower shipments for the first nine months of 2016 in the energy end market were driven primarily by a decrease in the U.S. rig count compared to the first nine months of 2015. Lower shipments for the first nine months of 2016 in the industrial end market as compared to the first nine months of 2015 were due primarily to the ancillary impact of the decline in oil and gas markets.
Gross Profit (Loss)
Gross profit for the third quarter of 2016 was $2.5 million, an increase of $23.0 million, or 112.2%, compared to gross loss of $20.5 million for the third quarter of 2015. The increase was driven primarily by lower manufacturing costs of approximately $32 million and favorable raw material spread of approximately $9 million, partially offset by price/mix of approximately 9 million, lower LIFO income of approximately $7 million, and settlement expenses of $3 million.
Gross profit for the first nine months of 2016 was $16.1 million, an increase of $1.1 million, or 7.3%, compared to gross profit of $15.0 million for the first nine months of 2015. The increase was driven primarily by favorable raw material spread of approximately $40 million and lower manufacturing costs of approximately $36 million, partially offset by lower volume of approximately $31 million, price/mix of approximately $26 million, lower LIFO income of approximately $15 million, and settlement expenses of $3 million.
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
Melt utilization for the third quarter of 2016 was 44% compared to melt utilization of 40% for the third quarter of 2015. Weakness in commodity markets, declining rig counts and high inventory levels in the distribution supply chain, resulted in lower customer demand and therefore lower production volumes. In order to align our cost structure with market demand and continue to manage our breakeven levels to offset potential headwinds from product mix and price, in the second half of 2015 we implemented a $75 million cost reduction initiative. These actions, which included reducing headcount, lowering operating costs and minimizing capital expenditures, have exceeded the initial $75 million target. Additionally, stabilizing scrap markets have provided positive timing impacts from raw material spread and enabled the Company to generate EBITDA at below 50% melt utilization. We continue to believe that our breakeven rate of 50% is more representative in typical market environments.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses decreased $1.6 million, or 6.0%, for the third quarter of 2016 compared to the third quarter of 2015, and decreased $13.8 million, or 16.2%, for the first nine months of 2016 compared to the first nine months of 2015, due primarily to realized benefits of cost reduction actions, partially offset by $2.4 million of settlement expenses.

Interest Expense

	Three Months Ended September 30,
	2016	2015	$ Change
Cash interest paid	$1.1	$0.9	$0.2
Accrued interest on convertible notes	1.3	—	1.3
Amortization of convertible notes discount and deferred financing	1.5	—	1.5
Total Interest Expense	$3.9	$0.9	$3.0

	Nine Months Ended September 30,
	2016	2015	$ Change
Cash interest paid	$4.9	$2.0	$2.9
Accrued interest on convertible notes	1.7	—	1.7
Amortization of convertible notes discount and deferred financing	1.4	—	1.4
Total Interest Expense	$8.0	$2.0	$6.0
Interest expense for the third quarter of 2016 was $3.9 million, an increase of $3.0 million, compared to $0.9 million for the third quarter of 2015.  The increase was primarily due to the Convertible Senior Notes (Convertible Notes) issued in May, 2016.
Interest expense for the first nine months of 2016 was $8.0 million, an increase of $6.0 million, compared to $2.0 million for the first nine months of 2015. The increase was primarily due to the Convertible Notes.
Benefit for Income Taxes

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Benefit for income taxes	($10.0)	($19.0)	($9.0)	(47.4)%
Effective tax rate	37.6%	38.2%	NM	(60) bps

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Benefit for income taxes	($24.8)	($29.4)	($4.6)	(15.6)%
Effective tax rate	37.9%	37.9%	NM	0 bps
The decrease in the effective tax rate for the third quarter of 2016 compared to the third quarter of 2015 was primarily due to certain discrete tax items.
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

Net Sales adjusted to exclude surcharges
(Tons in thousands)
	Three Months Ended September 30,
	2016					2015
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	100.5	70.2	7.1	—	177.8	102.4	64.9	11.4	—	178.7

Net Sales	$120.4	$79.7	$8.7	$5.0	$213.8	$124.7	$85.0	$17.7	$5.3	$232.7
Less: Surcharges	16.3	11.3	1.3	—	28.9	15.7	12.7	2.6	—	31.0
Base Sales	$104.1	$68.4	$7.4	$5.0	$184.9	$109.0	$72.3	$15.1	$5.3	$201.7

Net Sales / Ton	$1,198	$1,135	$1,225	N/A	$1,202	$1,218	$1,310	$1,553	N/A	$1,302
Base Sales / Ton	$1,036	$974	$1,042	N/A	$1,040	$1,064	$1,114	$1,325	N/A	$1,129

	Nine Months Ended September 30,
	2016					2015
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	317.4	216.8	19.4	—	553.6	310.4	270.5	80.9	—	661.8

Net Sales	$365.8	$246.2	$27.7	$15.1	$654.8	$383.3	$368.3	$132.3	$15.7	$899.6
Less: Surcharges	38.0	26.9	2.7	—	67.6	56.3	65.2	23.0	—	144.5
Base Sales	$327.8	$219.3	$25.0	$15.1	$587.2	$327.0	$303.1	$109.3	$15.7	$755.1

Net Sales / Ton	$1,152	$1,136	$1,428	N/A	$1,183	$1,235	$1,362	$1,635	N/A	$1,359
Base Sales / Ton	$1,033	$1,012	$1,289	N/A	$1,061	$1,053	$1,121	$1,351	N/A	$1,141
Balance Sheet
The following discussion is a comparison of the Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015:

Current Assets	September 30, 2016	December 31, 2015
Cash and cash equivalents	$23.3	$42.4
Accounts receivable, net	103.8	80.9
Inventories, net	155.4	173.9
Deferred charges and prepaid expenses	3.8	11.4
Other current assets	6.7	9.2
Total Current Assets	$293.0	$317.8
Refer to the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivable, net increased $22.9 million or 28% due to a 20% increase in September shipments over December and 17% increase in net sales per ton, primarily from increase in surcharge revenue from higher No. 1 Busheling index. Inventories, net decreased $18.5 million due to 20% higher shipments in September than December. Inventories also decreased primarily due to continued efforts to reduce inventory to align with anticipated sales volumes. Deferred charges and prepaid expenses decreased $7.6 million due primarily to the receipt of tax refunds.

Property, Plant and Equipment	September 30, 2016	December 31, 2015
Property, plant and equipment, net	$743.5	$769.3
Property, plant and equipment, net decreased $25.8 million. The decrease was primarily due to depreciation expense of approximately $51.0 million, partially offset by capital expenditures of $26.1 million, during the nine months ended September 30, 2016.

Other Assets	September 30, 2016	December 31, 2015
Pension assets	$11.0	$20.0
Intangible assets, net	25.7	30.6
Other non-current assets	4.9	4.1
Total Other Assets	$41.6	$54.7
Pension assets decreased $9.0 million. This decrease was primarily driven by the remeasurement of pension obligations and plan assets for the TimkenSteel Corporation Retirement Plan (see Note 9), partially offset by the expected return on plan assets exceeding service and interest costs as well as contributions to a foreign pension plan. Intangible assets, net decreased $4.9 million primarily due to amortization in the nine months ended September 30, 2016.

Liabilities and Shareholders’ Equity	September 30, 2016	December 31, 2015
Current liabilities	$115.9	$104.2
Convertible notes, net	65.6	—
Other long-term debt	70.2	200.2
Accrued pension and postretirement costs - long-term	143.8	114.1
Deferred income taxes	10.1	26.9
Other non-current liabilities	12.7	10.0
Total shareholders’ equity	659.8	686.4
Total Liabilities and Shareholders’ Equity	$1,078.1	$1,141.8
Current liabilities increased $11.7 million. This increase was primarily due to an increase in accounts payable of approximately $24 million from extended payment terms, offset by lower capital spending, lower benefit accruals, and lower restructuring accruals.
See Note 6, “Financing Arrangements,” in the Notes to Unaudited Consolidated Financial Statements for a discussion of the change in the Convertible Notes.
Other long-term debt decreased due to repayments of $130.0 million on the Amended Credit Agreement primarily from net operating cash flows and proceeds from the issuance of Convertible Notes.
Accrued pension and postretirement costs - long-term increased as a result of the remeasurement of pension obligations and plan assets for the TimkenSteel Corporation Retirement Plan, VEBA reimbursement of certain retiree expenses incurred by the Company, and recognition of year-to-date pension and post retirement expense, partially offset by postretirement and pension payments. See Note 9, “Retirement and Postretirement Plans” in the Notes to Unaudited Consolidated Financial Statements.
The decrease in non-current deferred income taxes related primarily to the non-current deferred tax assets generated by net operating losses, partially offset by the recognition of the non-current deferred tax liability for pension and postretirement expense.
Refer to Note 8 “Changes in Shareholders' Equity,” in the Notes to Unaudited Consolidated Financial Statements for details of the decrease in Shareholders’ Equity.
Liquidity and Capital Resources
Convertible Notes
In May 2016, we issued $75 million aggregate principal amount of Convertible Notes, plus an additional $11.3 million principal amount to cover over-allotments. The Convertible Notes bear cash interest at a rate of 6.0% per year, payable semiannually on June 1 and December 1, beginning on December 1, 2016. The Convertible Notes will mature on June 1, 2021, unless earlier repurchased or converted. The net proceeds received from the offering were $83.7 million, after deducting the initial underwriters’ discount and fees and the offering expenses payable. We used the net proceeds to repay a portion of the amounts outstanding under our Amended Credit Agreement.

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

Pursuant to the Amendment, we also reduced the size of the revolving credit facility from $300 million to $265 million given that, in the near-term, it was unlikely that we would have a borrowing base sufficient to support such availability. The Amended Credit Agreement also includes a block on availability equal to the greater of $28.9 million or 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments, the block on availability will be equal to the greater of $20.0 million or 12.5% of the aggregate commitments), effectively reducing our borrowing base by the availability block. Refer to Note 6, “Financing Arrangements,” in the Notes to Unaudited Consolidated Financial Statements and the Covenant Compliance section within Management’s Discussion and Analysis for details on the Amended Credit Agreement covenants.
The Amended Credit Agreement has a term of five years through June 30, 2019. The following represents a summary of key liquidity measures as of September 30, 2016, June 30, 2016, and March 31, 2016:

	September 30, 2016	June 30, 2016	March 31, 2016
Cash and cash equivalents	$23.3	$37.2	$37.5

Amended Credit Agreement:
Maximum availability	$204.1	$203.7	$205.9
Amount borrowed	40.0	50.0	155.0
Letter of credit obligations	1.6	1.6	0.7
Availability not borrowed	162.5	152.1	50.2
Availability block	33.1	33.1	33.1
Net availability	$129.4	$119.0	$17.1

Total liquidity	$152.7	$156.2	$54.6
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
As of September 30, 2016, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2016 operating plan and our long-range plan, we believe that our cash balance as of September 30, 2016 of $23.3 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through June 30, 2019, the maturity date of our Amended Credit Agreement.
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
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2016 and 2015. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$55.5	$63.8
Net cash used by investing activities	(26.1)	(52.5)
Net cash used by financing activities	(48.5)	(15.0)
Decrease in Cash and Cash Equivalents	($19.1)	($3.7)
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $55.5 million and $63.8 million, respectively. The $8.3 million decrease was primarily due to the effect of managing working capital to current volume levels of $48.1 million, primarily offset by lower pension and postretirement of $22.4 million, $7.5 million decrease in net loss, and $5.4 million of non-cash pension settlement expense. Refer to the Consolidated Statements of Cash Flows for additional information.
Investing activities
Net cash used by investing activities for the nine months ended September 30, 2016 and 2015 was $26.1 million and $52.5 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased $26.8 million due to lower spending compared to the nine months ended September 30, 2015.
Our business sometimes requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our $63 million construction in progress balance as of September 30, 2016 includes: (a) $45 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $18 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $34 million of additional costs including approximately $13 million relating to additional growth initiatives and continuous improvement and approximately $21 million of additional costs to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.
Financing activities
Net cash used by financing activities for the nine months ended September 30, 2016 was $48.5 million compared to $15.0 million for the nine months ended September 30, 2015. The change was mainly due to a $130 million repayment on the Amended Credit Agreement, partially offset by the proceeds of $86.3 million from the issuance of the Convertible Notes.
Covenant Compliance
Under the Amended Credit Agreement, we are required to comply with certain customary covenants, including covenants that limit our ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of our business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures we may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. The fixed charge coverage ratio is the ratio of EBITDA to fixed charges. Fixed charges include, among other things, cash interest, scheduled principal payments, cash taxes, dividends, capital expenditures, and capital lease obligation payments. As of September 30, 2016, we anticipate that EBITDA will need to be approximately $10 million in the first half of 2017, without considering capital expenditures, in order to comply with the fixed charge coverage ratio covenant as of June 30, 2017, and we believe that our earnings will be sufficient to meet this covenant throughout the term of the Amended Credit Agreement.
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
From inception of this program through September 30, 2016, $45.1 million was used to repurchase 1,540,093 shares under the share repurchase plan. No shares were repurchased during the first nine months of 2016 as our Amended Credit Agreement places certain limitations on our ability to repurchase our outstanding common shares.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2016.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible notes and other long-term debt	$156.5	$—	$—	$126.3	$30.2
Interest payments	33.8	7.3	14.5	10.4	1.6
Operating leases	9.7	5.1	4.2	0.4	—
Purchase commitments	48.1	39.4	8.7	—	—
Retirement benefits	19.8	5.0	9.7	1.4	3.7
Total	$267.9	$56.8	$37.1	$138.5	$35.5
Other long-term debt includes the amended credit facility and certain revenue refunding bonds. Interest payments in the table above represents fixed interest payments on the convertible notes and estimated interest payments on variable rate debt computed using the assumption that the interest rate at September 30, 2016 was in effect for the remaining term of the variable rate debt. Actual interest could vary. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.
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
There have been no material changes to these policies during the nine months ended September 30, 2016. For a summary of the critical accounting policies and estimates that we used in the preparation of our Consolidated Financial Statements, see our Annual Report on Form 10-K for the year ended December 31, 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Amended Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2016, we have $135.8 million of aggregate debt outstanding, of which $70.2 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $0.7 million annually, with a corresponding increase in loss before income taxes of the same amount.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2016.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2016	—	$—	—	1,459,907
August 1 - 31, 2016	—	$—	—	1,459,907
September 1 - 30, 2016	—	$—	—	1,459,907
Total	—	$—	—	1,459,907

(1)
All shares not included in the number of shares purchased as part of publicly announced plans or programs were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
On August 6, 2014, the Company announced that its Board of Directors approved a share repurchase plan pursuant to which the Company may repurchase up to 3 million of its common shares in the aggregate. This share repurchase plan expires on December 31, 2016. The Company may repurchase such shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of these repurchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The Company’s Amended Credit Agreement places certain limitations on its ability to repurchase its outstanding common shares.

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

TIMKENSTEEL CORPORATION

Date:	October 27, 2016	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document