Form 10-K
period 2016-12-31
TimkenSteel Corp
filed 2017-03-16
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was $425,406,847 based on the closing sale price as reported on the New York Stock Exchange for that date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2017
Common Shares, without par value	44,370,059 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2017 Annual Meeting of Shareholders	Part III

1

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
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes) and value-add solutions, such as precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
Based on our knowledge of the steel industry, we believe we are the only focused SBQ steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among the North American steel producers. In addition, we are the only steel manufacturer able to produce rolled SBQ steel large bars up to 16-inches in diameter. SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create custom steel products with a competitive cost structure similar to that of a high-volume producer. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains. We believe our unique operating model and production assets give us a competitive advantage in our industry.

The SBQ bars and tubes production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, TX), Tryon Peak (Columbus, NC), and St. Clair (Eaton, OH). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.

Operating Segments
Effective January 1, 2016, we eliminated our segment reporting as a result of organizational changes made in the second half of 2015, in addition to the integrated nature of our business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, we centralized our customer-facing activities under one leadership role and eliminated the former two segment operating structure. Since that change, we are organized in a centralized manner based on functionality. As a result, we conduct our business activities and report financial results as one business segment.

The presentation of financial results as one reportable segment is consistent with the way we operate our business under the realigned organization and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of our operations.

Industry Segments and Geographical Financial Information
Information required by this Item is incorporated herein by reference to Note 11 - Segment Information in the Notes to the Consolidated Financial Statements.
Strengths and Strategy
We believe our business model is unique in our industry and focuses on creating tailored products and services for our customers’ most demanding applications and supply chains. Our team, including degreed engineers and experienced manufacturing professionals in both materials and applications, works closely with each customer to deliver flexible solutions related to our products as well as their applications and supply chains. We believe few others can consistently deliver that kind of customization and responsiveness.
The TimkenSteel business model delivers these tailored solutions based on the following foundation:

•	Deep and experienced management and technical team.

•	Close and trusted working relationship with customers across diverse end markets.

•	Leadership position in niche markets with differentiated products.

•
Track record of innovation rooted in a deep technical knowledge of steel materials, manufacturing processes and end-user applications. Our research and development efforts focus on creating the answers to our customers’ toughest engineering challenges and then leveraging those answers into new product offerings. On average, over a 5-year period, 30% of our sales are based on new business.

Recent capital investments are expected to significantly strengthen our leadership position while enhancing our operational performance and customer service.
Major Customers
We sell products and services that are used in a diverse range of demanding applications around the world. Our customers include companies in the following market sectors: oil and gas; oil country tubular goods; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. Our customer base is diverse. In 2016, we did not have direct sales to any single customer that accounted for 10% or more of our total sales.
Products
We believe we produce some of the cleanest, highest performing alloy air-melted steels in the world for our customers’ most demanding applications. Most of our steel is custom-engineered. We leverage our technical knowledge, development expertise and production and engineering capabilities across all of our products and end-markets to deliver high-performance products to our customers.
SBQ Steel and Seamless Mechanical Steel Tubing. Our focus is on alloy steel, although in total we manufacture more than 500 grades of high-performance carbon, micro-alloy and alloy steel, sold as ingots, bars and tubes. These products are custom-made in a variety of chemistries, lengths and finishes. Our metallurgical expertise and what we believe to be unique operational capabilities drive high-value solutions for industrial, energy and mobile customers. Our specialty steels are featured in a wide variety of end products including: oil country drill pipe; bits and collars; gears; hubs; axles; crankshafts and connecting rods; bearing races and rolling elements; bushings; fuel injectors; wind energy shafts; anti-friction bearings; and other demanding applications where mechanical power transmission is critical to the end customer.
Value-added Precision Products and Services. In addition to our customized steels, we also custom-make precision components that provide us with the opportunity to further expand our market for bar and tube products and capture additional sales by streamlining customer supply chains. These products provide customers, especially those in the automotive, energy and bearing industries, with ready-to-finish components that simplify vendor management, streamline supply chains and often cost less than other alternatives. We also customize products and services for the energy market sector. We offer well-boring and finishing products that, when combined with our wide range of high-quality alloy steel bars and tubes, can create a one-stop steel source for customers in the energy market sector. Our experts operate precision honing, pull-boring, skiving, outside diameter turning and milling equipment to deliver precision hole-finishing to meet exacting dimensional tolerances.
Sales and Distribution

Our sales force is largely made up of engineers that are backed by a team of metallurgists and other technical experts. While most of our products are sold directly to original equipment (OE) manufacturers, a portion of our sales are made through authorized distributors and steel service centers, representing approximately 15% of net sales during 2016.
The majority of our customers are served through individually-negotiated price agreements that have a one-year term. A smaller percentage of our customers have pricing agreements that extend for more than one year and contain prices fixed for a period extending beyond current shipments. We do not believe that there is any significant loss of earnings risk with any given pricing term.
Competition
The steel industry, both domestically and globally, is highly competitive and is expected to remain so. Maintaining high standards of product quality and reliability, while keeping production costs competitive, is essential to our ability to compete with domestic and foreign manufacturers of mechanical components and alloy steel. For bar products less than 6-inch in diameter, principal competitors include foreign-owned domestic producers Gerdau Special Steel North America (a unit of Brazilian steelmaker Gerdau, S.A) and Republic Steel (a unit of Mexican steel producer ICH). For bar products up to 9-inch in diameter, domestic producers Steel Dynamics, Inc. and Nucor Corporation (in some cases up to 10-inch) are our principal competitors. For very large bars from 10 to 16 inches in diameter, offshore producers as well as specialty forging companies in North America such as Scot Forge and Sorel Steel are the primary competitors. For seamless mechanical tubing, offshore producers such as Tenaris, S.A., Vallourec, S.A. and TMK Group are our primary competitors as well as the foreign-owned domestic producer ArcelorMittal Tubular Products (a unit of Luxembourg based ArcelorMittal, S.A.). We also provide unique value-added steel products and supply chain solutions to our customers in the industrial, energy and automotive sectors.
Backlog
The backlog of orders for our operations is estimated to have been approximately 200,000 tons at both December 31, 2016 and December 31, 2015.
Virtually our entire backlog at December 31, 2016 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers’ ever-changing production schedules. During these periods of shorter lead times, backlog may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.
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
In addition to accessing scrap and alloys through the open market, we have established a scrap return supply chain with many of our customers. We operate a scrap processing company for improved access, reliability and cost. Our raw material feeder system is designed to achieve high consistency, reliable chemistry and low variability from a number of our sources. We have extensive segregation points, chemistry monitoring, computerized modeling of variability and total systems optimization (inventory, operating practices, capacity impact, order book, procurement flexibility and strategy). Roughly 40% of our raw material sources are considered “highly controlled,” which gives us greater flexibility to substitute lower-cost scrap based on availability. Our raw material management process achieves procurement at competitive costs. This part of our business solidly rests on a deep knowledge of the raw material supply industry and an extensive network of relationships that result in steady, reliable supply from our raw material sources.
Research
Our engineers analyze customer application challenges and develop new solutions to address them. With a century of experience in materials science and steelmaking, we leverage our technical know-how to improve the performance of our customers’ products and supply chains.
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
Our research and development expenditures for the years ended December 31, 2016, 2015 and 2014 were $8.0 million, $8.6 million and $8.5 million, respectively.
Environmental Matters
We continue our efforts to protect the environment and comply with environmental protection laws. Additionally, we have invested in pollution control equipment and updated plant operational practices. We are committed to implementing a documented environmental management system worldwide which may include becoming certified under the ISO 14001 standard. As of December 31, 2016, all of our steel making and two of our value-add plants have obtained and maintained ISO 14001 certification.
We believe we have established appropriate reserves to cover our environmental expenses. We have a well-established environmental compliance audit program for our domestic units. This program measures performance against applicable laws as well as against internal standards that have been established for all units. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, we are unsure of the future financial impact to us from the U.S. Environmental Protection Agency’s (EPA) rule changes related to the Clean Air Act (CAA), Clean Water Act, waste and other environmental rules and regulations.
We and certain of our subsidiaries located in the U.S. have been identified as potentially responsible parties under the Toxic Substance Control Act, Resource Conservation and Recovery Act, CAA as well as other state laws. In general, such claims for investigation and remediation also have been asserted against other entities, which are believed to be financially solvent and are expected to substantially fulfill their proportionate share of any obligations.
From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. As of December 31, 2016 and 2015, we recorded reserves for such environmental matters of $0.6 million and $0.8 million, respectively. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that the ultimate disposition of these matters should not have a material adverse effect on our financial position, cash flows, or results of operations.
Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Patents, Trademarks and Licenses
We own a number of U.S. and foreign patents, trademarks, licenses, copyrights and trade secrets, as well as substantial know-how and technology relating to certain products and the processes for their production. While we regard these as important, we do not deem our business to be materially dependent upon any one item or group of items.
Employment
At December 31, 2016, we had approximately 2,500 employees, with about 58% of our employees covered under one of two collective bargaining agreements that expire in September 2017 and December 2019, respectively. The collective bargaining agreement that expires in September 2017 covers approximately 57% of our employees.
Available Information
We use our Investor Relations website at http://investors.timkensteel.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. We post filings (including our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; our proxy statements and any amendments to those reports or statements) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). All such postings and filings are available on our website free of charge. In addition, our website allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our website. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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
Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. The steel industry has historically been characterized by periods of excess global capacity and supply. Excess global capacity and supply has, and could continue to, negatively affect domestic steel prices, which could adversely impact our results of operations and financial condition. High levels of steel imports into the U.S. could exacerbate a decrease in domestic steel prices.
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
We require substantial amounts of raw materials, including scrap metal and alloys and natural gas, to operate our business. Many of our customer agreements contain surcharge pricing provisions that are designed to enable us to recover raw material cost increases. The surcharges are generally tied to a market index for that specific raw material. Recently, many raw material market indices have reflected significant fluctuations. Any change in a raw material market index could materially affect our revenues. Any change in the relationship between the market indices and our underlying costs could materially affect our earnings. Any change in our projected year-end input costs could materially affect our last-in, first-out (LIFO) inventory valuation method and earnings.
Moreover, future disruptions in the supply of our raw materials could impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials from other sources, and could thereby affect our sales and profitability. Any increase in the prices for such raw materials could materially affect our costs and therefore our earnings.
We rely to a substantial extent on third parties to supply certain raw materials that are critical to the manufacture of our products. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on acceptable price and other terms, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. In addition, to the extent we have quoted prices to customers and accepted customer orders or entered into agreements for products prior to purchasing necessary raw materials, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.
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
New technologies in the steel industry may: (a) improve cost competitiveness; (b) increase production capabilities; or (c) improve operational efficiency compared to our current production methods. However, we may not have sufficient capital to invest in such technologies or to make certain capital improvements, and may, from time to time, incur cost over-runs and difficulties adapting and fully integrating these technologies or capital improvements into our existing operations. We may also encounter control or production restrictions, or not realize the cost benefit from such capital-intensive technology adaptations or capital improvements to our current production processes. Customers continue to demand stronger and lighter products, among other adaptations to traditional products. We may not be successful in meeting these technological challenges and there may be increased liability exposure connected with the supply of additional products and services or an adverse impact to our results of operations and profitability.
Our business is capital-intensive, and if there are downturns in the industries we serve, we may be forced to significantly curtail or suspend operations with respect to those industries, which could result in our recording asset impairment charges or taking other measures that may adversely affect our results of operations and profitability.
Our business operations are capital-intensive, and we devote a significant amount of capital to certain industries. If there are downturns in the industries we serve, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, recording asset impairment charges and other measures. In addition, we may not realize the benefits or expected returns from announced plans, programs, initiatives and capital investments. Any of these events could adversely affect our results of operations and profitability.
We are dependent on our key customers.
As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2016, sales to our 10 and 20 largest customers accounted for approximately 50% and 65% of our net sales, respectively.
Weakness in global economic conditions or in any of the industries or geographic regions in which we or our customers operate, as well as the cyclical nature of our customers’ businesses generally or sustained uncertainty in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.
Our results of operations may be materially affected by conditions in the global economy generally and in global capital markets. There has been volatility in the capital markets and in the end markets and geographic regions in which we or our customers operate, which has negatively affected our revenues. Many of the markets in which our customers participate are also cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and government actions, and many of these factors are beyond our control.
A decline in consumer and business confidence and spending, together with severe reductions in the availability and increased cost of credit, as well as volatility in the capital and credit markets, could adversely affect the business and economic environment in which we operate and the profitability of our business. We also are exposed to risks associated with the creditworthiness of our suppliers and customers. If the availability of credit to fund or support the continuation and expansion of our customers’ business operations is curtailed or if the cost of that credit is increased, the resulting inability of our customers or of their customers to either access credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. These conditions and a disruption of the credit markets could also result in financial instability of some of our suppliers and customers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials or other inputs we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events could adversely affect our profitability, cash flow and financial condition.
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
Steel producers like us consume large amounts of energy. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. As a large consumer of electricity and gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters or governmental action would substantially disrupt our production. Moreover, many of our finished steel products are delivered by truck. Unforeseen fluctuations in the price of fuel would also have a negative impact on our costs or on the costs of many of our customers. In addition, changes in certain environmental laws and regulations, including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions, could substantially increase the cost of manufacturing and raw materials, such as energy, to us and other U.S. steel producers.
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
Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged contamination, property damage or personal injury. New laws and regulations, including those that may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements, could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.
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
A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2016, approximately 58% of our employees were covered under one of two collective bargaining agreements that expire in September 2017 and December 2019, respectively. Any failure to negotiate and conclude new collective bargaining agreements with the unions when the existing agreements expire could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to a wide variety of domestic and foreign laws and regulations that could adversely affect our results of operations, cash flow or financial condition.
We are subject to a wide variety of domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. With respect to tax laws, with the finalization of specific actions (Actions) contained within the Organization for Economic Development and Cooperation’s (OECD) Base Erosion and Profit study, many OECD countries have acknowledged their intent to implement the Actions and update their local tax regulations. The extent (if any) to which countries in which we operate adopt and implement the Actions could affect our effective tax rate and our future results from non-U.S. operations.
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
Our business substantially depends on the continued service of key members of our management. The loss of the services of a significant number of members of our management could have a material adverse effect on our business. Modern steel-making uses specialized techniques and advanced equipment that requires experienced engineers and skilled laborers. Our future success will depend on our ability to attract and retain such highly skilled personnel, as well as finance, marketing and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high-quality employees, our business could be materially adversely affected.
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
As of December 31, 2016, we have loss carryforwards totaling $307 million (of which $267 million relates to the U.S. and $40 million relates to various non-U.S. jurisdictions), having various expiration dates, as well as certain credit carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for entities treated as branches of TimkenSteel under U.S. tax law. During 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2016. In light of our recent operating performance in the U.S. and current industry conditions, we assessed, based upon all available evidence, and concluded that it was more likely than not that we would not realize our U.S. deferred tax assets. As a result, in the fourth quarter of 2016, we recorded a $15.6 million full valuation allowance on our net U.S. deferred tax asset. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership. Refer to Note 12 - Income Tax Provision in the Notes to the Consolidated Financial Statements for more information.
Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), provide an annual limitation on our ability to utilize our U.S. net operating loss and credit carryforwards against future U.S. taxable income in the event of a change in ownership, as defined in the Code, which could result from one or more transactions involving our shares, including transactions that are outside of our control, as well as the issuance of shares upon conversion of our 6.00% Convertible Senior Notes due 2021 (Convertible Notes).  Accordingly, such transactions could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, net income and cash flow. Refer to Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements for more information.

Risks related to our debt
Our substantial debt could adversely affect our financial health and we may not be able to generate sufficient cash to service our debt.
We have substantial debt and, as a result, we have significant debt service obligations. As of December 31, 2016, we had outstanding debt of approximately $136.6 million. Our debt may:

•
make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit the ability to execute our business strategy and affect the market price of our common shares;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have less debt;

•	limit management’s discretion in operating our business;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.

We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on (as well as any cash due upon conversion of) our debt. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.
Restrictive covenants in the agreements governing our other indebtedness may restrict our ability to operate our business, which may affect the market price of our common shares.
Our Amended Credit Agreement contains, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets. Additionally, our Amended Credit Agreement requires us to maintain a minimum specified fixed charge coverage ratio for three consecutive months beginning June 30, 2017. A breach of any of these covenants could result in a default, which could allow the lenders to declare all amounts outstanding under the applicable debt immediately due and payable and which may affect the market price of our common shares. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness. Refer to Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements for more detail on the agreement governing the Amended Credit Agreement.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes (refer to Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements) is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely our common shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

     As an Ohio corporation, we are subject to Chapter 1704 of the Ohio Revised Code. Chapter 1704 prohibits certain corporations from engaging in a “Chapter 1704 transaction” (described below) with an “interested shareholder” for a period of three years after the date of the transaction in which the person became an interested shareholder, unless, among other things, prior to the interested shareholder’s share acquisition date, the directors of the corporation have approved the transaction or the purchase of shares on the share acquisition date.
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
We are also subject to Section 1701.831 of the Ohio Revised Code, which requires the prior authorization of the shareholders of certain corporations in order for any person to acquire, either directly or indirectly, shares of that corporation that would entitle the acquiring person to exercise or direct the exercise of 20% or more of the voting power of that corporation in the election of directors or to exceed specified other percentages of voting power. The acquiring person may complete the proposed acquisition only if the acquisition is approved by the affirmative vote of the holders of at least a majority of the voting power of all shares entitled to vote in the election of directors represented at the meeting, excluding the voting power of all “interested shares.” Interested shares include any shares held by the acquiring person and those held by officers and directors of the corporation.
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

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and corresponding notes included elsewhere in this Annual Report on Form 10-K.
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
The spinoff was conditioned on Timken’s receipt of an opinion from Covington & Burling LLP, special tax counsel to Timken (or other nationally recognized tax counsel), in form and substance satisfactory to Timken, that the distribution of our common shares in the spinoff qualified as tax-free (except for cash received in lieu of fractional shares) to us, Timken and Timken shareholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the Code. Such opinion was delivered to Timken by special tax counsel prior to the effectiveness of our registration statement on Form 10 relating to the spinoff. The opinion relied on, among other things, various assumptions and representations as to factual matters made by Timken and us which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such counsel in its opinion. We are not aware of any facts or circumstances that would cause the assumptions or representations relied on in the opinion of counsel to be inaccurate or incomplete in any material respect. The opinion is not binding on the Internal Revenue Service (IRS), or the courts, and there can be no assurance that the qualification of the spinoff as a transaction under Sections 355 and 368(a) of the Code will not be challenged by the IRS or by others in court, or that any such challenge would not prevail.
If, notwithstanding receipt of the opinion of counsel, the spinoff were determined not to qualify under Section 355 of the Code, Timken (or its affiliate) would be subject to tax as if it had sold common shares in a taxable sale for their fair market value and would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares.
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
Under the tax sharing agreement with Timken, we are responsible generally for all taxes paid after the spinoff attributable to us or any of our subsidiaries, whether accruing before, on or after the spinoff. We also have agreed to be responsible for, and to indemnify Timken with respect to, all taxes arising as a result of the spinoff (or certain internal restructuring transactions) failing to qualify as transactions under Sections 368(a) and 355 of the Code for U.S. federal income tax purposes (which could result, for example, from a merger or other transaction involving an acquisition of our shares) to the extent such tax liability arises as a result of any breach of any representation, warranty, covenant or other obligation by us or certain affiliates made in connection with the issuance of the tax opinion relating to the spinoff or in the tax sharing agreement. As described above, such tax liability would be calculated as though Timken (or its affiliate) had sold its common shares of our Company in a taxable sale for their fair market value, and Timken (or its affiliate) would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares. That tax liability could have a material adverse effect on our Company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Canton, Ohio, at a facility we own in fee. We have facilities in five countries: U.S., China, U.K., Mexico and Poland. We lease sales offices in all of these countries.
We have manufacturing facilities at multiple locations in the U.S. These manufacturing facilities are located in Akron, Canton and Eaton, Ohio; Houston, Texas; and Columbus, North Carolina. In addition to these manufacturing facilities, we own or lease warehouses and distribution facilities in the U.S., Mexico and China. The aggregate floor area of these facilities is 3.8 million square feet, of which approximately 154,000 square feet is leased and the rest is owned in fee. The buildings occupied by us are principally made of brick, steel, reinforced concrete and concrete block construction.

Our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. We believe our facilities are in satisfactory operating condition and are suitable and adequate to conduct our business and support future growth.
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our melt capacity utilization.
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
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by us in their current roles since the spinoff of TimkenSteel from The Timken Company on June 30, 2014. The executive officers of our Company as of March 16, 2017 are as follows:

Name	Age	Current Position
Ward J. Timken, Jr.	49	Chairman, Chief Executive Officer and President
Christopher J. Holding	58	Executive Vice President and Chief Financial Officer
Frank A. DiPiero	61	Executive Vice President, General Counsel and Secretary

Ward J. Timken, Jr. is Chairman of our Board of Directors and our Chief Executive Officer and President. Prior to the spinoff, Mr. Timken served as a director of Timken beginning in 2002 (a position which he still holds) and as Chairman of the Board of Directors of Timken from 2005 until mid-2014. Mr. Timken was President of Timken’s steel business from 2004 to 2005, Corporate Vice President of Timken from 2000 to 2003 and held key leadership positions in Timken’s European and Latin American businesses from 1992 to 2000. Prior to joining Timken, Mr. Timken opened and managed the Washington, D.C. office of McGough & Associates, a Columbus, Ohio-based government affairs consulting firm.
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

PART II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Stock Prices and Cash Dividends Per Share:
Our common shares are traded on the New York Stock Exchange (NYSE) under the symbol “TMST.” The estimated number of record holders of our common shares at December 31, 2016 was 4,041.
The following table provides information about the high and low closing sales prices for our common shares and dividends declared for each quarter for the years ended December 31, 2016 and 2015, respectively.

	2016			2015
	Stock prices		Dividend	Stock prices		Dividend
	High	Low	per share	High	Low	per share
First quarter	$10.05	$3.99	$—	$37.21	$25.64	$0.14
Second quarter	$13.39	$8.48	$—	$32.87	$25.91	$0.14
Third quarter	$11.90	$8.48	$—	$26.89	$10.00	$0.14
Fourth quarter	$18.08	$9.52	$—	$14.59	$7.17	$—
Our Amended Credit Agreement places certain limitations on the payment of cash dividends. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.
Issuer Purchases of Common Shares:
On August 6, 2014, our Board of Directors approved a share repurchase plan authorizing the repurchase of up to three million of our common shares in the aggregate. This share repurchase plan expired on December 31, 2016.
The following table presents information with respect to repurchases of our common shares by us during the three months ended December 31, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1 - 31, 2016	—	—	—	1,459,907
November 1 - 30, 2016	—	—	—	1,459,907
December 1 - 31, 2016	—	—	—	1,459,907
Total	—	—	—	—

(1) All shares not included in the number of shares purchased as part of publicly-announced plans or programs were surrendered or deemed surrendered to us in connection with our share-based compensation plans.
(2) This share repurchase plan expired on December 31, 2016. No additional shares may be repurchased under this plan.
Our Amended Credit Agreement places certain limitations on our ability to purchase our common shares. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

Securities Authorized for Issuance Under Equity Compensation Plans:
The following table sets forth certain information as of December 31, 2016, regarding the only equity compensation plan maintained by us on that date, the TimkenSteel Corporation Amended and Restated 2014 Equity and Incentive Compensation Plan (the Equity Plan). This plan was approved by our shareholders on April 28, 2016, in connection with our 2016 Annual Meeting of Shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity reflected in column (a)) (c)(3) compensation plans (excluding securities)
Equity compensation plans approved by security holders(4)	2,951,395	$22.64	6,146,366

Equity compensation plans not approved by security holders	—	—	—
Total	2,951,395	$22.64	6,146,366

(1) The amount shown in column (a) includes the following: nonqualified stock options - 2,219,397; deferred shares - 125,850; performance-based restricted stock units - 109,935; and time-based restricted stock units - 496,213 (which includes 308,931 cliff-vested restricted stock units).
(2)  The weighted average exercise price in column (b) includes nonqualified stock options only.
(3)  The amount shown in column (c) represents common shares remaining available under the Equity Plan, under which the Compensation Committee is authorized to make awards of option rights, appreciation rights, restricted shares, performance units and restricted stock units, deferred shares, performance shares and cash incentive awards. Awards may be credited with dividend equivalents payable in the form of common shares. In addition, under the Equity Plan, non-employee Directors are entitled to awards of restricted shares, common shares and option rights. Under the Equity Plan, for any award that is not an option right or a stock appreciation right, 2.46 common shares for awards granted before April 28, 2016 and 2.50 common shares for awards granted on or after April 28, 2016, are subtracted from the maximum number of common shares available under the plan for every common share issued under the award. For awards of option rights and stock appreciation rights, however, only one common share is subtracted from the maximum number of common shares available under the plan for every common share granted.
(4) The Company also maintains the Director Deferred Compensation Plan pursuant to which Directors may defer receipt of common shares authorized for issuance under the Equity Plan. The table does not include separate information about this plan because it merely provides for the deferral, rather than the issuance, of common shares.

Performance Graph:
The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s (S&P) MidCap 400 Index and S&P Steel Group Index assuming $100 was invested and that cash dividends were reinvested for the period from July 1, 2014 through December 31, 2016.

Date	TimkenSteel Corporation	S&P MidCap 400 Index	S&P 500 Steel Index
July 1, 2014	$100.00	$100.00	$100.00
September 30, 2014	$120.95	$96.02	$104.20
December 31, 2014	$96.71	$102.11	$95.49
March 31, 2015	$69.46	$107.54	$91.25
June 30, 2015	$71.13	$106.40	$86.54
September 30, 2015	$26.92	$97.36	$74.31
December 31, 2015	$22.29	$99.89	$80.49
March 31, 2016	$24.21	$103.67	$95.22
June 30, 2016	$25.59	$107.81	$100.25
September 30, 2016	$27.80	$112.28	$101.09
December 31, 2016	$41.18	$120.61	$122.43
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA
The Consolidated Financial Statements for periods prior to the separation from Timken include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. Our historical results of operations, financial position, and cash flows presented in the Consolidated Financial Statements for periods prior to the separation may not be indicative of what they would have been had we actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of our future results of operations, financial position and cash flows.

	Years Ended December 31,
(dollars and shares in millions, except per share data)	2016	2015 (4)	2014 (4)	2013	2012
Statement of Operations Data:
Net sales	$869.5	$1,106.2	$1,674.2	$1,380.9	$1,728.7
Net (loss) income	(105.5)	(45.0)	46.1	89.5	155.2
(Loss) earnings per share(1):
Basic	($2.39)	($1.01)	$1.01	$1.96	$3.39
Diluted	($2.39)	($1.01)	$1.00	$1.94	$3.36
Cash dividends declared per share	$—	$0.42	$0.28	$—	$—
Weighted average shares outstanding, diluted	44.2	44.5	46.0	46.2	46.2
Balance Sheet Data:
Total assets (2)	$1,069.9	$1,142.5	$1,366.9	$1,078.8	$960.7
Long-term debt	136.6	200.2	185.2	30.2	30.2
Total shareholders’ equity (2)	597.4	682.0	749.8	800.8	699.8
Other Data:
Book value per share(3)	$13.52	$15.33	$16.30	$17.33	$15.15
(1) See Note 9 - Earnings Per Share in the Notes to the Consolidated Financial Statements.

(2) For the year ended December 31, 2015, amounts have been adjusted to reflect the correction of immaterial errors related to deferred tax expense recognized on other comprehensive income associated with our U.K. pension plan ($4.8 million) and the fair value of our U.K. pension plan ($0.7 million). The correction of these immaterial errors did not impact the 2015 Statement of Operations. See Note 1 - Company and Basis of Presentation in the Notes to the Consolidated Financial Statements for additional information.

(3) Book value per share is calculated by dividing Total shareholders’ equity (as of the period end) by the Weighted average shares outstanding, diluted.

(4) Amounts reflect the change in accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and other postretirement benefit plans. See Note 1 - Company and Basis of Presentation in the Notes to the Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

Executive Summary
Business Overview
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes) and value-add solutions, such as precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
Based on our knowledge of the steel industry, we believe we are the only focused SBQ steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among the North American steel producers. In addition, we are the only steel manufacturer able to produce rolled SBQ steel large bars up to 16-inches in diameter. SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create custom steel products with a competitive cost structure similar to that of a high-volume producer. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains. We believe our unique operating model and production assets give us a competitive advantage in our industry.
The SBQ bars and tubes production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, TX), Tryon Peak (Columbus, NC), and St. Clair (Eaton, OH). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.

Effective January 1, 2016, we eliminated our segment reporting as a result of organizational changes made in the second half of 2015, in addition to the integrated nature of our business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, we centralized our customer-facing activities under one leadership role and eliminated the former two segment operating structure. Since that change, we are organized in a centralized manner based on functionality. As a result, we conduct our business activities and report financial results as one business segment.

The presentation of financial results as one reportable segment is consistent with the way we operate our business under the realigned organization and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of our operations. We have conformed Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect this change in reportable segments.

Capital Investments
Our recent capital investments are expected to significantly strengthen our position as a leader in providing differentiated solutions for the energy, industrial and automotive market sectors, while enhancing our operational performance and customer service capabilities.
On July 17, 2014, we began investing in additional advanced quench-and-temper heat-treat capacity. The $40 million facility will perform quench-and-temper heat-treat operations and, we believe, will have capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. This facility will be located in Perry Township, Ohio on the site of our Gambrinus

Steel Plant near three existing thermal treatment facilities. This facility will be larger than each of our three existing thermal treatment facilities in Canton, Ohio.
In October 2014, we cast our first heat on the world’s largest jumbo bloom vertical caster, which cost approximately $200 million, excluding capitalized interest. The new caster will improve yield by approximately 15%, increase annual finished ton capacity by up to 125,000 tons and expand our product range servicing the energy and industrial market sectors by providing large bar capabilities unique in the U.S.
These investments reinforce our position of offering what we believe to be the broadest range of SBQ bars and seamless mechanical tubing steel capabilities in North America and enhance our position as a leader in large bar capabilities in North America.
Markets We Serve
We sell products and services that are used in a diverse range of demanding applications around the world. Our customers include companies in the following market sectors: oil and gas; oil country tubular goods; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. Our customer base is diverse. We do not have direct sales to any single customer that account for 10% or more of our total sales. The table below summarizes our sales by market sector for fiscal years 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Light Vehicle	53%	44%	32%
Industrial Other (1)	26%	25%	26%
Industrial Machinery	8%	9%	7%
Oil & Gas	4%	13%	28%
Rail	3%	4%	3%
Other (2)	6%	5%	4%
Total	100%	100%	100%
(1) “Industrial Other” represents industrial end-markets that include the following sectors: agriculture, power generation, mining, marine, aerospace, construction and military/defense, none of which are greater than 3% of total net sales, and industrial sales through the distribution channel.
(2) “Other” represents end-markets that include the following sectors: heavy and medium truck, metals recycling, and oil country tubular goods, none of which are greater than 2% of total net sales.
Key indicators for our market include the U.S. light vehicle production Seasonally Adjusted Annual Rate, oil and gas rig count activity, U.S. footage drilled, and industrial production for agriculture and construction markets, distribution and mining and oil field machinery products. In addition, we closely monitor the Purchasing Managers’ Index, which is a leading indicator for our overall business.
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
We value some of our inventory utilizing the LIFO inventory valuation method. Changes in the cost of raw materials and production activities are recognized in cost of products sold in the current period even though these materials and other costs may have been incurred in different periods at significantly different values due to the length of time of our production cycle. In a period of rising raw material prices, cost of products sold recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of products sold recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. In periods of rising inventories and deflating raw material prices, the likely result will be a positive impact to net income. Conversely, in periods of rising inventories and increasing raw materials prices, the likely result will be a negative impact to net income.

Results of Operations
On December 31, 2016, we voluntarily changed our accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and other postretirement benefit plans. Refer to Note 1 - Company and Basis of Presentation in the Notes to the Consolidated Financial Statements for additional information. We have applied the change in accounting principle retrospectively to periods covered in this Report, and the amounts below reflect this change.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Years Ended December 31,
	2016	2015	Increase (Decrease)	% Change
Net sales	$869.5	$1,106.2	($236.7)	(21.4)%
Net sales, excluding surcharges	775.8	942.5	(166.7)	(17.7)%
Gross (loss) profit	(27.1)	46.2	(73.3)	(158.7)%
Gross margin	(3.1)%	4.2%	NM	(730) bps
Selling, general and administrative expenses	101.5	105.1	(3.6)	(3.4)%
Net loss	(105.5)	(45.0)	60.5	134.4%
Average scrap index per ton (30 day lag)	229	261	(32)	(12.3)%
Average selling price per ton, including surcharges	$1,164	$1,321	($157)	(11.9)%
Shipments (in tons)	746,729	837,135	(90,406)	(10.8)%
Melt utilization	46.0%	49.0%	NM	(300) ppt
The table above presents net sales, adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We believe presenting net sales adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base prices and product mix.
Net Sales
Net sales for the year ended December 31, 2016 were $869.5 million, a decrease of $236.7 million, or 21%, compared to the year ended December 31, 2015. Excluding surcharges, net sales decreased $166.7 million, or 18%. The decrease was primarily due to a decline of 74.2% in ship tons in the energy end market and a decline of 14.6% in ship tons in the industrial end market. Lower ship tons in the energy end market were primarily driven by lower customer demand from a decrease of 47% in the U.S. rig count in 2016 compared to 2015.
Gross Profit
Gross profit for the year ended December 31, 2016 was a loss of $27.1 million, a decrease of $73.3 million, or 159%, compared to the year ended December 31, 2015. The decrease was driven primarily by mark-to-market expense related to our pension and other postretirement benefit plans of approximately $75 million, price/mix of approximately $36 million, lower LIFO income of approximately $28 million and lower volume of approximately $24 million, partially offset by raw material spread of approximately $51 million and lower manufacturing costs of approximately $45 million. As discussed previously, ship tons decreased for the year ended December 31, 2016 compared to the same period in 2015 as a result of lower customer demand from weak commodity markets. The favorable raw material spread was driven by timing associated with our customer surcharge mechanism as discussed above and below.
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

Melt utilization declined from approximately 49% for the year ended December 31, 2015 to approximately 46% for the year ended December 31, 2016. Weakness in commodity markets, declining rig counts and high inventory levels in the distribution supply chain resulted in lower customer demand and therefore lower production volumes. In order to align our cost structure with market demand and continue to manage our breakeven levels to offset potential headwinds from product mix and price, in the second half of 2015 we implemented a $75 million cost reduction initiative. Those actions, which included reducing headcount, lowering operating costs and minimizing capital expenditures resulted in over $100 million of savings. Additionally, stabilizing scrap markets provided positive timing impacts from raw material spread and contributed to the Company generating EBITDA at below 50% melt utilization. We continue to believe that our breakeven rate of 50% is more representative in typical market environments.

Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material costs being over- or under-recovered in certain periods. For the year ended December 31, 2016, the surcharge favorably impacted gross margin as a percent of sales.

Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses for the year ended December 31, 2016 decreased $3.6 million, or 3%, compared to the year ended December 31, 2015, due primarily to $15 million of realized savings from the initiative discussed above, partially offset by approximately $11 million of mark-to-market expense related to our pension and other postretirement benefit plans.
Impairment and Restructuring Charges

During 2015, we approved and implemented a cost reduction plan that resulted in the reduction of our salaried and hourly headcount. As a result, we recognized restructuring charges consisting of severance, benefits and other associated expenses of $0.3 million and $5.6 million for the years ended December 31, 2016 and 2015, respectively. Refer to Note 14 - Restructuring Charges in the Notes to the Consolidated Financial Statements for details.
During the year ended December 31, 2015, we recorded impairment charges of $0.9 million related to discontinued use of certain assets. No impairment charges were recorded for the year ended December 31, 2016.
Interest Expense

	Years Ended December 31,
	2016	2015	$ Change
Cash interest paid	$7.9	$3.1	$4.8
Accrued interest on convertible notes	0.6	—	0.6
Amortization of convertible notes discount and deferred financing	2.9	0.3	2.6
Total Interest Expense	$11.4	$3.4	$8.0

Interest expense for the year ended December 31, 2016 of $11.4 million was an increase of $8.0 million, compared to $3.4 million interest expense for the year ended December 31, 2015. The increase was primarily due to the issuance of the 6.00% Convertible Senior Notes due in 2021 (Convertible Notes) in May 2016. Refer to Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.

Benefit for Income Taxes

	Years Ended December 31,
	2016	2015	$ Change	% Change
Benefit for income taxes	($36.5)	($26.7)	($9.8)	36.7%
Effective tax rate	25.7%	37.2%	NM	(1150) bps
The decrease in the effective tax rate in the year ended December 31, 2016 compared to the year ended December 31, 2015 is due primarily to valuation allowances recorded in 2016 against our deferred tax assets. Refer to Note 12- for additional information.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
On December 31, 2016, we voluntarily changed our accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and other postretirement benefit plans. Refer to Note 1 - Company and Basis of Presentation in the Notes to the Consolidated Financial Statements for additional information. We have applied the change in accounting principle retrospectively to periods covered in this Report, and the amounts below reflect this change.

	Years Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Net sales	$1,106.2	$1,674.2	($568.0)	(33.9)%
Net sales, excluding surcharges	942.5	1,284.2	(341.7)	(26.6)%
Gross profit	46.2	201.1	(154.9)	(77.0)%
Gross margin	4.2%	12.0%	NM	(780) bps
Selling, general and administrative expenses	105.1	128.9	(23.8)	(18.5)%
Net (loss) income	(45.0)	46.1	(91.1)	(197.6)%
Scrap index per ton (30 day lag)	261	418	(157)	(37.6)%
Average selling price per ton, including surcharges	$1,321	$1,531	($210)	(13.7)%
Shipments (in tons)	837,135	1,093,692	(256,557)	(23.5)%
Melt utilization	49.0%	72.0%	NM	(2300) ppt
The table above presents net sales, adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We believe presenting net sales adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base prices and product mix.
Net Sales
Net sales for the year ended December 31, 2015 were $1,106.2 million, a decrease of $568.0 million, or 34%, compared to the year ended December 31, 2014. Excluding surcharges, net sales decreased $341.7 million, or 27%. The decrease was primarily due to an approximately 50% decrease in ship tons in the energy end market and related distribution channel and a 5% decrease in ship tons in the industrial end market as a result of lower demand for energy and related industrial products.
Gross Profit
Gross profit for the year ended December 31, 2015 was $46.2 million, a decrease of $154.9 million, or 77%, compared to the year ended December 31, 2014. The decrease was driven primarily by higher manufacturing costs of approximately $138 million, lower volume of approximately $93 million, raw material spread of approximately $54 million, price/mix of approximately $21 million and an inventory revaluation charge of approximately $8 million, partially offset by mark-to-market income related to our pension and other postretirement benefit plans of approximately $115 million and higher LIFO income of $42 million. As discussed previously, ship tons decreased for the year ended December 31, 2015 compared to the same period in 2014 as a result of lower customer demand in the energy and industrial end markets. Manufacturing costs were unfavorable due primarily to melt utilization declining from approximately 72% for the year ended December 31, 2014 to approximately 49% for the year ended December 31, 2015. The unfavorable raw material spread was driven by timing associated with our customer surcharge mechanism as discussed above.
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
Selling, General and Administrative Expenses
Selling, General and Administrative (SG&A) expenses for the year ended December 31, 2015 decreased $23.8 million, or 18.5%, compared to the year ended December 31, 2014 due primarily to lower variable pay and mark-to-market expense related to our pension and other postretirement benefit plans, offset by the fact that the first half of 2014 did not include costs required to operate on a stand-alone basis.
Impairment and Restructuring Charges

During 2015 we approved and implemented a cost reduction plan that resulted in the reduction of our salaried and hourly headcount. As a result, we recognized restructuring charges consisting of severance, benefits and other associated expenses of $5.6 million for the year ended December 31, 2015. Refer to Note 14 - Restructuring Charges in the Notes to the Consolidated Financial Statements for details. No restructuring charges were recorded for the year ended December 31, 2014.

During the years ended December 31, 2015 and 2014, we recorded impairment charges of $0.9 million and $1.2 million, respectively.
(Benefit) Provision for Income Taxes

	Years Ended December 31,
	2015	2014	$ Change	% Change
(Benefit) provision for income taxes	($26.7)	$22.6	($49.3)	(218.1%)
Effective tax rate	37.2%	32.9%	NM	430 bps
The increase in the effective tax rate in the year ended December 31, 2015 compared to the year ended December 31, 2014 was due primarily to the loss of a tax benefit associated with the U.S. manufacturing deduction.

Non-GAAP Financial Measures
Net Sales, Excluding Surcharges
The table below presents net sales by end market sector, adjusted to exclude raw material surcharges, which represents a financial measure that is not in accordance with U.S. GAAP. We believe presenting net sales by end market sector adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base price and product mix.

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	2016
	Mobile	Industrial	Energy	Other	Total
Tons	413.0	284.3	23.5	25.9	746.7

Net Sales	$475.4	$323.7	$35.7	$34.7	$869.5
Less: Surcharges	50.3	35.9	3.2	4.3	93.7
Base Sales	$425.1	$287.8	$32.5	$30.4	$775.8

Net Sales / Ton	$1,151	$1,139	$1,519	$1,340	$1,164
Base Sales / Ton	$1,029	$1,012	$1,383	$1,174	$1,039

	2015
	Mobile	Industrial	Energy	Other	Total
Tons	417.2	328.9	91.0	—	837.1

Net Sales	$504.4	$437.8	$144.6	$19.4	$1,106.2
Less: Surcharges	67.0	72.3	24.4	—	163.7
Base Sales	$437.4	$365.5	$120.2	$19.4	$942.5

Net Sales / Ton	$1,209	$1,331	$1,589	N/A	$1,321
Base Sales / Ton	$1,048	$1,111	$1,321	N/A	$1,126

	2014
	Mobile	Industrial	Energy	Other	Total
Tons	391.9	443.4	258.4	—	1,093.7

Net Sales	$535.0	$649.2	$458.1	$31.9	$1,674.2
Less: Surcharges	122.3	162.2	105.5	—	390.0
Base Sales	$412.7	$487.0	$352.6	$31.9	$1,284.2

Net Sales / Ton	$1,365	$1,464	$1,773	N/A	$1,531
Base Sales / Ton	$1,053	$1,098	$1,365	N/A	$1,174

The Balance Sheet
The following discussion is a comparison of the Consolidated Balance Sheets as of December 31, 2016 and 2015:

	December 31,
Current Assets	2016	2015
Cash and cash equivalents	$25.6	$42.4
Accounts receivable, net	91.6	80.9
Inventories, net	164.2	173.9
Deferred charges and prepaid expenses	2.8	11.4
Other current assets	6.2	9.2
Total Current Assets	$290.4	$317.8

Refer to the Liquidity and Capital Resources section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net increased $10.7 million and inventories, net decreased $9.7 million as of December 31, 2016 compared to December 31, 2015 due primarily to 10% higher shipments in the fourth quarter of 2016 as compared to the fourth quarter of 2015. Inventories also decreased from efforts to reduce inventory to align with anticipated sales volumes. Deferred charges and prepaid expenses decreased $8.6 million due primarily to the receipt of tax refunds.

	December 31,
Property, Plant and Equipment, net	2016	2015
Property, plant and equipment, net	$741.9	$769.3

Property, plant and equipment, net decreased $27.4 million from December 31, 2015. The decrease was primarily due to depreciation expense of $68.0 million, partially offset by capital expenditures of $41.3 million.

	December 31,
Other Assets	2016	2015
Pension assets	$6.2	$20.7
Intangible assets, net	25.0	30.6
Other non-current assets	6.4	4.1
Total Other Assets	$37.6	$55.4

Pension assets decreased $14.5 million from December 31, 2015 primarily driven by a decrease in the discount rate to 4.17% as of December 31, 2016, compared to 4.67% as of December 31, 2015. Refer to Note 8 - Retirement and Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Intangible assets, net decreased $5.6 million from December 31, 2015. The decrease was primarily due to amortization expense of $6.9 million, partially offset by capitalized software expenditures of $1.4 million.

	December 31,
Liabilities and Shareholders’ Equity	2016	2015
Current liabilities	$130.7	$104.2
Convertible notes, net	66.4	—
Other long-term debt	70.2	200.2
Accrued pension and postretirement costs	192.1	114.1
Deferred income taxes	—	32.0
Other non-current liabilities	13.1	10.0
Total Shareholders’ Equity	597.4	682.0
Total Liabilities and Shareholders’ Equity	$1,069.9	$1,142.5

Current liabilities as of December 31, 2016, increased $26.5 million from December 31, 2015 due to higher accounts payable of approximately $37.5 million, partially from extended payment terms, offset by lower capital spending, lower benefit accruals, and lower restructuring accruals.
In May 2016, the Company issued $86.3 million in Convertible Notes. See the Liquidity and Capital Resources section and Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information regarding the Convertible Notes.
Other long-term debt decreased due to repayments of $130.0 million on the Amended Credit Agreement primarily from proceeds from the issuance of the Convertible Notes and net operating cash flows.
Accrued pension and postretirement costs as of December 31, 2016, increased $78.0 million as compared to December 31, 2015, primarily from the remeasurement of pension obligations and plan assets due to the change in discount rate discussed above and the VEBA reimbursement of certain retiree expenses incurred by the Company. Refer to Note 8 - Retirement and Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements.
The decrease in deferred income taxes is primarily due to the Company’s net operating losses. Refer to Note 12 - Income Tax Provision in the Notes to Consolidated Financial Statements for additional information.
Refer to the Consolidated Statements of Shareholders’ Equity for details of the decrease in total shareholders’ equity.

Liquidity and Capital Resources
Convertible Notes

In May 2016, we issued $75.0 million aggregate principal amount of Convertible Notes, plus an additional $11.3 million principal amount to cover over-allotments. The Convertible Notes bear cash interest at a rate of 6.0% per year, payable semiannually on June 1 and December 1, beginning on December 1, 2016. The Convertible Notes will mature on June 1, 2021, unless earlier repurchased or converted. The net proceeds received from the offering were $83.2 million, after deducting the initial underwriters’ discount and fees and the offering expenses payable. We used the net proceeds to repay a portion of the amounts outstanding under our Amended Credit Agreement.

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

On February 26, 2016, we entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement dated as of December 21, 2015 (as amended by the Amendment, the Amended Credit Agreement) in order to provide more flexibility with respect to the amount and form of financing we could obtain to enhance our liquidity. The Amendment made several changes to the then-current revolving credit facility including, among other things: eliminating the one-time $100 million liquidity requirement; revising the timing of the applicability of, and eliminating the springing component related to, the fixed charge coverage ratio; permitting certain sale and leaseback transactions; and expanding the types of additional indebtedness that we are permitted to incur.

Pursuant to the Amendment, we also reduced the size of the revolving credit facility from $300 million to $265 million given that, in the near-term, it was unlikely we would have a borrowing base sufficient to support such availability. The Amended Credit Agreement also includes a block on availability equal to the greater of $28.9 million or 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments, the block on availability will be equal to the greater of $20.0 million or 12.5% of the aggregate commitments), effectively reducing our borrowing base by the availability block. Refer to Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements and the

Covenant Compliance section within Management’s Discussion and Analysis for details on the Amended Credit Agreement covenants.
The Amended Credit Agreement has a term of five years through June 30, 2019. The following represents a summary of key liquidity measures as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$25.6	$42.4

Amended Credit Agreement:
Maximum availability	$194.4	$212.6
Amount borrowed	40.0	170.0
Letter of credit obligations	1.6	0.7
Availability not borrowed	152.8	41.9
Availability block	33.1	—
Net availability	$119.7	$41.9

Total liquidity	$145.3	$84.3

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. We currently expect that our cash and cash equivalents on hand and expected cash flows from operations will be sufficient to meet liquidity needs; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring and cost reduction activities taken during 2015 and 2016 that streamlined our organizational structure, lowered operating costs and increased liquidity. As we continue through these challenging market conditions, prudent capital allocation tactics also have been deployed. In the fourth quarter of 2015, the Board of Directors suspended the Company’s cash dividend. Additionally, in 2016 we reduced the cash being spent on capital expenditures by 45% below 2015 levels, in accordance with the restrictions in our Amended Credit Agreement.

As of December 31, 2016, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2017 operating plan and our long-range plan, we believe that our cash balance as of December 31, 2016 of $25.6 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through June 30, 2019, the maturity date of our Amended Credit Agreement.

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

For more details on the Amended Credit Agreement and the Convertible Notes, please refer to Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements.
Cash Flows
The following table reflects the major categories of cash flows for years ended December 31, 2016, 2015 and 2014. For additional details, please see the Consolidated Statements of Cash Flows contained elsewhere in this Annual Report.

Cash Flows	Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$74.4	$107.1	$93.9
Net cash used by investing activities	(42.7)	(77.8)	(129.6)
Net cash (used) provided by financing activities	(48.5)	(21.4)	70.2
Increase (decrease) in Cash and Cash Equivalents	($16.8)	$7.9	$34.5
Operating activities
Net cash provided by operating activities for the years ended December 31, 2016 and 2015 was $74.4 million and $107.1 million, respectively. The $32.7 million decrease was primarily due to the effect of managing working capital to volume. Refer to the Consolidated Statements of Cash Flow for additional information.
Net cash provided by operating activities for the years ended December 31, 2015 and 2014 was $107.1 million and $93.9 million, respectively. The $13.2 million increase was primarily the result of cash provided by the changes in our accounts receivable, inventories and prepaid expense balances, partially offset by a $91.1 million decrease in net income as well as an increased use of cash related to changes in our accounts payable and other accrued expense balances.
Investing activities
Net cash used by investing activities for the years ended December 31, 2016, 2015 and 2014 was $42.7 million, $77.8 million and $129.6 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased $35.5 million in the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of targeted strategic capital allocations due to certain restrictions in our Amended Credit Agreement. Capital spending decreased $51.4 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to lower spending related to the jumbo bloom vertical caster, which was commissioned in the fourth quarter of 2014.
Our business sometimes requires capital investments to remain competitive and to ensure we can implement strategic initiatives. As of December 31, 2016, our $63.9 million construction in progress balance included approximately: (a) $45.5 million relating to growth initiatives (e.g., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $18.4 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $29 million of additional costs including approximately $12 million relating to growth initiatives and continuous improvement projects and approximately $17 million to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.
As of December 31, 2015, our $74.9 million construction in progress balance included approximately: (a) $47 million relating to growth initiatives (e.g., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $28 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities.
Financing activities
Net cash used by financing activities for the year ended December 31, 2016 was $48.5 million compared to $21.4 million for the same period in 2015. The change was due primarily to a $130 million repayment on the Amended Credit Agreement, partially from the proceeds of $86.3 million from the issuance of the Convertible Notes.
Net cash used by financing activities for the year ended December 31, 2015 was $21.4 million compared to net cash provided by financing activities of $70.2 million for the same period in 2014. The change was due primarily to a reduction of $140.0 million of net borrowings under the credit facility for the year ended December 31, 2015 compared to the same period 2014 and a reduction in the repurchase of outstanding shares from a cost of $30.6 million to approximately $17 million in 2015, partially offset by a $50.0 million dividend paid to Timken in 2014 in connection with the spinoff and an increase of $6.0 million in cash dividends paid to shareholders.
Covenant Compliance
Under the Amended Credit Agreement, we are required to comply with certain customary covenants, including covenants that limit our ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of our business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures we may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. The fixed charge coverage ratio is the ratio of EBITDA, adjusted for capital expenditures, to fixed charges. Fixed charges include, among other things, cash interest, scheduled principal payments, cash taxes, dividends, and capital lease obligation payments. As of December 31, 2016, we anticipate that EBITDA will need to be a minimum of $10 million in order to comply with the fixed charge coverage ratio covenants. We believe that our earnings will be sufficient to meet this covenant throughout the term of the Amended Credit Agreement.

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

Dividends and Share Repurchases
On November 13, 2015, our Board of Directors decided to suspend the cash dividend as we managed through a challenging market environment. Our Board of Directors will review the dividend as business conditions improve.
On August 6, 2014, our Board of Directors approved a share repurchase plan pursuant to which we were authorized to repurchase up to three million of our outstanding common shares in the aggregate. This share repurchase plan expired on December 31, 2016.

From inception of this program through December 31, 2016, $45.8 million was used to repurchase 1,540,093 shares under the share repurchase plan. No shares were repurchased during 2016 as our Amended Credit Agreement placed certain limitations on our ability to repurchase our outstanding common shares.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible notes and other long-term debt	$136.6	$—	$40.0	$66.4	$30.2
Interest payments	29.7	7.4	13.8	7.9	0.6
Operating leases	20.0	6.5	9.2	4.3	—
Purchase commitments	51.9	23.9	9.9	2.2	15.9
Retirement benefits	42.1	4.4	15.7	5.4	16.6
Total	$280.3	$42.2	$88.6	$86.2	$63.3
The caption Convertible notes and other long-term debt includes the Convertible Notes of $66.4 million, the Amended Credit Agreement of $40 million, and Revenue Refunding Bonds of $30.2 million. Interest payments include interest on the Convertible Notes and estimated interest payments on variable rate debt computed using the assumption that the interest rate at December 31, 2016 is in effect for the remaining term of the variable rate debt. Actual interest could vary. See Item 7A - Quantitative and Qualitative Disclosures about Market Risk for further discussion.

Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding on us. Included in purchase commitments are certain obligations related to capital commitments, service agreements and energy consumed in our production process. These purchase commitments do not represent our entire anticipated purchases in the future, but represent only those items for which we are presently contractually obligated. The majority of our products and services are purchased as needed, with no commitment. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Retirement benefits are paid from plan assets and our operating cash flow. The table above depicts the expected pension and other postretirement benefit payments to be paid by us in 2017 and our expected benefit payments over the next years related to our non-qualified pension plan. Refer to Note 8 - Retirement and Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for further information related to the total pension and other postretirement benefit plans and expected benefit payments.
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
New Accounting Guidance
See Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when title passes to the customer. This occurs at the shipping point except for goods sold by certain of our foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.
Inventory
Inventories are valued at the lower of cost or market, with approximately 64% valued by the LIFO method and the remaining inventories, including manufacturing supplies inventory as well as international (outside the U.S.) inventories are valued by the first-in, first-out, average cost or specific identification methods. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. We recognized a decrease of $5.0 million and $50.7 million in our LIFO reserve in 2016 and 2015, respectively.
We record reserves for product inventory that is identified to be surplus and/or obsolete based on future requirements. As of December 31, 2016 and 2015, our reserve for surplus and obsolete inventory was $8.1 million and $8.4 million, respectively.
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

If an asset or asset group is considered to be impaired, the impairment loss that would be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine fair value, we use internal cash flow estimates discounted at an appropriate interest rate, third party appraisals as appropriate, and/or market prices of similar assets, when available.
In the years ending December 31, 2015 and 2014 we recorded impairment charges of $0.9 million and $1.2 million, respectively, related to the discontinued use of certain long-lived assets. There were no impairment charges recorded during the year ended December 31, 2016.
Income Taxes
For the periods ending prior to and on June 30, 2014, income taxes, as presented herein, attribute current and deferred income taxes of Timken to the TimkenSteel standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the FASB ASC Topic 740, “Accounting for Income Taxes” (ASC 740). Accordingly, our income tax provision was prepared following the “separate return method.” The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise. As a result, actual tax transactions included in the financial statements of Timken may not be included in our Consolidated Financial Statements. Similarly, the tax treatment of certain items reflected in our Consolidated Financial Statements may not be reflected in the financial statements and tax returns of Timken; therefore, such items as alternative minimum tax, net operating losses, credit carryforwards, and valuation allowances may exist in the stand-alone financial statements that may or may not exist in Timken’s financial statements.
We are subject to income taxes in the U.S. and numerous non-U.S. jurisdictions and account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We record valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Net deferred tax assets relate primarily to net operating losses and pension and other postretirement benefit obligations in the U.S., which we believe are more likely than not to result in future tax benefits. As of December 31, 2016, we have recorded a valuation allowance on our net deferred tax assets in the U.S. as we do not believe it is more likely than not that U.S. deferred tax assets will be realized.
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
Benefit Plans
Prior to the spinoff, our employees participated in various retirement and other postretirement benefits sponsored by Timken. During 2014, the assets and liabilities of these plans that related to our employees and retirees were transferred to benefit plans sponsored by us and the benefit obligation under the transferred defined benefit pension plans and other postretirement benefit plans were determined on an actuarial basis as of the transfer date. We use actuaries to calculate the benefit obligation of the plans as of the respective measurement dates, using key assumptions such as discount rates, inflation, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs, based on company data and appropriate market indicators. We recognize each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. The prior service cost recorded in accumulated other comprehensive income (loss) will be amortized to expense over a period of years through the net periodic benefit cost.
On December 31, 2016, we voluntarily changed our accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and other postretirement benefit plans. Prior to 2016, we amortized, as a component of pension and other postretirement expense, unrecognized actuarial gains and losses (included within accumulated other comprehensive income (loss)) over the average remaining service period of active employees expected to receive benefits under the plan, or average remaining life expectancy of inactive participants when all or almost all of plan participants are inactive. We historically have calculated the market-related value of plan assets based on a 5-year market adjustment. The value was determined by adjusting the fair value of plan assets to reflect the investment gains and losses during each of the last 5 years. The difference between the expected return on assets and actual return on assets was recognized at the rate of 20% per year (e.g., recognized over five years). Under the new principle, actuarial gains and losses are immediately recognized through net benefit cost in the Statement of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. In addition, we changed our accounting for measuring the market-related value of plan assets from a calculated amount (based on a five-year smoothing of asset returns) to fair value. We believe these changes are preferable, as they result in an accelerated recognition of changes in assumptions and market returns on plan assets as compared to the minimum amortization approach and market-related value of plan assets (i.e. the delayed approach). Additionally, we believe the new accounting principles provide a better representation of the operating results of the Company and the impact of our benefit obligations (through the income statement) in the period when changes occur. These changes have been applied retrospectively to prior periods beginning with the formation of the TimkenSteel pension and other postretirement benefit plans during the second quarter of 2014, just prior to the spinoff. The cumulative effect of the changes in accounting principles resulted in a reduction of additional paid in capital of $229.4 million as of the date of June 30, 2014. Refer to Note 1 - Company and Basis of Presentation in the Notes to the Consolidated Financial Statements for further discussion.

As of December 31, 2016, our projected benefit obligations related to our pension and other postretirement benefit plans were $1,220.3 million and $214.2 million, respectively, and the underfunded status of our pension and other postretirement benefit obligations were $88.6 million and $100.3 million, respectively. These benefit obligations were valued using a weighted average discount rate of 4.17% and 4.09% for pension and other postretirement benefit plans, respectively. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans.
For the year ended December 31, 2016, net periodic pension benefit cost was $70.9 million, and net periodic other postretirement benefit cost was $12.5 million. In 2016, net periodic pension and other postretirement benefit costs were calculated using a variety of assumptions, including a weighted average discount rate of 4.67% and 4.51%, respectively, and an expected return on plan assets of 6.46% and 5.00%, respectively. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon.
The net periodic benefit cost and benefit obligation are affected by the applicable year-end assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity to changes in discount rate assumptions may not be linear. A sensitivity analysis of the projected incremental effect of a 0.25% increase (decrease), holding all other assumptions constant, is as follows:

	Hypothetical Rate
	Increase (decrease)
	0.25%	(0.25)%
Discount Rate
Net periodic benefit cost	($0.7)	$0.8
Benefit obligation	($38.5)	$40.3

Return on plan assets
Net periodic benefit cost	($2.8)	$2.8
Aggregate net periodic pension income and other postretirement benefit cost for 2017 is forecasted to be approximately $3 million and $6 million, respectively. This estimate is based on a weighted average discount rate of 4.17% for the pension benefit plans and 4.09% for the other postretirement benefit plans, as well as an expected return on assets of 6.46% for the pension benefit plans and 5.00% for the other postretirement benefit plans, respectively. Actual cost also is dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results.
Please refer to Note 8 - Retirement and Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for further information related to our pension and other postretirement benefit plans.
Other Loss Reserves
We have a number of loss exposures that are incurred in the ordinary course of business such as environmental claims, product liability claims, product warranty claims, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.
Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

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

•
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which we operate. This includes: our ability to respond to rapid changes in customer demand; the effects of customer bankruptcies or liquidations; the impact of changes in industrial business cycles; and whether conditions of fair trade exist in the U.S. markets;

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

•	unanticipated litigation, claims or assessments, including claims or problems related to intellectual property, product liability or warranty, and environmental issues and taxes, among other matters;

•
the availability of financing and interest rates, which affect: our cost of funds and/or ability to raise capital; our pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase our products or equipment that contain our products; and the amount of any dividend declared by our Board of Directors on our common shares; and

•	those items identified under the caption Risk Factors in other parts of this Annual Report.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Amended Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of December 31, 2016, we had $136.6 million of aggregate debt outstanding, of which $70.2 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $0.7 million annually, with a corresponding decrease in net income or increase in net loss before income taxes of the same amount.
Foreign Currency Exchange Rate Risk
Fluctuations in the value of the U.S. dollar compared to foreign currencies may impact our earnings. Geographically, our sales are primarily made to customers in the U.S. Currency fluctuations could impact us to the extent they impact the currency or the price of raw materials in foreign countries in which our competitors operate or have significant sales.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of TimkenSteel Corporation
We have audited the accompanying consolidated balance sheets of TimkenSteel Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule included at Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TimkenSteel Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for actuarial gains and losses and the calculation of expected return on plan assets related to its pension and other postretirement benefit plans during the year ended December 31, 2016.
As discussed in Note 2 and Note 10 to the consolidated financial statements, the Company adopted an amendment to an accounting standard for share-based payment transactions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TimkenSteel Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 16, 2017

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of TimkenSteel Corporation
We have audited TimkenSteel Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TimkenSteel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, TimkenSteel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of TimkenSteel Corporation, and our report dated March 16, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 16, 2017

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015 ADJUSTED	2014 ADJUSTED
(Dollars in millions, except per share data)
Net sales	$869.5	$1,106.2	$1,674.2
Cost of products sold	896.6	1,060.0	1,473.1
Gross (Loss) Profit	(27.1)	46.2	201.1

Selling, general and administrative expenses	101.5	105.1	128.9
Impairment and restructuring charges	0.3	6.5	1.2
Operating (Loss) Income	(128.9)	(65.4)	71.0

Interest expense	11.4	3.4	0.9
Other expense, net	1.7	2.9	1.4
(Loss) Income Before Income Taxes	(142.0)	(71.7)	68.7
(Benefit) provision for income taxes	(36.5)	(26.7)	22.6
Net (Loss) Income	($105.5)	($45.0)	$46.1

Per Share Data:
Basic (loss) earnings per share	($2.39)	($1.01)	$1.01
Diluted (loss) earnings per share	($2.39)	($1.01)	$1.00

Dividends per share	$—	$0.42	$0.28
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2016	2015 ADJUSTED	2014 ADJUSTED
(Dollars in millions)
Net (loss) income	($105.5)	($45.0)	$46.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2.0)	(1.1)	(0.3)
Pension and postretirement liability adjustments	0.5	1.0	0.6
Other comprehensive (loss) income, net of tax	(1.5)	(0.1)	0.3
Comprehensive (Loss) Income, net of tax	($107.0)	($45.1)	$46.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2016	2015 ADJUSTED
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$25.6	$42.4
Accounts receivable, net of allowances (2016 - $2.1 million; 2015 - $1.5 million)	91.6	80.9
Inventories, net	164.2	173.9
Deferred charges and prepaid expenses	2.8	11.4
Other current assets	6.2	9.2
Total Current Assets	290.4	317.8

Property, Plant and Equipment, Net	741.9	769.3

Other Assets
Pension assets	6.2	20.7
Intangible assets, net	25.0	30.6
Other non-current assets	6.4	4.1
Total Other Assets	37.6	55.4
Total Assets	$1,069.9	$1,142.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$87.0	$49.5
Salaries, wages and benefits	20.3	21.4
Accrued pension and postretirement costs	3.0	3.2
Other current liabilities	20.4	30.1
Total Current Liabilities	130.7	104.2

Non-Current Liabilities
Convertible notes, net	66.4	—
Other long-term debt	70.2	200.2
Accrued pension and postretirement costs	192.1	114.1
Deferred income taxes	—	32.0
Other non-current liabilities	13.1	10.0
Total Non-Current Liabilities	341.8	356.3

Commitments and contingencies	—	—

Shareholders' Equity
Preferred shares, no par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2016 and 2015 - 45.7 million shares	—	—
Additional paid-in capital	845.6	828.8
Retained deficit	(193.9)	(92.6)
Treasury shares, 2016 and 2015 - 1.5 million, respectively	(44.9)	(46.3)
Accumulated other comprehensive loss	(9.4)	(7.9)
Total Shareholders' Equity	597.4	682.0
Total Liabilities and Shareholders' Equity	$1,069.9	$1,142.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Total	Additional Paid-in Capital	Net Parent Investment	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance as of December 31, 2013	$800.8	$—	$801.2	$—	$—	($0.4)
Net income (loss)	46.1	—	62.3	(16.2)	—	—
Pension and postretirement adjustment, net of tax	0.6	—	—	—	—	0.6
Foreign currency translation adjustments	(0.3)	—	—	—	—	(0.3)
Stock-based compensation expense	6.0	4.0	2.0	—	—	—
Dividends – $0.28 per share	(12.7)	—	—	(12.7)	—	—
Net transfer (to)/from Parent and affiliates	(62.0)	9.2	165.9	—	—	(237.1)
Reclassification of net parent investment to additional paid-in capital	—	1,031.4	(1,031.4)	—	—	—
Cumulative effect of change in accounting principle (refer to Note 1)	—	(229.4)	—	—	—	229.4
Stock option exercise activity	6.1	6.1	—	—	—	—
Purchase of treasury shares	(30.6)	—	—	—	(30.6)	—
Shares surrendered for taxes	(4.1)	—	—	—	(4.1)	—
Balance as of December 31, 2014 ADJUSTED	$749.9	$821.3	$—	($28.9)	($34.7)	($7.8)

Net loss	(45.0)	—	—	(45.0)	—	—
Pension and postretirement adjustment, net of tax	1.0	—	—	—	—	1.0
Foreign currency translation adjustments	(1.1)	—	—	—	—	(1.1)
Stock-based compensation expense	7.0	7.0	—	—	—	—
Dividends – $0.42 per share	(18.7)	—	—	(18.7)	—	—
Adjustments to net parent investment and additional paid-in capital	4.7	4.7	—	—	—	—
Stock option exercise activity	1.5	1.5	—	—	—	—
Purchase of treasury shares	(15.2)	—	—	—	(15.2)	—
Issuance of treasury shares	—	(5.7)	—	—	5.7	—
Shares surrendered for taxes	(2.1)	—	—	—	(2.1)	—
Balance as of December 31, 2015 ADJUSTED	$682.0	$828.8	$—	($92.6)	($46.3)	($7.9)

Net loss	(105.5)	—	—	(105.5)		—
Pension and postretirement adjustment, net of tax	0.5	—	—	—	—	0.5
Foreign currency translation adjustments	(2.0)	—	—	—	—	(2.0)
Stock-based compensation expense	6.7	6.7	—	—	—	—
Issuance of treasury shares	—	(1.4)	—	—	1.4	—
Equity component of convertible notes, net	18.7	18.7	—	—	—	—
Deferred tax liability on convertible notes	(7.2)	(7.2)	—	—	—	—
Cumulative adjustment for adoption of ASU 2016-09	4.2	—	—	4.2	—	—
Balance as of December 31, 2016	$597.4	$845.6	$—	($193.9)	($44.9)	($9.4)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015 ADJUSTED	2014 ADJUSTED
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income	($105.5)	($45.0)	$46.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	74.9	73.4	58.0
Amortization of deferred financing fees and debt discount	2.9	0.3	—
Impairment charges and loss on sale or disposal of assets	1.2	1.9	2.6
Deferred income taxes	(36.8)	(25.6)	(29.8)
Stock-based compensation expense	6.7	7.0	6.0
Pension and postretirement expense	83.4	(15.5)	107.2
Pension and postretirement contributions	(4.9)	(15.6)	(20.7)
Reimbursement from postretirement plan assets	13.3	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10.7)	86.2	(17.7)
Inventories, net	9.7	122.7	(69.6)
Accounts payable, trade	37.5	(70.7)	16.2
Other accrued expenses	(8.2)	(31.5)	26.2
Deferred charges and prepaid expenses	8.3	22.7	(27.6)
Other, net	2.6	(3.2)	(3.0)
Net Cash Provided by Operating Activities	74.4	107.1	93.9

Investing Activities
Capital expenditures	(42.7)	(78.2)	(129.6)
Proceeds from disposals of property, plant and equipment	—	0.4	—
Net Cash Used by Investing Activities	(42.7)	(77.8)	(129.6)

Financing Activities
Cash dividends paid to shareholders	—	(18.7)	(12.7)
Purchase of treasury shares	—	(17.3)	(34.7)
Proceeds from exercise of stock options	—	1.5	5.8
Credit agreement repayments	(130.0)	(50.0)	(30.2)
Credit agreement borrowings	—	65.0	185.2
Proceeds from issuance of convertible notes	86.3	—	—
Debt issuance costs	(4.8)	(1.4)	—
Dividend paid to The Timken Company	—	—	(50.0)
Net transfers from/(to) Parent and affiliates	—	(0.5)	6.8
Net Cash (Used) Provided by Financing Activities	(48.5)	(21.4)	70.2
Effect of exchange rate changes on cash	—	—	—
(Decrease) Increase In Cash and Cash Equivalents	(16.8)	7.9	34.5
Cash and cash equivalents at beginning of period	42.4	34.5	—
Cash and Cash Equivalents at End of Period	$25.6	$42.4	$34.5
See accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(dollars in millions, except per share data)
Note 1 - Company and Basis of Presentation
TimkenSteel Corporation (the Company or TimkenSteel) manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. TimkenSteel’s portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes) and value-add solutions, such as precision steel components. In addition, TimkenSteel supplies machining and thermal treatment services, as well as manages raw material recycling programs, which are used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.

TimkenSteel became an independent company as a result of the distribution on June 30, 2014 by The Timken Company (Timken) of 100 percent of the outstanding common shares of TimkenSteel to Timken shareholders. Each Timken shareholder of record as of the close of business on June 23, 2014 received one TimkenSteel common share for every two Timken common shares held as of the record date for the distribution. TimkenSteel common shares trade on the New York Stock Exchange under the ticker symbol “TMST.”

Prior to the spinoff on June 30, 2014, what is now TimkenSteel was made up of Timken’s steelmaking operations and operated as a reportable segment of Timken. The accompanying Consolidated Financial Statements for periods prior to the separation have been prepared from Timken’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Timken. Accordingly, Timken and its subsidiaries’ net investment in the operations is shown as net parent investment in lieu of stockholders’ equity in the Consolidated Financial Statements. The Consolidated Financial Statements for periods prior to the separation include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. The historical results of operations and cash flows of TimkenSteel presented in the Consolidated Financial Statements for periods prior to the separation may not be indicative of what they would have been had TimkenSteel actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of TimkenSteel’s future results of operations and cash flows.

The SBQ bars and tubes production processes take place at the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, TX), Tryon Peak (Columbus, NC), and St. Clair (Eaton, OH). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business of the Company, not any specific aspect of the business.

Effective January 1, 2016, TimkenSteel eliminated its segment reporting as a result of organizational changes made in the second half of 2015, in addition to the integrated nature of the Company’s business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, the Company has centralized its customer-facing activities under one leadership role and eliminated the former two segment operating structure. Since that change, the Company is organized in a centralized manner based on functionality. As a result, TimkenSteel conducts its business activities and reports financial results as one business segment.

The presentation of financial results as one reportable segment is consistent with the way the Company operates its business under the realigned organization and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations.

Presentation
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2016 presentation.

Change in Accounting Principle
On December 31, 2016, TimkenSteel voluntarily changed its accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for its defined benefit pension and other postretirement benefit plans. Prior to 2016, the Company amortized, as a component of pension and other postretirement expense, unrecognized actuarial gains and losses (included within accumulated other comprehensive income (loss)) over the average remaining service period of active employees expected to receive benefits under the plan, or average remaining life expectancy of inactive participants when all or almost all of plan participants are inactive. The Company historically has calculated the market-related value of plan assets based on a 5-year market adjustment. The value was determined by adjusting the fair value of plan assets to reflect the investment gains and losses during each of the last 5 years. The difference between the expected return on assets and actual return on assets was recognized at the rate of 20% per year (e.g., recognized over five years). Under the new principle, actuarial gains and losses are immediately recognized through net periodic benefit cost in the Statement of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. In addition, the Company changed its accounting for measuring the market-related value of plan assets from a calculated amount (based on a five-year smoothing of asset returns) to fair value. The Company believes these changes are preferable, as they result in an accelerated recognition of changes in assumptions and market return on plan assets, as compared to the minimum amortization approach and market-related value of plan assets (i.e. delayed approach). Additionally, the Company believes the new accounting principles provide a better representation of the operating results of the Company and the impact of its benefit obligations (through the income statement) in the period when changes occur.

These changes have been applied retrospectively to prior periods beginning with the formation of the TimkenSteel pension and postretirement benefit plans during the second quarter of 2014. The cumulative effect of the change in accounting principles resulted in a reduction of additional paid in capital of $229.4 million as of the date of establishment of the TimkenSteel pension and other postretirement plans.

The following table reflects the effect of the change in accounting principles on the 2016 Consolidated Financial Statements (dollars in millions, except per share data):

Increase (decrease)
Statement of Operations
Cost of products sold	$44.1
Selling, general and administrative expenses	5.5
Provision for income taxes	—
Net (loss) income	(49.6)
Diluted earnings (loss) per share	($1.12)

Statement of Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	$2.3
Pension and postretirement adjustment	47.3

Balance Sheet

Additional paid in capital	($229.4)
Retained deficit	($80.5)
Accumulated other comprehensive loss	309.9

Statement of Cash Flows

Net (loss) income	($49.6)
Pension and postretirement expense	49.6

Separately, the 2015 financial statements have been restated to correct immaterial errors related to deferred tax expense recognized on 2015 other comprehensive income associated with the Company’s U.K. pension plan ($4.8 million) and to correct the amount associated with the fair value of the Company’s U.K. pension plan ($0.7 million). The correction of these immaterial errors did not impact the 2015 statement of operations.

The following tables reflect the impact to the financial statement line items as a result of the change in accounting principles and the correction of immaterial errors discussed above for the prior periods presented in the accompanying financial statements (dollars in millions, except per share data):

Statement of Operations	2015			2014
	As Reported	Adjustments	Adjusted	As Reported	Adjustments	Adjusted
Net sales	$1,106.2	$—	$1,106.2	$1,674.2	$—	$1,674.2
Cost of products sold	1,097.4	(37.4)	1,060.0	1,400.4	72.7	1,473.1
Gross Profit	8.8	37.4	46.2	273.8	(72.7)	201.1
Selling, general and administrative expenses	111.0	(5.9)	105.1	112.1	16.8	128.9
Impairment and restructuring charges	6.5	—	6.5	1.2	—	1.2
Operating (Loss) Income	(108.7)	43.3	(65.4)	160.5	(89.5)	71.0
Interest expense	3.4	—	3.4	0.9	—	0.9
Other expenses, net	2.9	—	2.9	1.4	—	1.4
(Loss) Income Before Income Taxes	(115.0)	43.3	(71.7)	158.2	(89.5)	68.7
(Benefit) provision for income taxes	(42.6)	15.9	(26.7)	53.8	(31.2)	22.6
Net (Loss) Income	($72.4)	$27.4	($45.0)	$104.4	($58.3)	$46.1

Per Share Data:
Basic (loss) earnings per share	($1.63)	$0.62	($1.01)	$2.29	($1.28)	$1.01
Diluted (loss) earnings per share	($1.63)	$0.62	($1.01)	$2.27	($1.27)	$1.00

Statement of Comprehensive (Loss) Income, net of tax		2015			2014
	As Reported	Adjustments	Adjusted	As Reported	Adjustments	Adjusted
Net (loss) income	($72.4)	$27.4	($45.0)	$104.4	($58.3)	$46.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1.5)	0.4	(1.1)	(1.2)	0.9	(0.3)
Pension and postretirement adjustment	35.0	(29.7)	5.3	(58.6)	59.2	0.6
Correction of pension and postretirement adjustment (1)	—	(4.3)	(4.3)	—	—	—
Total pension and postretirement liability adjustments, net of tax	35.0	(34.0)	1.0	(58.6)	59.2	0.6
Other comprehensive income (loss), net of tax	33.5	(33.6)	(0.1)	(59.8)	60.1	0.3
Comprehensive (Loss) Income, net of tax	($38.9)	($6.2)	($45.1)	$44.6	$1.8	$46.4
(1) Adjustment to correct immaterial errors associated with the fair market value of the Company’s U.K. pension plan and deferred taxes related to other comprehensive income recognized during 2015.

Balance Sheet	2015
	As Reported	Adjustments	Adjusted
Other Assets
Correction to non-current pension assets (1)	$20.0	$0.7	$20.7

Non-Current Liabilities
Deferred income taxes	$26.9	$—	$26.9
Correction to deferred income taxes (1)	—	5.1	5.1
Total deferred income taxes	$26.9	$5.1	$32.0

Shareholders’ Equity
Additional paid-in-capital	$1,058.2	($229.4)	$828.8
Retained earnings (deficit)	($61.7)	($30.9)	($92.6)
Accumulated other comprehensive income	($263.8)	$260.2	($3.6)
Correction to accumulated other comprehensive loss (1)	—	(4.3)	(4.3)
Total accumulated other comprehensive income	($263.8)	$255.9	($7.9)
(1) Adjustment to correct immaterial errors associated with the fair market value of the Company’s U.K. pension plan and deferred taxes related to other comprehensive income recognized during 2015.

Cash Flows from Operating Activities	2015			2014
	As Reported	Adjustments	Adjusted	As Reported	Adjustments	Adjusted
Net (loss) income	($72.4)	$27.4	($45.0)	$104.4	($58.3)	$46.1
Deferred income taxes	(41.5)	15.9	(25.6)	1.4	(31.2)	(29.8)
Pension and postretirement expense	30.7	(46.2)	(15.5)	14.9	92.3	107.2
Changes in operating assets and liabilities:
Inventories, net	119.9	2.8	122.7	(66.8)	(2.8)	(69.6)
Net Cash Provided by Operating Activities	107.1	—	107.1	93.9	—	93.9

Note 2 - Significant Accounting Policies
Basis of Combination:
The Consolidated Financial Statements include the combined assets, liabilities, revenues and expenses related to TimkenSteel as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014. All significant intercompany accounts and transactions within TimkenSteel have been eliminated in the preparation of the Consolidated Financial Statements. All significant intercompany transactions with Timken prior to the spinoff are deemed to have been paid in the period the cost was incurred.
Use of Estimates:
The preparation of these Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.
Revenue Recognition:
TimkenSteel recognizes revenue when title passes to the customer, which includes related-party sales to Timken and its subsidiaries for the periods prior to spinoff. This occurs at the shipping point except for goods sold by certain of the Company’s foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Operations.

Cash Equivalents:
TimkenSteel considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Allowance for Doubtful Accounts:
TimkenSteel maintains an allowance for doubtful accounts, which represents an estimate of losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance is based upon historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. TimkenSteel extends credit to customers satisfying pre-defined credit criteria. TimkenSteel believes it has limited concentration of credit risk due to the diversity of its customer base.
Inventories, Net:
Inventories are valued at the lower of cost or market. The majority of TimkenSteel’s domestic inventories are valued by the last-in, first-out (LIFO) method. The remaining inventories, including manufacturing supplies inventory as well as international (outside the U.S.) inventories are valued by the first-in, first-out (FIFO), average cost or specific identification methods. Reserves are established for product inventory that is identified to be surplus and/or obsolete based on future requirements.
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
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350-40, “Internal-Use Software,” (ASC 350-40), TimkenSteel capitalizes certain costs incurred for computer software developed or obtained for internal use. TimkenSteel capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the software.
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
If an asset or asset group is considered to be impaired, the impairment loss that would be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine fair value, TimkenSteel uses internal cash flow estimates discounted at an appropriate interest rate, third party appraisals, as appropriate, and/or market prices of similar assets, when available.
In the years ending December 31, 2015 and 2014, TimkenSteel recorded impairment charges of $0.9 million and $1.2 million respectively, related to the discontinued use of certain long-lived assets. No impairment charges were recorded for the year ended December 31, 2016.

Product Warranties:
TimkenSteel accrues liabilities for warranties based upon specific claim incidents in accordance with accounting rules relating to contingent liabilities. Should TimkenSteel become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. TimkenSteel had no significant warranty claims for the years ended December 31, 2016, 2015 and 2014.
Income Taxes:
For the periods ending prior to and on June 30, 2014, income taxes, as presented herein, attribute current and deferred income taxes of Timken to the TimkenSteel standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the FASB ASC Topic 740, “Accounting for Income Taxes” (ASC 740). Accordingly, the TimkenSteel income tax provision was prepared following the “separate return method.” The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise. As a result, actual tax transactions included in the financial statements of Timken may not be included in the Consolidated Financial Statements of TimkenSteel. Similarly, the tax treatment of certain items reflected in the Consolidated Financial Statements of TimkenSteel may not be reflected in the financial statements and tax returns of Timken; therefore, such items as alternative minimum tax, net operating losses, credit carryforwards, and valuation allowances may exist in the stand-alone financial statements that may or may not exist in Timken’s financial statements.
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
Following the spinoff on June 30, 2014, TimkenSteel accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. TimkenSteel recognizes deferred tax assets to the extent TimkenSteel believes these assets are more likely than not to be realized. In making such a determination, TimkenSteel considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If TimkenSteel determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, TimkenSteel would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. TimkenSteel records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) TimkenSteel determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, TimkenSteel recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
TimkenSteel recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.

Foreign Currency Translation:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations. TimkenSteel realized foreign currency exchange losses of $0.8 million in 2016, $1.3 million in 2015 and $1.1 million in 2014.
Net Parent Investment:
Prior to the spinoff, Timken’s net investment in TimkenSteel was presented as net parent investment in lieu of stockholders’ equity. The Consolidated Statements of Shareholders’ Equity included net cash transfers and other property transfers between Timken and TimkenSteel. Timken performed cash management and other treasury-related functions on a centralized basis for nearly all of its legal entities, which included TimkenSteel. The net parent investment account included assets and liabilities incurred by Timken on behalf of TimkenSteel such as accrued liabilities related to corporate allocations including administrative expenses for legal, accounting, treasury, information technology, human resources and other services. Other assets and liabilities recorded by Timken, whose related income and expense had been pushed down to TimkenSteel, were also included in net parent investment.
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

Additionally, during 2015, additional paid in capital was adjusted to reflect final adjustments between the Company and Timken related primarily to the allocation of certain temporary differences calculated for tax purposes.

Pension and Other Postretirement Benefits:
TimkenSteel recognizes an overfunded status or underfunded status (e.g., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. As discussed in Note 1 - Company and Basis of Presentation, on December 31, 2016, TimkenSteel voluntarily changed its accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for its defined benefit pension and other postretirement benefit plans. Prior to 2016, the Company amortized, as a component of pension and other postretirement expense, unrecognized actuarial gains and losses (included within accumulated other comprehensive income (loss)) over the average remaining service period of active employees expected to receive benefits under the plan, or average remaining life expectancy of inactive participants when all or almost all of plan participants are inactive. The Company historically has calculated the market-related value of plan assets based on a 5-year market adjustment. The value was determined by adjusting the fair value of plan assets to reflect the investment gains and losses during each of the last 5 years. The difference between the expected return on assets and actual return on assets was recognized at the rate of 20% per year (e.g., recognized over five years). Under the new principle, actuarial gains and losses are immediately recognized through net periodic benefit cost in the Statement of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. In addition, the Company changed its accounting for measuring the market-related value of plan assets from a calculated amount (based on a five-year smoothing of asset returns) to fair value. The Company believes these changes are preferable, as they result in an accelerated recognition of changes in assumptions and market return on plan assets, as compared to the minimum amortization approach and market-related value of plan assets (i.e. the delayed approach).

Additionally, the Company believes the new accounting principles provide a better representation of the operating results of the Company and the impact of its benefit obligations (through the income statement) in the period when changes occur.
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
Stock-Based Compensation:
TimkenSteel recognizes stock-based compensation expense based on the grant date fair value of the stock-based awards over their required vesting period on a straight-line basis, whether the awards were granted with graded or cliff vesting. Stock options are issued with an exercise price equal to the opening market price of TimkenSteel common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The fair value of stock-based awards that will settle in TimkenSteel common shares, other than stock options, is based on the opening market price of TimkenSteel common shares on the grant date. The fair values of stock-based awards that will settle in cash are remeasured at each reporting period until settlement of the awards.
TimkenSteel early adopted Accounting Standards Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the fourth quarter of 2016, with the effect recorded as of January 1, 2016.
Under ASU 2016-09, TimkenSteel recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the consolidated statement of operations. The Company recorded an adjustment to beginning retained earnings of $4.2 million for previously unrecognized excess tax benefits. The excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate.
TimkenSteel’s prior year additional paid in capital pool will be not be affected because those excess benefits have already been recognized in the financial statements, and the recognition of excess tax benefits and tax deficiencies in the income statement is prospective only in the fiscal year of adoption. As a result, there was not a reclassification between additional paid in capital and retained earnings in the fiscal years before adoption.
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
As of December 31, 2016, TimkenSteel had no outstanding foreign currency forward contracts. As of December 31, 2015, TimkenSteel had foreign currency forward contracts with a fair value of less than $0.1 million based on level 2 inputs.
Research and Development:
Expenditures for TimkenSteel research and development amounted to $8.0 million, $8.6 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and were recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. These expenditures may fluctuate from year to year depending on special projects and the needs of TimkenSteel and its customers.
Adoption of New Accounting Standards
The Company adopted the following standards during 2016, none of which had a material impact on the Consolidated Financial Statements or the related Notes to the Consolidated Financial Statements.

Standard		Effective Date

2015-05	Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	January 1, 2016
2016-09	Stock Compensation: Improvements to Employee Share-Based Payment Accounting - See Note 10	January 1, 2016
2015-03	Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs - See Note 6	March 31, 2016

Accounting Standards Issued But Not Yet Adopted
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force),” The guidance is intended to reduce diversity in practice in how certain items are classified in the cash flow statement. It is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted, provided that all the issues addressed in the standard are adopted in the same period. Retrospective transition is required. TimkenSteel plans to adopt ASU 2016-15 effective January 1, 2017, and does not expect the adoption to have a material effect on its Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU changes how entities will measure credit losses for most financial assets, including trade and other receivables. This guidance will replace the current incurred loss approach with an expected loss model. It is effective for annual periods beginning after December 31, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory (Topic 330),” which requires that certain inventory be measured at the lower of cost or net realizable value. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out (LIFO). The Company values certain portions of its inventory using the FIFO, average cost, or specific identification methods. This standard is effective for annual reporting periods beginning after December 15, 2016. TimkenSteel plans to adopt this standard effective January 1, 2017, and does not expected the adoption to have a material effect its results of operations and financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and will supersede Topic 605, “Revenue Recognition,” and most industry-specific guidance. Under ASU 2014-09 and the subsequently issued amendments, the core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required about the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. This standard is effective for annual reporting periods after December 15, 2017. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition. TimkenSteel anticipates adopting this standard using the modified retrospective approach as of January 1, 2018.

Note 3 - Inventories
The components of inventories, net as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Inventories, net:
Manufacturing supplies	$37.9	$43.3
Raw materials	16.2	14.6
Work in process	58.6	59.5
Finished products	59.6	64.9
Subtotal	172.3	182.3
Allowance for surplus and obsolete inventory	(8.1)	(8.4)
Total Inventories, net	$164.2	$173.9

Inventories are valued at the lower of cost or market, with approximately 64% valued by the LIFO method, and the remaining inventories valued by the FIFO, average cost or specific identification methods.
The LIFO reserve as of December 31, 2016 and December 31, 2015 was $44.6 million and $49.6 million, respectively. TimkenSteel recognized a decrease in its LIFO reserve of $5.0 million and $50.7 million during 2016 and 2015, respectively, in cost of products sold. The decreases in the LIFO reserve recognized during 2016 and 2015 were due to lower manufacturing costs, lower scrap steel costs, and lower inventory quantities.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Property, Plant and Equipment, net:
Land	$13.3	$13.4
Buildings and improvements	420.6	418.2
Machinery and equipment	1,352.0	1,298.2
Construction-in-progress	63.9	74.9
Subtotal	1,849.8	1,804.7
Less allowances for depreciation	(1,107.9)	(1,035.4)
Property, Plant and Equipment, net	$741.9	$769.3

Total depreciation expense was $68.0 million, $67.2 million and $50.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
TimkenSteel recorded capitalized interest related to construction projects of $0.7 million, $1.0 million and $6.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The amount of capitalized interest for 2014 includes $5.7 million that was allocated to TimkenSteel from Timken prior to the spinoff.
TimkenSteel recorded impairment charges of $0.9 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively, related to the discontinued use of certain assets. No impairment charges were recorded for the year ended December 31, 2016.

Note 5 - Intangible Assets
The components of intangible assets, net as of December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.3	$3.7	$2.6	$6.8	$3.7	$3.1
Technology use	9.0	5.2	3.8	9.0	4.7	4.3
Capitalized software	58.9	40.3	18.6	57.9	34.7	23.2
Total Intangible Assets	$74.2	$49.2	$25.0	$73.7	$43.1	$30.6

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. The weighted-average useful lives of the customer relationships, technology use and capitalized software are 15 years, 15 years and 6.3 years, respectively. The weighted-average useful life of total intangible assets is 8.1 years.
Amortization expense for intangible assets was $6.9 million, $6.2 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Based upon the intangible assets subject to amortization as of December 31, 2016, TimkenSteel’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Amortization Expense
2017	$6.3
2018	5.1
2019	4.0
2020	2.9
2021	1.0
In the fourth quarter of 2014, TimkenSteel made a final determination to discontinue the use of a trade name acquired in 2008, resulting in an impairment charge of $0.9 million to reduce the asset to its estimated fair value of zero.
Note 6 - Financing Arrangements
Convertible Notes

In May 2016, the Company issued $75.0 million aggregate principal amount of Convertible Senior Notes, and an additional $11.3 million principal amount to cover over-allotments (Convertible Notes). The Indenture for the Convertible Notes dated May 31, 2016, which was filed with the Securities and Exchange Commission as an exhibit to a Form 8-K filed on May 31, 2016, contains a complete description of the terms of the Convertible Notes. The key terms are as follows:

Maturity Date:         June 1, 2021 unless repurchased or converted earlier

Interest Rate:         6.0% cash interest per year

Interest Payments Dates:     June 1 and December 1 of each year, beginning on December 1, 2016

Initial Conversion Price:    Approximately $12.58 per common share of the Company

Initial Conversion Rate:    79.5165 common shares per $1,000 principal amount of Notes

The net proceeds to the Company from the offering were $83.2 million, after deducting the initial underwriters’ discount and fees and the offering expenses payable by the Company. The Company used the net proceeds to repay a portion of the amounts outstanding under the Amended Credit Agreement.

The components of the Convertible Notes as of December 31, 2016 are as follows:

Principal	$86.3
Less: Debt issuance costs, net of amortization	(2.1)
Less: Debt discount, net of amortization	(17.8)
Convertible notes, net	$66.4

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

The following table sets forth total interest expense recognized related to the Convertible Notes for the year ended December 31, 2016:

Contractual interest expense	$3.0
Amortization of debt issuance costs	0.2
Amortization of debt discount	1.7
Total	$4.9

The fair value of the Convertible Notes was approximately $135.0 million as of December 31, 2016. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy, is based on the last price traded in December 2016.

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

Upon conversion, the Company will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and deliver, as the case may be, of a combination of cash and common shares, the amount of cash and number of common shares, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40-trading day observation period.

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

Other Long-Term Debt

The components of other long-term debt as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.71% as of December 31, 2016)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.70% as of December 31, 2016)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.70% as of December 31, 2016)	8.5	8.5
Amended Credit Agreement, due 2019 (LIBOR plus applicable spread)	40.0	170.0
Total Other Long-Term Debt	$70.2	$200.2

Amended Credit Agreement
On February 26, 2016, the Company, as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into Amendment No. 1 to the Amended and Restated Credit Agreement (as amended by the Amendment, the Amended Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

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

    The Amended Credit Agreement contains certain customary covenants, including covenants that limit TimkenSteel’s and its subsidiaries’ ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures TimkenSteel may make to $45.0 million in fiscal year 2016 and $50.0 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. As of December 31, 2016, we are in compliance with all covenants.

Borrowings under the Amended Credit Agreement bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 3.00% to 3.50%) and an additional 0.75% on the machinery and equipment component or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the Amended Credit Agreement, with no rate floor), plus an applicable margin (varying from 2.00% to 2.50%). The Amended Credit Agreement also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin of 0.50%. The applicable margins are calculated quarterly and vary based on TimkenSteel’s average quarterly availability as set forth in the Amended Credit Agreement. The interest rate under the Amended Credit Agreement was 4.80% as of December 31, 2016. The amount available under the Amended Credit Agreement as of December 31, 2016 was $119.7 million net, after reducing for the block on availability of $33.1 million.

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
All of TimkenSteel’s other long-term debt is variable-rate debt. As such, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 fair value input as defined by ASC 820, “Fair Value Measurements.” The valuation of Level 2 is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly

Advanced Quench-and-Temper Facility

In the second quarter of 2015, TimkenSteel entered into a lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Consolidated Financial Statements. As of December 31, 2016, $38.2 million has been spent on the new advanced quench-and-temper facility and is reported in the caption Property, plant and equipment, net in the Consolidated Balance Sheets. Of this amount, $10.8 million has been financed through the capital lease arrangement described above.

Leases
TimkenSteel leases a variety of real property and equipment. Rent expense under operating leases amounted to $8.6 million, $11.0 million and $9.2 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, future minimum lease payments for non-cancelable operating leases totaled $20.0 million and are payable as follows: 2017-$6.5 million; 2018-$5.5 million; 2019-$3.7 million; 2020-$2.7 million; and 2021-$1.6 million. TimkenSteel has no significant lease commitments after 2021.

Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2014	($3.9)	($3.9)	($7.8)

Other comprehensive (loss) income before reclassifications, before income tax	(1.1)	—	(1.1)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	1.7	1.7
Income tax (expense)	—	(0.7)	(0.7)
Net current period other comprehensive income, net of income taxes	(1.1)	1.0	(0.1)
Balance at December 31, 2015	(5.0)	(2.9)	(7.9)

Other comprehensive (loss) income before reclassifications, before income tax	(2.0)	(0.9)	(2.9)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	1.7	1.7
Income tax (expense)	—	(0.3)	(0.3)
Net current period other comprehensive (loss) income, net of income taxes	(2.0)	0.5	(1.5)
Balance at December 31, 2016	(7.0)	(2.4)	(9.4)
The above table reflects the adjustments discussed in Note 1 - Company and Basis of Presentation.
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in cost of products sold and selling, general and administrative expenses in the Consolidated Statements of Operations. These components are included in the computation of pension and postretirement net periodic benefit cost.
Note 8 - Retirement and Postretirement Benefit Plans
Defined Benefit Pensions
Prior to the spinoff, eligible TimkenSteel employees, including certain employees in foreign countries, participated in the following Timken-sponsored plans: The Timken Company Pension Plan; The Timken-Latrobe-MPB-Torrington Retirement Plan; and the Timken U.K. Pension Scheme. During 2014, the assets and liabilities of these pension plans related to TimkenSteel employees and retirees were transferred to pension plans sponsored by TimkenSteel as follows: TimkenSteel Corporation Retirement Plan; TimkenSteel Corporation Bargaining Unit Pension Plan and the TimkenSteel U.K. Pension Scheme. Plan assets of $1,193.6 million, benefit plan obligations of $1,134.8 million and accumulated other comprehensive losses of $361.8 million ($228.9 million, net of tax) were recorded by TimkenSteel related to these plans, prior to the change in accounting principle discussed below and in Note 1 - Company and Basis of Presentation.
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

Plan assets of $130.1 million, benefit plan obligations of $232.2 million and accumulated other comprehensive losses of $8.2 million ($5.0 million, net of tax) were recorded by TimkenSteel related to these plans, prior to the change in accounting principle discussed below and in Note 1 - Company and Basis of Presentation.
On December 31, 2016, TimkenSteel voluntarily changed its accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for its defined benefit pension and other postretirement benefit plans. See Note 1 - Company and Basis of Presentation for amounts recognized as a result of the change in accounting principle and for further discussion. The information within this Note has been adjusted to reflect the change in accounting principle.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2016 and 2015:

	Pension		Postretirement
Change in benefit obligation:	2016	2015	2016	2015
Benefit obligation at the beginning of year	$1,163.5	$1,257.5	$215.3	$243.3
Service cost	15.6	16.8	1.5	1.7
Interest cost	52.4	51.3	9.4	9.4
Actuarial losses (gains)	81.1	(88.2)	6.6	(19.9)
Benefits paid	(79.1)	(70.2)	(19.5)	(19.2)
Plan amendment	—	—	0.9	—
Foreign currency translation adjustment	(13.2)	(3.7)	—	—
Benefit obligation at the end of year	$1,220.3	$1,163.5	$214.2	$215.3

	Pension		Postretirement
Change in plan assets:	2016	2015	2016	2015
Fair value of plan assets at the beginning of year	$1,144.3	$1,230.0	$137.9	$142.6
Actual return on plan assets	78.7	(12.0)	6.1	(0.6)
Company contributions / payments	2.2	0.5	2.7	15.1
Benefits paid	(79.1)	(70.2)	(19.5)	(19.2)
Reimbursement from postretirement plan assets	—	—	(13.3)	—
Foreign currency translation adjustment	(14.4)	(4.0)	—	—
Fair value of plan assets at end of year	$1,131.7	$1,144.3	$113.9	$137.9
Funded status at end of year	($88.6)	($19.2)	($100.3)	($77.4)
In the third quarter of 2016, the Company amended its postretirement benefit plans relating to its non-bargaining retirees, effective January 1, 2017, to provide for the transition of certain Medicare-eligible retirees and their eligible dependents from Company-sponsored group retiree medical coverage to individual health insurance purchased through an insurance company private exchange. This change is reflected in the Change in benefit obligation table as the Plan amendment for $0.9 million.

The TimkenSteel Corporation Retirement Plan (Salaried Plan) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the third quarter of 2016, the cumulative cost of all settlements exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. The Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of September 30, 2016. This settlement loss is included in the net remeasurement losses (gains) as a component of net periodic benefit cost.

The accumulated benefit obligation at December 31, 2016 exceeded the fair value of plan assets for two of the Company’s pension plans. For these plans, the benefit obligation was $886.5 million, the accumulated benefit obligation was $866.5 million and the fair value of plan assets was $791.6 million as of December 31, 2016.

The total pension accumulated benefit obligation for all plans was $1,192.1 million and $1,132.8 million as of December 31, 2016 and 2015, respectively.

Amounts recognized on the balance sheet at December 31, 2016 and 2015, for TimkenSteel’s pension and postretirement benefit plans include:

	Pension		Postretirement
	2016	2015	2016	2015
Non-current assets	$6.2	$20.7	$—	$—
Current liabilities	(0.6)	(0.6)	(2.4)	(2.6)
Non-current liabilities	(94.2)	(39.3)	(97.9)	(74.8)
	($88.6)	($19.2)	($100.3)	($77.4)
Included in accumulated other comprehensive loss at December 31, 2016 and 2015, were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension		Postretirement
	2016	2015	2016	2015
Unrecognized prior service cost	$1.5	$2.1	$2.1	$2.4
Amounts expected to be amortized from accumulated other comprehensive loss and included in total net periodic benefit cost during the year ended December 31, 2017 are as follows:

	Pension	Postretirement

Prior service cost	$0.5	$1.0
The weighted-average assumptions used in determining benefit obligation as of December 31, 2016 and 2015 were as follows:

	Pension		Postretirement
Assumptions:	2016	2015	2016	2015
Discount rate	4.17%	4.67%	4.09%	4.51%
Future compensation assumption	3.09%	2.76%	n/a	n/a
The weighted-average assumptions used in determining benefit cost for the years ended December 31, 2016 and 2015 were as follows:

	Pension		Postretirement
Assumptions:	2016	2015	2016	2015
Discount rate	4.67%	4.21%	4.51%	4.05%
Future compensation assumption	3.08%	3.09%	n/a	n/a
Expected long-term return on plan assets	6.46%	6.98%	5.00%	5.00%
The discount rate assumption is based on current rates of high-quality long-term corporate bonds over the same period that benefit payments will be required to be made. The expected rate of return on plan assets assumption is based on the weighted-average expected return on the various asset classes in the plans’ portfolios. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance.
For measurement purposes, TimkenSteel assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 6.50% and 6.75% for 2016 and 2015, respectively, declining gradually to 5.00% in 2023 and thereafter for medical and prescription drug benefits, and 8.50% and 8.75% for 2016 and 2015, respectively, declining gradually to 5.00% in 2031 and thereafter for HMO benefits. A one percentage point increase in the assumed health care cost trend rate would have increased the 2016 and 2015 postretirement benefit obligation by $1.6 million and $2.3 million, respectively and increased the total service and interest cost components by $0.1 million in both the years ended December 31, 2016 and 2015. A one percentage point decrease would have decreased the 2016 and 2015 postretirement benefit obligation by $1.4 million and $2.1 million, respectively and decreased the total service and interest cost components by $0.1 million in both the years ended December 31, 2016 and 2015.

The components of net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Pension			Postretirement
	Years Ended December 31,			Years Ended December 31,
Components of net periodic benefit cost:	2016	2015	2014	2016	2015	2014
Service cost	$15.6	$16.8	$10.2	$1.5	$1.7	$1.1
Interest cost	52.4	51.3	33.3	9.4	9.4	6.5
Expected return on plan assets	(71.1)	(82.8)	(54.6)	(5.8)	(7.1)	(4.6)
Amortization of prior service cost	0.6	0.6	0.5	1.1	1.1	0.6
Net remeasurement losses (gains)	73.4	5.7	98.3	6.3	(12.2)	15.9
Allocated benefit cost from Timken	—	—	5.2	—	—	2.2
Net Periodic Benefit Cost	$70.9	($8.4)	$92.9	$12.5	($7.1)	$21.7

As discussed above, prior to the spinoff, employees of TimkenSteel participated in various retirement and postretirement benefits sponsored by The Timken Company. Because Timken provided these benefits to eligible employees and retirees of TimkenSteel, the costs to participating employees of TimkenSteel in these plans were reflected in the Consolidated Financial Statements, while the related assets and liabilities were retained by Timken. Expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate and other shared functional personnel. All cost allocations related to the various retirement benefit plans have been deemed paid by TimkenSteel to Timken in the period in which the cost was recorded in the Consolidated Statements of Operations as a component of cost of products sold and selling, general and administrative expenses. Allocated benefit cost from Timken were funded through intercompany transactions, which were reflected within the net parent investment on the Consolidated Balance Sheets.
TimkenSteel recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, TimkenSteel also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolios is based on expected rates of return for various asset classes, as well as historical asset class and fund performance. The target allocations for plan assets are 15% equity securities, 60% debt securities and 25% in all other types of investments.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$45.2	$4.6	$40.6	$—
U.S government and agency securities	220.3	214.2	6.1	—
Corporate bonds	105.2	—	105.2	—
Equity securities	52.2	52.2	—	—
Mutual fund - equity	15.3	—	15.3	—
Mutual fund - real estate	24.8	24.8	—	—
Total Assets in the fair value hierarchy	$463.0	$295.8	$167.2	$—
Assets measured at net asset value (1)	668.7	—	—	—
Total Assets	$1,131.7	$295.8	$167.2	$—
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, hedge funds, and risk parity investments. As of December 31, 2016, these assets are redeemable at net asset value within 90 days.

The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$27.8	$2.1	$25.7	$—
U.S government and agency securities	220.7	213.1	7.6	—
Corporate bonds	125.6	—	125.6	—
Equity securities	78.8	78.8	—	—
Mutual fund - equity	16.1	—	16.1	—
Mutual fund - real estate	33.9	33.9	—	—
Total Assets in the fair value hierarchy	$502.9	$327.9	$175.0	$—
Assets measured at net asset value (1)	641.4	—	—	—
Total Assets	$1,144.3	$327.9	$175.0	$—
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and risk parity investments. As of December 31, 2015, these assets were redeemable at net asset value within 90 days.

The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1.4	$1.4	$—	$—
Total Assets in the fair value hierarchy	$1.4	$1.4	$—	$—
Assets measured at net asset value (1)	112.5	—	—	—
Total Assets	$113.9	$1.4	$—	$—
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, hedge funds, and risk parity investments. As of December 31, 2016, these assets are redeemable at net asset value within 90 days.

The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1.0	$1.0	$—	$—
Total Assets in the fair value hierarchy	$1.0	$1	$—	$—
Assets measured at net asset value (1)	136.9	—	—	—
Total Assets	$137.9	$1.0	$—	$—
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and risk parity investments. As of December 31, 2015, these assets were redeemable at net asset value within 90 days.

Future benefit payments are expected to be as follows:

		Postretirement
Benefit Payments:	Pension	Gross	Medicare Part D Subsidy Receipts
2017	$78.2	$20.3	$0.7
2018	88.1	19.8	0.7
2019	76.2	19.3	0.8
2020	75.2	18.4	0.9
2021	75.8	17.6	0.9
2022-2026	373.8	77.2	5.0
The Company expects to make contributions to its U.K. pension plan in 2017 of approximately $1.4 million.
Defined Contribution Plans
Prior to the spinoff, substantially all of TimkenSteel’s employees in the U.S. and employees at certain non-U.S. locations participated in defined contribution retirement and savings plans sponsored by Timken. TimkenSteel established similar defined contribution plans in connection with the spinoff. The Company recorded expense primarily related to employer matching contributions to these defined contribution plans of $4.6 million in 2016, $5.8 million in 2015 and $4.7 million in 2014.
Note 9 - Earnings Per Share
On June 30, 2014, 45.4 million TimkenSteel common shares were distributed to Timken shareholders in conjunction with the spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this number of shares was assumed to be outstanding as of the beginning of each period prior to the spinoff in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, the dilutive securities outstanding at June 30, 2014 were assumed to also be outstanding as of the beginning of each period prior to the spinoff.
Basic earnings (loss) per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method or if-converted method. For the Convertible Notes, the Company utilizes the if-converted method to calculate diluted earnings (loss) per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense (including amortization of debt discount) recognized on the Convertible Notes and includes the number of shares potentially issuable related to the Convertible Notes in the weighted average shares outstanding. Treasury stock is excluded from the denominator in calculating both basic and diluted earnings (loss) per share.
For the years ended December 31, 2016, 2015 and 2014, 2.8 million, 2.0 million and 0.1 million of shares issuable for equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for years ended December 31, 2016 and 2015, the dilutive effect of equity-based awards is not recognized and thus not utilized in the calculation of diluted earnings (loss) per share, because the effect of their inclusion would have been anti-dilutive. The shares potentially issuable of 6.9 million, related to the Convertible Notes, were also anti-dilutive for the year ended December 31, 2016.

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net (loss) income for basic and diluted earnings per share	($105.5)	($45.0)	$46.1

Denominator:
Weighted average shares outstanding, basic	44,217,577	44,533,725	45,541,705
Dilutive effect of stock-based awards	—	—	502,438
Weighted average shares outstanding, diluted	44,217,577	44,533,725	46,044,143

Basic (loss) earnings per share	($2.39)	($1.01)	$1.01
Diluted (loss) earnings per share	($2.39)	($1.01)	$1.00

Note 10 - Stock-Based Compensation
Description of the Plan
Prior to the spinoff, employees of Timken’s steel business, now TimkenSteel, were eligible to participate in The Timken Company Long-Term Incentive Plan (Timken LTIP Plan) and The Timken Company 2011 Long-Term Incentive Plan (Timken 2011 Plan) and were eligible to receive Timken stock-based awards including stock options, restricted share awards and performance-based restricted share units. Effective June 30, 2014, TimkenSteel employees and non-employee directors began participating in the TimkenSteel Corporation 2014 Equity and Incentive Compensation Plan. On April 28, 2016, shareholders of TimkenSteel approved the amendment and restatement of the TimkenSteel Corporation 2014 Equity and Incentive Compensation Plan to, among other matters, increase the number of shares available for awards and to adjust the fungible share adjustment factor going forward. The TimkenSteel Corporation Amended and Restated 2014 Equity and Incentive Compensation Plan is referred to herein as the TimkenSteel 2014 Plan.
The TimkenSteel 2014 Plan authorizes the Compensation Committee of the TimkenSteel Board of Directors to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted shares, restricted share unit awards, performance shares, performance units, deferred shares and common shares) and cash awards to TimkenSteel employees and non-employee directors. No more than 11.05 million TimkenSteel common shares may be delivered under the TimkenSteel 2014 Plan. The TimkenSteel 2014 Plan contains fungible share counting mechanics, which generally means that awards other than stock options and stock appreciation rights will be counted against the aggregate share limit as 2.50 common shares for every one common share that is actually issued or transferred under such awards. The TimkenSteel 2014 Plan authorized up to 3.0 million common shares for use in granting “replacement awards” to current holders of Timken equity awards under Timken’s equity compensation plans at the time of the spinoff.
As of December 31, 2016, approximately 6.1 million shares of TimkenSteel common stock remained available for grants under the TimkenSteel 2014 Plan.
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
As discussed in Note 2 - Significant Accounting Policies, TimkenSteel early adopted Accounting Standards Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the fourth quarter of 2016, with the effect recorded as of January 1, 2016. Under ASU 2016-09, TimkenSteel recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the Consolidated Statements of Operations.
The following table provides the significant assumptions used to calculate the grant date fair market values of options granted using a Black-Scholes option pricing method:

	2016	2015	2014 Subsequent to Spinoff	2014 Prior to Spinoff
Weighted-average fair value per option	$3.32	$11.21	$18.43	$23.17
Risk-free interest rate	1.34%	1.47%	1.78%	1.80%
Dividend yield	—%	1.93%	1.22%	1.75%
Expected stock volatility	41.71%	47.10%	47.00%	50.35%
Expected life - years	6	6	6	6

The expected life of stock option awards granted is based on historical data and represents the period of time that options granted are expected to be held prior to exercise. Because of the absence of adequate stock price history of TimkenSteel common stock, expected volatility related to stock option awards granted subsequent to the spinoff is based on the historical volatility of a selected group of peer companies’ stock. Prior to the spinoff, volatility was calculated using the historical volatility of Timken stock. Expected annual dividends per share are estimated using the most recent dividend payment per share as of the grant date. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following summarizes TimkenSteel stock option activity from January 1, 2016 to December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of December 31, 2015	1,617,503	$28.68
Granted	644,580	$7.47
Exercised	(6,825)	$11.24
Canceled, forfeited or expired	(35,861)	$24.05
Outstanding as of December 31, 2016	2,219,397	$22.64	6.22	$5.5
Options expected to vest	968,982	$15.90	8.53	$5.1
Options exercisable	1,239,280	$27.82	4.41	$0.4
Stock options presented in this table represent TimkenSteel awards only, including those held by Timken employees.
The total intrinsic value, the cash proceeds and the related tax benefit associated with stock options exercised during the period from January 1, 2016 to December 31, 2016 each were less than $0.1 million.

The following summarizes TimkenSteel stock-settled restricted share award activity from January 1, 2016 to December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	339,410	$30.31
Granted	426,090	$7.16
Vested	(38,641)	$30.60
Canceled, forfeited or expired	(30,706)	$3.93
Outstanding as of December 31, 2016	696,153	$17.57
Restricted share awards presented in this table represent TimkenSteel awards only, including those held by Timken employees.
TimkenSteel recognized stock-based compensation expense of $6.7 million ($4.2 million after tax), $7.0 million ($4.3 million after tax) and $6.0 million ($3.8 million after tax) for the years ended December 31, 2016, 2015 and 2014, respectively, related to stock option awards and stock-settled restricted share awards. 2014 compensation expense includes the recognition of $0.3 million of incremental compensation expense in the second quarter of 2014 resulting from the adjustment and substitution of stock-settled awards. The adjustment of the stock compensation awards occurred in conjunction with the distribution of TimkenSteel common shares to Timken shareholders in the June 30, 2014 after-market distribution.
Outstanding restricted share awards include restricted shares, restricted stock units, performance-based restricted stock units and deferred shares that will settle in common shares. Outstanding restricted shares and restricted stock units generally cliff-vest after three years or vest in 25% increments annually beginning on the first anniversary of the date of grant. Performance-based restricted stock units vest based on achievement of specified performance objectives.
As of December 31, 2016, unrecognized compensation cost related to stock option awards and stock-settled restricted shares and restricted stock units was $7.3 million, which is expected to be recognized over a weighted average period of 1.6 years. The calculations of unamortized expense and weighted-average periods include awards based on both TimkenSteel and Timken stock awards held by TimkenSteel employees.
Certain restricted stock units, including performance-based restricted stock units, are settled in cash and were adjusted and substituted as described above. TimkenSteel accrued $0.8 million and $1.6 million as of December 31, 2016 and 2015, respectively, which was included in salaries, wages and benefits, and other non-current liabilities on the Consolidated Balance Sheets. TimkenSteel paid $1.0 million and $2.9 million for cash-settled restricted stock units during 2016 and 2015, respectively.
Note 11 - Segment Information
TimkenSteel manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. TimkenSteel’s portfolio includes SBQ bars, seamless mechanical tubing (tubes) and value-add solutions, such as precision steel components. In addition, TimkenSteel supplies machining and thermal treatment services, as well as manages raw material recycling programs, which are used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.

The SBQ bars and tubes production processes take place at the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars and seamless mechanical tubes the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services, Tryon Peak, and St. Clair. Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business of the Company, not any specific aspect of the business.

Effective January 1, 2016, TimkenSteel eliminated its segment reporting as a result of organizational changes made in the second half of 2015, in addition to the integrated nature of the Company’s business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, the Company has centralized its customer-facing activities under one leadership role and eliminated the former two segment operating structure. Since that change, the Company is organized in a centralized manner based on functionality. As a result, TimkenSteel conducts its business activities and reports financial results as one business segment.

The presentation of financial results as one reportable segment is consistent with the way the Company operates its business under the realigned organization and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations.

Geographic Information
Net sales by geographic area are reported by the country in which the customer is domiciled. Long-lived assets include property, plant and equipment and intangible assets subject to amortization. Long-lived assets by geographic area are reported by the location of the TimkenSteel operations to which the asset is attributed.

	Years Ended December 31,
	2016	2015
Net Sales:
United States	$763.4	$979.5
Foreign	106.1	126.7
	$869.5	$1,106.2

	December 31,
	2016	2015
Long-lived Assets:
United States	$766.6	$799.3
Foreign	0.3	0.6
	$766.9	$799.9
Note 12 - Income Tax Provision
(Loss) income from operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below.

	Years Ended December 31,
	2016	2015	2014
United States	($136.2)	($82.2)	$69.0
Non-United States	(5.8)	10.5	(0.3)
(Loss) income from operations before income taxes	($142.0)	($71.7)	$68.7

The (benefit) provision for income taxes consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$32.3
State and local	0.1	(1.2)	5.3
Foreign	0.2	0.1	0.5
	$0.3	($1.1)	$38.1
Deferred:
Federal	($32.9)	($28.7)	($10.4)
State and local	(3.6)	0.2	(3.5)
Foreign	(0.3)	2.9	(1.6)
	(36.8)	(25.6)	(15.5)
United States and foreign tax (benefit) expense on (loss) income	($36.5)	($26.7)	$22.6
For the year ended December 31, 2016, TimkenSteel made no U.S. state tax payments and, as of December 31, 2016, had $0.5 million of refundable overpayments of state incomes and no federal income taxes. For the year ended December 31, 2015, TimkenSteel made $0.5 million in U.S. state payments, and as of December 31, 2015, had refundable overpayments of federal income taxes of $6.9 million and state income taxes of $1.7 million. The Company recorded these receivables as a component of prepaid expenses on the Consolidated Balance Sheets.
The reconciliation between TimkenSteel’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
Tax at the U.S. federal statutory rate	($49.7)	($25.2)	$24.2
Adjustments:
State and local income taxes, net of federal tax benefit	(3.5)	(2.2)	1.1
Foreign earnings taxed at different rates including tax holidays	(0.1)	—	—
U.S. domestic manufacturing deduction	—	—	(3.2)
U.S. research tax credit	(0.4)	(0.5)	(0.6)
Valuation allowance	15.6	—	—
Other items, net	1.6	1.2	1.1
(Benefit) provision for income taxes	($36.5)	($26.7)	$22.6
Effective income tax rate	25.7%	37.2%	32.9%
Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Undistributed earnings of foreign subsidiaries outside of the U.S. were $1.6 million, $1.6 million and $1.5 million at December 31, 2016, 2015 and 2014, respectively. The Company recognized a deferred tax liability in the amount of $0.1 million during 2016 for current-year earnings at its Chinese subsidiary, as those earnings are not permanently reinvested by the Company.

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Deferred tax assets:
Pension and postretirement benefits	$70.3	$34.6
Other employee benefit accruals	9.1	7.2
Tax loss carryforwards	107.4	63.7
Intangible assets	2.5	2.9
Inventory	2.9	2.9
State decoupling	0.5	1.6
Other, net	5.3	3.7
Deferred tax assets subtotal	$198.0	$116.6
Valuation allowances	(24.4)	(10.2)
Deferred tax assets	173.6	106.4
Deferred tax liabilities:
Depreciation	($156.8)	($136.3)
Inventory	(9.7)	(1.0)
Convertible debt	(6.6)	—
Other, net	(0.2)	(1.1)
Deferred tax liabilities subtotal	(173.3)	(138.4)
Net deferred tax assets (liabilities)	$0.3	($32.0)
As of December 31, 2016, net deferred tax assets of $0.3 million are recorded as a component of other non-current assets on the Consolidated Balance Sheets.
As of December 31, 2016, TimkenSteel had loss carryforwards in the U.S. and various non-U.S. jurisdictions totaling $306.5 million having various expirations dates. TimkenSteel has provided valuation allowances of $24.4 million against these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of TimkenSteel or entities treated as branches of TimkenSteel under U.S. tax law. Tax benefits have been recorded for these losses in the U.S. The related local country net operating loss carryforwards are offset fully by valuation allowances.
During 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2016. In light of TimkenSteel’s recent operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence, and concluded that it was more likely than not that it would not realize its U.S. deferred tax assets. As a result, in the fourth quarter of 2016, the Company recorded a $15.6 million full valuation allowance on its net U.S. deferred tax asset. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.
As of December 31, 2016, TimkenSteel had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2016, TimkenSteel does not anticipate a change in its unrecognized tax positions during the next 12 months. TimkenSteel had no accrued interest and penalties related to uncertain tax positions as of December 31, 2016. TimkenSteel records interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2015, TimkenSteel had no total gross unrecognized tax benefits and no amount of unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. TimkenSteel had no interest and penalties related to uncertain tax positions as of December 31, 2015. TimkenSteel records interest and penalties related to uncertain tax positions as a component of (benefit) provision for income taxes.

The reconciliation of TimkenSteel’s total gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2016	2015	2014
Beginning balance, January 1	$—	$—	$0.7
Tax positions related to prior years:
Reductions	—	—	(0.7)
Ending balance, December 31	$—	$—	$—
As of December 31, 2016, Timken is subject to examination by the IRS for tax years 2006 to 2009 and 2012 to the present. Timken also is subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to the present. Timken also is subject to tax examination in various foreign tax jurisdictions, including Mexico, China and the U.K. for tax years 2002 to the present. TimkenSteel is subject to examination by the IRS for the period June 30, 2014 through December 31, 2016. TimkenSteel also is subject to tax examinations in various foreign tax jurisdictions, including Mexico, China, Poland, Singapore and the U.K. for the period June 30, 2014 through December 31, 2016.
Note 13 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of December 31, 2016 and 2015, TimkenSteel had contingency reserves related to loss exposures incurred in the ordinary course of business of $0.2 million and $0.5 million, respectively.
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency (EPA) and similar state or local authorities. TimkenSteel recorded reserves for such environmental matters as other current and non-current liabilities on the Consolidated Balance Sheets. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations.
The following summarizes TimkenSteel contingency reserves and activity related to EPA matters from January 1, 2015 to December 31, 2016:

Beginning balance, January 1, 2015	$1.3
Expenses	—
Payments	(0.5)
Ending balance, December 31, 2015	$0.8
Expenses	—
Payments	(0.2)
Ending balance, December 31, 2016	$0.6
Note 14 - Restructuring Charges

During the second quarter of 2015, TimkenSteel approved and began implementing a cost reduction plan that resulted in the reduction of TimkenSteel’s salaried and hourly headcount. As a result, TimkenSteel recognized restructuring charges consisting of severance, benefits and other associated expenses of $0.3 million and $5.6 million for the years ended December 31, 2016 and 2015. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The following is a roll forward of the consolidated restructuring accrual for the years ended December 31, 2016 and 2015:

Beginning balance, January 1, 2015	$—
Expenses	5.6
Payments	(3.3)
Ending balance, December 31, 2015	$2.3
Expenses	0.3
Payments	(2.5)
Ending balance, December 31, 2016	$0.1

Note 15 - Relationship with Timken and Related Entities
Prior to the spinoff on June 30, 2014, TimkenSteel was managed and operated in the normal course of business with other affiliates of Timken. Transactions between Timken and TimkenSteel, with the exception of sale and purchase transactions and reimbursements for payments made to third-party service providers by Timken on TimkenSteel’s behalf, are reflected in equity in the Consolidated Balance Sheets as net parent investment and in the Consolidated Statements of Cash Flows as a financing activity in net transfers (to)/from Timken and affiliates.
Corporate Costs/Allocations
For the periods prior to April 1, 2014, the Consolidated Financial Statements include corporate costs incurred by Timken for services that were provided to or on behalf of Timken’s steel business, now TimkenSteel, including but not limited to legal, treasury, corporate administration, technology and human resource services. These costs consist of allocated cost pools and direct costs. Corporate costs were directly charged to, or allocated to, TimkenSteel using methods management believes are consistent and reasonable. TimkenSteel direct costs were incurred directly by TimkenSteel based on negotiated usage rates and dedicated employee assignments. These corporate charges and allocations were deemed paid by TimkenSteel to Timken in the period in which the costs were recorded in the Consolidated Statements of Operations. Net charges from Timken for these services, reflected in selling, general and administrative expenses, were $7.4 million for the year ended December 31, 2014. Effective April 1, 2014, TimkenSteel performed these functions using internal resources or services provided by third parties, certain of which were provided by Timken and directly charged to TimkenSteel.
Transactions with Other Timken Businesses
TimkenSteel sold finished goods to Timken. During the years ended December 31, 2016, 2015 and 2014, respectively, revenues from related-party sales of products totaled $32.7 million or 3.8% of net sales, $46.5 million, or 4.2% of net sales and $84.6 million or 5.1%, respectively. Prior to the spinoff, TimkenSteel recorded related-party receivables from Timken as Accounts receivable due from related-party in its Consolidated Balance Sheets. Upon separation, outstanding amounts were reclassified to trade receivables.
TimkenSteel did not purchase material from Timken during the year ending December 31, 2016. TimkenSteel purchased less than $1.0 million during the year ended December 31, 2015, and approximately $1.0 million during the year ended December 31, 2014. In addition, certain of TimkenSteel’s third-party service providers were paid by Timken on behalf of TimkenSteel. TimkenSteel would subsequently reimburse Timken in cash for such payments. Prior to the spinoff, TimkenSteel recorded related-party payables to Timken as Accounts payable due to related party in its Consolidated Balance Sheets. Upon separation, outstanding amounts were reclassified to trade payables.
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
Tax Sharing Agreement — The tax sharing agreement generally governs TimkenSteel’s and Timken’s respective rights, responsibilities and obligations after the spinoff with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. Generally, TimkenSteel is liable for all pre-distribution U.S. federal income taxes, foreign income taxes and non-income taxes attributable to TimkenSteel’s business, and all other taxes attributable to TimkenSteel, paid after the distribution. In addition, the tax sharing agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution. The tax sharing agreement also provides that TimkenSteel is liable for taxes incurred by Timken that arise as a result of TimkenSteel’s taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended.
Employee Matters Agreement — TimkenSteel entered into an employee matters agreement with Timken, which generally provides that TimkenSteel and Timken each has responsibility for its own employees and compensation plans, subject to certain exceptions as described in the agreement. In general, prior to the spinoff, TimkenSteel employees participated in various retirement, health and welfare, and other employee benefit and compensation plans maintained by Timken. Following the spinoff (or earlier, in the case of the tax-qualified defined benefit plans and retiree medical plans), pursuant to the employee matters agreement, TimkenSteel employees and former employees generally participate in similar plans and arrangements established and maintained by TimkenSteel. The employee matters agreement provides for the bifurcation of equity awards as described in Note 10 - Stock-Based Compensation. Among other things, the employee matters agreement also provides for TimkenSteel’s assumption of certain employment-related contracts that its employees originally entered into with Timken, the allocation of certain employee liabilities and the cooperation between TimkenSteel and Timken in the sharing of employee information.
Transition Services Agreement — The transition services agreement, which expired on July 1, 2016, governed the process under which TimkenSteel and Timken provide and/or make available various administrative services and assets to each other. Services provided by Timken to TimkenSteel included certain services related to finance, facilities, information technology and employee benefits under LTA.

SUPPLEMENTAL DATA
Selected Quarterly Financial Data (Unaudited)
(dollars in millions, except per share data)

The following selected quarterly operating results for each quarter of fiscal 2016 and 2015 have been adjusted to reflect the change in accounting principle and correction of immaterial errors as described in Note 1 - Company and Basis of Presentation:

	Quarters Ended
	December 31	September 30	June 30	March 31
2016
Net Sales	$214.7	$213.8	$223.1	$217.9
Gross (Loss) Profit	(44.7)	(6.2)	15.3	8.5
Net (Loss) Income (1)	(67.0)	(22.2)	(6.6)	(9.7)
Per Share Data: (2)
Basic (loss) earnings per share	($1.52)	($0.50)	($0.15)	($0.22)
Diluted (loss) earnings per share	($1.52)	($0.50)	($0.15)	($0.22)

	Quarters Ended
	December 31	September 30	June 30	March 31
2015
Net Sales	$206.6	$232.7	$278.2	$388.7
Gross Profit	9.3	(12.3)	2.1	47.1
Net Income (1)	(13.8)	(24.5)	(18.1)	11.4
Per Share Data: (2)
Basic earnings per share	($0.31)	($0.55)	($0.40)	$0.25
Diluted earnings per share	($0.31)	($0.55)	($0.40)	$0.25
Previously reported quarterly financial information for fiscal year 2016 and 2015 were as follows (in millions, except per share amounts):

	Quarters Ended
	September 30	June 30	March 31
2016
Net Sales	$213.8	$223.1	$217.9
Gross (Loss) Profit	2.5	10.2	3.4
Net Loss (1)	(16.6)	(10.5)	(13.6)
Per Share Data: (2)
Basic loss per share	($0.38)	($0.24)	($0.31)
Diluted loss per share	($0.38)	($0.24)	($0.31)

	Quarters Ended
	December 31	September 30	June 30	March 31
2015
Net Sales	$206.6	$232.7	$278.2	$388.7
Gross (Loss) Profit	(6.2)	(20.5)	(6.1)	41.6
Net (Loss) Income (1)	(24.2)	(30.8)	(24.3)	6.9
Per Share Data: (2)
Basic (loss) earnings per share	($0.55)	($0.69)	($0.54)	$0.15
Diluted (loss) earnings per share	($0.55)	($0.69)	($0.54)	$0.15

(1) Net Loss for the second, third, and fourth quarters of 2015 included restructuring charges of $1.6 million, $0.3 million and $3.7 million, respectively. The restructuring charges related to a cost reduction plan that reduced TimkenSteel’s salaried and hourly headcount. See Note 14 - Restructuring Charges in the Notes to the Consolidated Financial Statements.

(2) Basic and diluted earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented prior to the spinoff in the calculation of basic weighted average shares. See Note 9 - Earnings Per Share in the Notes to the Consolidated Financial Statements.

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
Report of Management on Internal Control Over Financial Reporting
The management of TimkenSteel is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. TimkenSteel’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
TimkenSteel management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2016, TimkenSteel’s internal control over financial reporting is effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our assessment of TimkenSteel’s internal control over financial reporting as of December 31, 2016. Please refer to Item 8, “Reports of Independent Registered Public Accounting Firm.”
Changes in Internal Controls
There have been no changes during the Company’s fourth quarter of 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Required information will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be filed within 120 days of December 31, 2016 in connection with the annual meeting of shareholders to be held on May 2, 2017, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held on May 2, 2017, and is incorporated herein by reference.
The Company’s Corporate Governance Guidelines and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on the Company’s website at www.timkensteel.com and are available to any shareholder in print, without charge, upon request to the General Counsel. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.
The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as to its directors. The Company’s code of ethics, the TimkenSteel Code of Conduct, is available on its website at www.timkensteel.com and in print, without charge, upon request to the General Counsel. The Company intends to disclose any amendment to its code of ethics or waiver from its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or any director by posting such amendment or waiver, as applicable, on its website at www.timkensteel.com.
ITEM 11. EXECUTIVE COMPENSATION
Required information will be set forth under the captions “Compensation Discussion and Analysis;” “2016 Summary Compensation Table”; “2016 Grants of Plan-Based Awards Table”; “Outstanding Equity Awards at 2016 Year-End Table;” “2016 Option Exercises and Stock Vested Table”; “Pension Benefits”; “2016 Nonqualified Deferred Compensation Table”; “Potential Payments Upon Termination or Change in Control”; “Director Compensation”; “Compensation Committee”; “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in the proxy statement to be filed within 120 days of December 31, 2016 in connection with the annual meeting of shareholders to be held on May 2, 2017, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Required information, including with respect to institutional investors owning more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement to be filed within 120 days of December 31, 2016 in connection with the annual meeting of shareholders to be held on May 2, 2017, and is incorporated herein by reference. Required information regarding securities authorized for issuance under the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Required information will be set forth under the captions “Director Independence” and “Related Party Transactions Approval Policy” in the proxy statement to be filed within 120 days of December 31, 2016 in connection with the annual meeting of shareholders to be held on May 2, 2017, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2016 and 2015 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “Services of Independent Auditor for 2016” and “Audit Committee Pre-Approval Policies and Procedures” in the proxy statement to be filed within 120 days of December 31, 2016 in connection with the annual meeting of shareholders to be held on May 2, 2017, and is incorporated herein by reference.

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

4.1
Indenture, dated May 31, 2016, by and between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016, File No. 001-36313).

4.2
First Supplemental Indenture, dated May 31, 2016, by and between the Company and U.S. Bank National Association, as Trustee (including Form of Note) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 31, 2016, File No. 001-36313).

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
10.6
TimkenSteel Corporation Amended and Restated 2014 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on October 28, 2016, Registration No. 333-214297).

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

Exhibit Number	Exhibit Description
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

10.21	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 29, 2016, File No. 001-36313). .
10.22	Form of Deferred Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016, File No. 001-36313).
10.23
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 26, 2016, among TimkenSteel Corporation, the other loan parties and lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 29, 2016, File No. 001-36313).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
18.1*	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle
21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.
**	Furnished herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2016	2015	2014
Balance at Beginning of Period	$1.5	$0.2	$0.2
Additions:
Charged to Costs and Expenses (1)	0.7	1.3	—
Deductions (2)	(0.1)	—	—
Balance at End of Period	$2.1	$1.5	$0.2

Allowance for surplus and obsolete inventory:	2016	2015	2014
Balance at Beginning of Period	$8.4	$2.9	$1.9
Additions:
Charged to Costs and Expenses (3)	1.5	7.2	1.6
Deductions (4)	(1.8)	(1.7)	(0.6)
Balance at End of Period	$8.1	$8.4	$2.9

Valuation allowance on deferred tax assets:	2016	2015	2014
Balance at Beginning of Period	$10.2	$11.7	$14.1
Additions:
Charged to Costs and Expenses (5)	15.6	—	—
Charged to Other Accounts (6)	—	—	—
Deductions (7)	(1.4)	(1.5)	(2.4)
Balance at End of Period	$24.4	$10.2	$11.7

(1)	Provision for uncollectible accounts included in expenses.

(2)	Actual accounts written off against the allowance-net of recoveries.

(3)	Provisions for surplus and obsolete inventory included in expenses.

(4)	Inventory items written off against the allowance.

(5)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(6)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(7)	Amount primarily relates to foreign currency translation adjustments, the removal of losses not carried over to TimkenSteel and a decrease in U.K. tax rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	March 16, 2017	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ward J. Timken, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2017
Ward J. Timken, Jr.

/s/ Christopher J. Holding	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2017
Christopher J. Holding

/s/ Tina M. Beskid	Vice President, Corporate Controller & Investor Relations (Principal Accounting Officer)	March 16, 2017
Tina M. Beskid

*	Director	March 16, 2017
Joseph A. Carrabba

*	Director	March 16, 2017
Phillip R. Cox

*	Director	March 16, 2017
Diane C. Creel

*	Director	March 16, 2017
Terry L. Dunlap

*	Director	March 16, 2017
Randall H. Edwards

*	Director	March 16, 2017
Donald T. Misheff

*	Director	March 16, 2017
John P. Reilly

*	Director	March 16, 2017
Ronald A. Rice

*	Director	March 16, 2017
Randall A. Wotring

*Signed by the undersigned as attorney-in-fact and agent for the directors indicated.

/s/ Frank A. DiPiero	Executive Vice President, General Counsel and Secretary	March 16, 2017
Frank A. DiPiero