Form 10-Q
period 2017-03-31
TimkenSteel Corp
filed 2017-04-27
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial reporting accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2017
Common Shares, without par value	44,373,990

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2017	2016
(Dollars in millions, except per share data)
Net sales	$309.4	$217.9
Cost of products sold	292.4	212.5
Gross Profit	17.0	5.4

Selling, general and administrative expenses	22.9	22.1
Impairment and restructuring charges	—	—
Operating Loss	(5.9)	(16.7)

Interest expense	3.6	2.0
Other income, net	(4.5)	(2.6)
Loss Before Income Taxes	(5.0)	(16.1)
Provision (benefit) for income taxes	0.3	(6.4)
Net Loss	($5.3)	($9.7)

Per Share Data:
Basic loss per share	($0.12)	($0.22)
Diluted loss per share	($0.12)	($0.22)

Dividends per share	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)
Net loss	($5.3)	($9.7)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	0.2	(0.5)
Pension and postretirement liability adjustments	0.3	1.0
Other comprehensive (loss) income, net of tax	0.5	0.5
Comprehensive Loss, net of tax	($4.8)	($9.2)
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$20.6	$25.6
Accounts receivable, net of allowances (2017 - $2.7 million; 2016 - $2.1 million)	147.9	91.6
Inventories, net	190.9	164.2
Deferred charges and prepaid expenses	3.1	2.8
Other current assets	7.6	6.2
Total Current Assets	370.1	290.4

Property, Plant and Equipment, Net	727.3	741.9

Other Assets
Pension assets	8.4	6.2
Intangible assets, net	23.6	25.0
Other non-current assets	6.1	6.4
Total Other Assets	38.1	37.6
Total Assets	$1,135.5	$1,069.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$126.4	$87.0
Salaries, wages and benefits	26.4	20.3
Accrued pension and postretirement costs	3.0	3.0
Other current liabilities	17.9	20.4
Total Current Liabilities	173.7	130.7

Non-Current Liabilities
Convertible notes, net	67.3	66.4
Other long-term debt	95.2	70.2
Accrued pension and postretirement costs	193.2	192.1
Deferred income taxes	0.3	—
Other non-current liabilities	12.6	13.1
Total Non-Current Liabilities	368.6	341.8

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2017 and 2016 - 45.7 million shares	—	—
Additional paid-in capital	841.4	845.6
Retained deficit	(199.5)	(193.9)
Treasury shares - 2017 - 1.4 million; 2016 - 1.5 million	(39.8)	(44.9)
Accumulated other comprehensive loss	(8.9)	(9.4)
Total Shareholders’ Equity	593.2	597.4
Total Liabilities and Shareholders’ Equity	$1,135.5	$1,069.9
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net loss	($5.3)	($9.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18.9	18.7
Amortization of deferred financing and debt discount	1.2	0.2
Loss on sale or disposal of assets	—	0.8
Deferred income taxes	0.3	(8.7)
Stock-based compensation expense	1.6	1.5
Pension and postretirement expense	0.8	0.6
Pension and postretirement contributions and payments	(1.6)	(1.9)
Reimbursement from postretirement plan assets	—	13.3
Changes in operating assets and liabilities:
Accounts receivable, net	(56.3)	(14.1)
Inventories, net	(26.7)	13.0
Accounts payable, trade	39.4	6.6
Other accrued expenses	2.9	(10.7)
Deferred charges and prepaid expenses	(0.3)	7.0
Other, net	(1.2)	3.5
Net Cash (Used) Provided by Operating Activities	(26.3)	20.1

Investing Activities
Capital expenditures	(2.7)	(8.5)
Proceeds from disposals of property, plant and equipment	—	—
Net Cash Used by Investing Activities	(2.7)	(8.5)

Financing Activities
Proceeds from exercise of stock options	0.2	—
Shares surrendered for employee taxes on stock compensation	(1.2)	—
Credit agreement repayments	—	(15.0)
Credit agreement borrowings	25.0	—
Issuance costs related to credit agreement	—	(1.5)
Net Cash Provided (Used) by Financing Activities	24.0	(16.5)
Effect of exchange rate changes on cash	—	—
Decrease In Cash and Cash Equivalents	(5.0)	(4.9)
Cash and cash equivalents at beginning of period	25.6	42.4
Cash and Cash Equivalents at End of Period	$20.6	$37.5
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Notes to Unaudited Consolidated Financial Statements
(dollars in millions, except per share data)

Note 1 - Company and Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s Audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2016.
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
Presentation
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2017 presentation.
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
These changes have been applied retrospectively to prior periods beginning with the formation of the TimkenSteel pension and postretirement benefit plans during the second quarter of 2014. The cumulative effect of the change in accounting principles resulted in a reduction of additional paid in capital of $229.4 million as of the date of establishment of the TimkenSteel pension and other postretirement plans. For further information refer to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.
Note 2 - Recent Accounting Pronouncements
Adoption of New Accounting Standards
The Company adopted the following Accounting Standard Updates (ASU) during three months ended March 31, 2017.With the exception of ASU 2017-07, which is discussed below, the adoption of these standards did not have a material impact on the Unaudited Consolidated Financial Statements or the related Notes to the Unaudited Consolidated Financial Statements.

Standard		Effective Date

2015-11	Inventory: Simplifying the Measurement of Inventory (Topic 330)	January 1, 2017
2016-15	Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)	January 1, 2017
2016-16	Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)	January 1, 2017
2017-07	Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)	January 1, 2018

In the first quarter of 2017, the FASB issued and the Company early adopted ASU 2017-07, “Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” This ASU is effective for annual periods beginning after December 31, 2018, with early adoption permitted. This ASU requires entities to present non-service cost components of net periodic benefit cost in a caption below operating loss and provides that only service cost is eligible to be capitalized in inventory or construction of an asset. This ASU requires retrospective application of the change in the statement of operations and prospective application for the capitalization of service cost in assets. This ASU permits previously disclosed components of net benefit costs as an estimation basis for applying the retrospective presentation as a practical expedient. Utilizing the practical expedient based on amounts previously disclosed, the Company reclassified non-service components of net periodic benefit cost $3.1 million and $0.3 million from cost of products sold and selling, general and administrative expenses, respectively, into other income, net on the Unaudited Consolidated Statements of Operation for the three months ended March 31, 2016.

Accounting Standards Issued But Not Yet Adopted
In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business.” This guidance clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. It is effective for annual periods beginning after December 31, 2017. TimkenSteel will apply this ASU to business combinations effective after January 1, 2018, as applicable.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and will supersede Topic 605, “Revenue Recognition,” and most industry-specific guidance. Under ASU 2014-09 and the subsequently issued amendments, the core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required about the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. This standard is effective for annual reporting periods after December 15, 2017. TimkenSteel is currently reviewing its significant customer pricing agreements and associated revenue streams, accounting policies, systems and related internal controls in anticipation of adopting ASU 2014-09 as of January 1, 2018. Based on the analysis completed to date, the Company’s preliminary expectation is that this standard will not materially impact the amount or timing of revenue recognized. TimkenSteel anticipates adopting this standard using the modified retrospective approach.

Note 3 - Inventories
The components of inventories, net as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Inventories, net:
Manufacturing supplies	$36.2	$37.9
Raw materials	26.4	16.2
Work in process	88.6	58.6
Finished products	48.0	59.6
Subtotal	199.2	172.3
Allowance for surplus and obsolete inventory	(8.3)	(8.1)
Total Inventories, net	$190.9	$164.2
Inventories are valued at the lower of cost or market, with approximately 64% valued by the LIFO method, and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories, valued by FIFO, average cost or specific identification methods.
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
The LIFO reserve as of March 31, 2017 and December 31, 2016 was $46.5 million and $44.6 million, respectively. TimkenSteel projects that its LIFO reserve will increase for the year ending December 31, 2017 due primarily to higher anticipated manufacturing costs and inventory quantities.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Property, Plant and Equipment, net:
Land	$13.4	$13.3
Buildings and improvements	421.5	420.6
Machinery and equipment	1,361.5	1,352.0
Construction in progress	55.2	63.9
Subtotal	1,851.6	1,849.8
Less allowances for depreciation	(1,124.3)	(1,107.9)
Property, Plant and Equipment, net	$727.3	$741.9
Total depreciation expense was $17.1 million for the three months ended March 31, 2017 and 2016. TimkenSteel recorded capitalized interest related to construction projects of $0.2 million for the three months ended March 31, 2017 and 2016. There were no impairment charges recorded during three months ended March 31, 2017 and 2016.

Note 5 - Intangible Assets
The components of intangible assets, net as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.3	$3.8	$2.5	$6.3	$3.7	$2.6
Technology use	9.0	5.5	3.5	9.0	5.2	3.8
Capitalized software	59.3	41.7	17.6	58.9	40.3	18.6
Total Intangible Assets	$74.6	$51.0	$23.6	$74.2	$49.2	$25.0
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the three months ended March 31, 2017 and 2016 was $1.8 million and $1.6 million, respectively.
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
The components of the Convertible Notes as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(2.0)	(2.1)
Less: Debt discount, net of amortization	(17.0)	(17.8)
Convertible notes, net	$67.3	$66.4
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

The following table sets forth total interest expense recognized related to the Convertible Notes for the three months ended March 31, 2017:

Contractual interest expense	$1.3
Amortization of debt issuance costs	0.1
Amortization of debt discount	0.8
Total	$2.2
The fair value of the Convertible Notes was approximately $143.7 million as of March 31, 2017. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy, is based on the last price traded in March 2017.
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
Upon conversion, the Company will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and common shares, the amount of cash and number of common shares, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40-trading day period.
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
Other Long-Term Debt
The components of other long-term debt as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.70% as of March 31, 2017)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.70% as of March 31, 2017)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.70% as of March 31, 2017)	8.5	8.5
Amended Credit Agreement, due 2019 (LIBOR plus applicable spread)	65.0	40.0
Total Other Long-Term Debt	$95.2	$70.2
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
The Amended Credit Agreement contains certain customary covenants, including covenants that limit TimkenSteel’s and its subsidiaries’ ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures TimkenSteel may make to $45.0 million in fiscal year 2016 and $50.0 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. As of March 31, 2017, we are in compliance with all covenants.
Borrowings under the Amended Credit Agreement bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 3.00% to 3.50%) and an additional 0.75% on the machinery and equipment component or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the Amended and Restated Credit Agreement, with no rate floor), plus an applicable margin (varying from 2.00% to 2.50%). The Amended Credit Agreement also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin of 0.50%. The applicable margins are calculated quarterly and vary based on TimkenSteel’s average quarterly availability as set forth in the Amended Credit Agreement. The interest rate under the Amended Credit Agreement was 4.6% as of March 31, 2017. The amount available under the Amended Credit Agreement as of March 31, 2017 was $153.2 million net, after reducing for the block on availability of $33.1 million.
Revenue Refunding Bonds
On June 1, 2014, The Timken Company (Timken) purchased, in lieu of redemption, the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 between Timken and TimkenSteel, Timken assigned all of its right, title and interest in and to the loan agreements and the notes associated with the Bonds to, and these obligations were assumed by, TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (Remarketing Date) in connection with the conversion of the interest rate mode for the Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. TimkenSteel is responsible for payment of the interest and principal associated with the Bonds subsequent to the Remarketing Date.
On September 1, 2016, the Water Bonds were remarketed in connection with the delivery of a replacement letter of credit issued by JP Morgan Chase Bank, N.A. The key terms of the Water Bonds did not change as a result of the remarketing.
All of TimkenSteel’s other long-term debt is variable-rate debt. As such, the carrying value of this debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 fair value input as defined by Accounting Standard Codification (ASC) 820, Fair Value Measurements. The valuation of Level 2 is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly.
Advanced Quench-and-Temper Facility
In the second quarter of 2015, TimkenSteel entered into a lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Unaudited Consolidated Financial Statements. As of March 31, 2017, $38.6 million has been spent on the new advanced quench-and-temper facility and is reported in property, plant and equipment, net in the Unaudited Consolidated Balance Sheets. Of this amount, $11.8 million has been financed through the lease arrangement described above.

Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2016	($7.0)	($2.4)	($9.4)
Other comprehensive (loss) income before reclassifications, before income tax	0.2	—	0.2
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.3	0.3
Income tax benefit	—	—	—
Net current period other comprehensive (loss) income, net of income taxes	0.2	0.3	0.5
Balance at March 31, 2017	($6.8)	($2.1)	($8.9)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2015	($5.0)	($2.9)	($7.9)
Other comprehensive (loss) income before reclassifications, before income tax	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.5	0.5
Income tax benefit	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(0.5)	0.4	(0.1)
Balance at March 31, 2016	($5.5)	($2.5)	($8.0)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in other income, net in the Unaudited Consolidated Statements of Operations. These accumulated other comprehensive loss components are components of net periodic benefit cost. See Note 9 - Retirement and Postretirement Plans for additional information.
Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the three months ended March 31, 2017 were as follows:

	Total	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$597.4	$845.6	($193.9)	($44.9)	($9.4)
Net loss	(5.3)	—	(5.3)	—	—
Pension and postretirement adjustment, net of tax	0.3	—	—	—	0.3
Foreign currency translation adjustments	0.2	—	—	—	0.2
Stock-based compensation expense	1.6	1.6	—	—	—
Stock option activity	0.2	0.2	—	—	—
Issuance of treasury shares	—	(6.0)	(0.3)	6.3	—
Shares surrendered for taxes	(1.2)		—	(1.2)	—
Balance at March 31, 2017	$593.2	$841.4	($199.5)	($39.8)	($8.9)

Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$4.6	$0.4	$4.2	$0.4
Interest cost	12.2	2.1	13.1	2.3
Expected return on plan assets	(17.5)	(1.4)	(17.8)	(1.5)
Amortization of prior service cost	0.1	0.3	0.2	0.3
Net Periodic Benefit Cost	($0.6)	$1.4	($0.3)	$1.5
The service cost component is included in cost of products sold and selling, general and administrative expenses. The non-service cost components of net periodic benefit costs are included in other income, net in the Unaudited Consolidated Statements of Operations. In accordance with the adoption of ASU 2017-07, the Company reclassified $3.1 million and $0.3 million from cost of products sold and selling, general and administrative expenses, respectively, into other income, net on the Unaudited Consolidated Statements of Operation for the three months ended March 31, 2016.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss for basic and diluted earnings per share	($5.3)	($9.7)

Denominator:
Weighted average shares outstanding, basic	44,300,396	44,206,837
Dilutive effect of stock-based awards	—	—
Weighted average shares outstanding, diluted	44,300,396	44,206,837

Basic loss per share	($0.12)	($0.22)
Diluted loss per share	($0.12)	($0.22)

Note 11 - Income Taxes
TimkenSteel’s provision (benefit) for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2017	2016
Provision (benefit) for income taxes	$0.3	($6.4)
Effective tax rate	(6.0)%	39.8%
For the three months ended March 31, 2017 and the year ended December 31, 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at March 31, 2017 and December 31, 2016. In light of TimkenSteel’s recent operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence, and concluded that it was more likely than not that it would not realize its U.S. deferred tax assets. As a result, in the fourth quarter of 2016, the Company recorded full valuation allowance on its net U.S. deferred tax asset of $15.6 million. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.
Note 12 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of March 31, 2017 and December 31, 2016, TimkenSteel had contingency reserves related to loss exposures incurred in the ordinary course of business of $0.2 million.
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency (EPA) and similar state or local authorities. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations. As of March 31, 2017 and December 31, 2016, TimkenSteel had a $0.6 million reserve for such environmental matters as other current and non-current liabilities on the Unaudited Consolidated Balance Sheets.
The following is a rollforward of the accrual related to environmental matters for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning Balance, January 1	$0.6	$0.8
Expenses	—	—
Payments	—	(0.1)
Ending Balance, March 31	$0.6	$0.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Business Overview
TimkenSteel Corporation (we, us, our, the Company or TimkenSteel) was incorporated in Ohio on October 24, 2013, and became an independent, publicly traded company as the result of a spinoff from The Timken Company (Timken) on June 30, 2014.
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes) and value-add solutions, such as precision steel components. In addition, we supply machining and thermal treatment services, as well as manage raw material recycling programs, which are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods (OCTG); automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
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
On July 17, 2014, we began investing in additional advanced quench-and-temper heat-treat capacity. The $40 million facility will perform quench-and-temper heat-treat operations and, we believe, will have capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. This facility will be located in Perry Township, Ohio on the site of our Gambrinus Steel Plant near three existing thermal treatment facilities. This facility will be larger than each of our three existing thermal treatment facilities in Canton, Ohio. The Company anticipates commissioning this facility in the fourth quarter of 2017.
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
Results of Operations

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	% Change
Net sales	$309.4	$217.9	$91.5	42.0%
Net sales, excluding surcharges	251.1	202.4	48.7	24.1%
Gross profit	17.0	5.4	11.6	214.8%
Gross margin	5.5%	2.5%	NM	300 bps
Selling, general and administrative expenses	22.9	22.1	0.8	3.6%
Net loss	(5.3)	(9.7)	(4.4)	(45.4)%
Average scrap index per ton (30 day lag)	312	177	135	76.3%
Average selling price per ton, including surcharges	$1,105	$1,171	($66)	(5.6)%
Shipments (in tons)	279,904	186,152	93,752	50.4%
Melt utilization	71%	47%	NM	24	pp

The table above presents net sales, adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We believe presenting net sales adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base price and product mix.
Net Sales
Net sales for the first quarter of 2017 were $309.4 million, an increase of $91.5 million compared to the first quarter of 2016. Excluding surcharges, net sales increased $48.7 million, or 24.1%. The increase was due to higher volumes of $107 million and favorable raw material spread of $43 million, partially offset by price/mix of approximately $58 million. For the three months ended March 31, 2017, ship tons increased 93.7 thousand tons, or 50% compared to the same period in 2016, due primarily to market penetration and sales initiatives, including 48.7 thousand tons of new billet business related to the tube manufacturers supplying the OCTG market.
Gross Profit
Gross profit for the first quarter of 2017 was $17.0 million, an increase of $11.6 million, or 214.8%, compared to gross profit of $5.4 million for the first quarter of 2016. The increase was driven primarily by higher volumes of approximately $18 million and favorable raw material spread of approximately $16 million and production efficiencies of approximately $12 million as a result of increased melt utilization of 71% for the first quarter of 2017 from 47% for the first quarter of 2016, partially offset by price/mix of approximately $30 million and lower LIFO income of approximately $4 million.
Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material costs being over- or under-recovered in certain periods. For the three months ended March 31, 2017, the surcharge favorably impacted gross margin as a percent of sales.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses increased $0.8 million, or 3.6%, for the first quarter of 2017 compared to the first quarter of 2016, due primarily to increased variable compensation costs.

Interest Expense

	Three Months Ended March 31,
	2017	2016	$ Change
Cash interest paid	$0.5	$1.5	($1.0)
Accrued interest	1.9	0.3	1.6
Amortization of convertible notes discount and deferred financing	1.2	0.2	1.0
Total Interest Expense	$3.6	$2.0	$1.6
Interest expense for the first quarter of 2017 was $3.6 million, an increase of $1.6 million, compared to $2.0 million for the first quarter of 2016.  The increase was primarily due to the issuance of the 6.00% Convertible Senior Notes due in 2021 (Convertible Notes) issued in May 2016.
Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$0.3	($6.4)	($6.7)	(104.7)%
Effective tax rate	(6.0)%	39.8%	NM	(4580) bps
For the year ended December 31, 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2016. In light of our recent operating performance in the U.S. and current industry conditions, we assessed, based upon all available evidence, and concluded that it was more likely than not that we would not realize our U.S. deferred tax assets. As a result, in the first quarter of 2017 and in the fourth quarter of 2016, we recorded full valuation allowance on our net U.S. deferred tax asset. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.
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

Net Sales adjusted to exclude surcharges
(Tons in thousands)
	Three Months Ended March 31,
	2017					2016
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	114.9	99.4	16.9	48.7	279.9	107.2	72.1	6.9	—	186.2

Net Sales	$136.6	$110.6	$23.7	$38.5	$309.4	$121.3	$82.3	$10.0	$4.3	$217.9
Less: Surcharges	22.9	20.4	2.9	12.1	58.3	8.8	6.1	0.6	—	15.5
Base Sales	$113.7	$90.2	$20.8	$26.4	$251.1	$112.5	$76.2	$9.4	$4.3	$202.4

Net Sales / Ton	$1,189	$1,113	$1,402	$791	$1,105	$1,132	$1,141	$1,449	N/A	$1,170
Base Sales / Ton	$990	$907	$1,231	$542	$897	$1,049	$1,057	$1,362	N/A	$1,087

Balance Sheet
The following discussion is a comparison of the Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016:

Current Assets	March 31, 2017	December 31, 2016
Cash and cash equivalents	$20.6	$25.6
Accounts receivable, net	147.9	91.6
Inventories, net	190.9	164.2
Deferred charges and prepaid expenses	3.1	2.8
Other current assets	7.6	6.2
Total Current Assets	$370.1	$290.4
Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivable, net increased $56.3 million as of March 31, 2017 compared to December 31, 2016, due to an increase in net sales of $94.7 million in the first quarter of 2017 compared to the fourth quarter of 2016. Inventories, net increased $26.7 million as of March 31, 2017 compared to December 31, 2016 primarily due to efforts to align inventories with anticipated sales volumes.

Property, Plant and Equipment	March 31, 2017	December 31, 2016
Property, plant and equipment, net	$727.3	$741.9
Property, plant and equipment, net decreased $14.6 million as of March 31, 2017 compared to December 31, 2016. The decrease was primarily due to depreciation expense of approximately $17.1 million, partially offset by capital expenditures of $2.7 million, during the three months ended March 31, 2017.

Other Assets	March 31, 2017	December 31, 2016
Pension assets	$8.4	$6.2
Intangible assets, net	23.6	25.0
Other non-current assets	6.1	6.4
Total Other Assets	$38.1	$37.6
Pension assets increased $2.2 million as of March 31, 2017 compared to December 31, 2016, primarily driven by an annual pension contribution made in the first quarter of 2017 to the Company’s U.K. pension plan. Intangible assets, net decreased $1.4 million as of March 31, 2017 compared to December 31, 2016, primarily due to amortization expense recognized in the three months ended March 31, 2017.

Liabilities and Shareholders’ Equity	March 31, 2017	December 31, 2016
Current liabilities	$173.7	$130.7
Convertible notes, net	67.3	66.4
Other long-term debt	95.2	70.2
Accrued pension and postretirement costs - long-term	193.2	192.1
Deferred income taxes	0.3	—
Other non-current liabilities	12.6	13.1
Total shareholders’ equity	593.2	597.4
Total Liabilities and Shareholders’ Equity	$1,135.5	$1,069.9
Current liabilities increased $43.0 million as of March 31, 2017 compared to December 31, 2016, primarily due to an increase in accounts payable of approximately $39.4 million from increased inventory levels and higher benefit accruals.

See Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements for a discussion of the change in the Convertible Notes.
Other long-term debt increased due to borrowings of $25 million on the Amended Credit Agreement primarily to fund net operating cash flows.
Refer to Note 8 - Changes in Shareholders' Equity in the Notes to Unaudited Consolidated Financial Statements for details of the decrease in Shareholders’ Equity.
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
Pursuant to the Amendment, we also reduced the size of the revolving credit facility from $300 million to $265 million given that, in the near-term, it was unlikely we would have a borrowing base sufficient to support such availability. The Amended Credit Agreement also includes a block on availability equal to the greater of $28.9 million or 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments, the block on availability will be equal to the greater of $20.0 million or 12.5% of the aggregate commitments), effectively reducing our borrowing base by the availability block. Refer to Note 6 - Financing Arrangements in the Notes to the Unaudited Consolidated Financial Statements and the Covenant Compliance section within Management’s Discussion and Analysis for details on the Amended Credit Agreement covenants.
The Amended Credit Agreement has a term of five years through June 30, 2019. The following represents a summary of key liquidity measures as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$20.6	$25.6

Amended Credit Agreement:
Maximum availability	$252.9	$194.4
Amount borrowed	65.0	40.0
Letter of credit obligations	1.6	1.6
Availability not borrowed	186.3	152.8
Availability block	33.1	33.1
Net availability	$153.2	$119.7

Total liquidity	$173.8	$145.3

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. We currently expect that our cash and cash equivalents on hand, expected cash flows from operations and borrowings available under the Amended Credit Agreement will be sufficient to meet liquidity needs; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring and cost reduction activities taken during 2015 that streamlined our organizational structure, lowered operating costs and increased liquidity.
As of March 31, 2017, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2017 operating plan and our long-range plan, we believe that our cash balance as of March 31, 2017 of $20.6 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through June 30, 2019, the maturity date of our Amended Credit Agreement.
To the extent our liquidity needs prove to be greater than expected or cash generated from operations are less than anticipated, and cash on hand or credit availability is insufficient, we would seek additional financing to provide additional liquidity. We regularly evaluate our potential access to the equity and debt capital markets as sources of liquidity and we believe that additional financing would likely be available if necessary, although we can make no assurance as to the form or terms of any such financing. We would also consider additional cost reductions and further reductions of capital expenditures. Regardless, we will continue to evaluate additional financing or may seek to refinance outstanding borrowings under the Amended Credit Agreement to provide us with additional flexibility and liquidity. Any additional financing beyond that incurred to refinance existing debt would increase our overall debt and could increase interest expense. For additional discussion regarding risk factors related to our business and our debt, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
For more details on the Amended Credit Agreement and the Convertible Notes, please refer to Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2017 and 2016. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Three Months Ended March 31,
	2017	2016
Net cash (used) provided by operating activities	($26.3)	$20.1
Net cash used by investing activities	(2.7)	(8.5)
Net cash provided (used) by financing activities	24.0	(16.5)
Decrease in Cash and Cash Equivalents	($5.0)	($4.9)
Operating activities

Net cash used by operating activities for the three months ended March 31, 2017 was $26.3 million compared to cash provided by operating activities of $20.1 million for the three months ended March 31, 2016. The $46.4 million decrease was primarily due to cash used by working capital of $41.0 million for the three months ended March 31, 2017 compared to cash provided by working capital of $1.8 million for the three months ended March 31, 2016. Refer to the Unaudited Consolidated Statements of Cash Flows for additional information.
Investing activities
Net cash used by investing activities for the three months ended March 31, 2017 and 2016 was $2.7 million and $8.5 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased $5.8 million due to lower spending compared to the three months ended March 31, 2016, as a result of targeted strategic capital allocations due to certain restrictions in our Amended Credit Agreement.
Our business sometimes requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our $55 million construction in progress balance as of March 31, 2017 includes: (a) $40 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $15 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $34 million of additional costs including approximately $23 million relating to additional growth initiatives and continuous improvement and approximately $11 million of additional costs to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2017 was $24.0 million compared to net cash used by financing activities of $16.5 million for the three months ended March 31, 2016. The change was mainly due to borrowings of $25 million on the Amended Credit Agreement during the three months ended March 31, 2017 compared to repayments of $15 million on the Amended Credit Agreement during the three months ended March 31, 2016 .
Covenant Compliance
Under the Amended Credit Agreement, we are required to comply with certain customary covenants, including covenants that limit our ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of our business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures we may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. The fixed charge coverage ratio is the ratio of EBITDA to fixed charges. Fixed charges include, among other things, cash interest, scheduled principal payments, cash taxes, dividends, capital expenditures, and capital lease obligation payments. As of March 31, 2017, based on our first quarter of 2017 results and our second quarter of 2017 guidance, we believe that our earnings will be sufficient to meet this covenant throughout the term of the Amended Credit Agreement.
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
For additional discussion regarding risk factors related to our business and our debt, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
There have been no material changes to these policies during the three months ended March 31, 2017. For a summary of the critical accounting policies and estimates that we used in the preparation of our Unaudited Consolidated Financial Statements, see our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Guidance
See Note 2 - Recent Accounting Pronouncements to our Unaudited Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

•	those items identified under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Amended Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2017, we have $162.5 million of aggregate debt outstanding, of which $95.2 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.0 million annually, with a corresponding increase in loss before income taxes of the same amount.
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1*	Form of Nonqualified Stock Option Agreement.
10.2*	Form of Time-Based Restricted Stock Unit Agreement (Cliff Vesting).
10.3*	Form of Time-Based Restricted Stock Unit Agreement (Ratable Vesting)
10.4*	Form of Performance-Based Restricted Stock Unit Agreement.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	April 27, 2017	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1	Form of Nonqualified Stock Option Agreement.
10.2	Form of Time-Based Restricted Stock Unit Agreement (Cliff Vesting).
10.3	Form of Time-Based Restricted Stock Unit Agreement (Ratable Vesting).
10.4	Form of Performance-Based Restricted Stock Unit Agreement.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document