Form 10-Q
period 2017-06-30
TimkenSteel Corp
filed 2017-08-01
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2017
Common Shares, without par value	44,424,987

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in millions, except per share data)
Net sales	$339.3	$223.1	$648.7	$441.0
Cost of products sold	315.5	210.8	607.9	423.3
Gross Profit	23.8	12.3	40.8	17.7

Selling, general and administrative expenses	22.3	22.9	45.2	45.0
Restructuring charges	—	0.3	—	0.3
Operating Income (Loss)	1.5	(10.9)	(4.4)	(27.6)

Interest expense	3.7	2.1	7.3	4.1
Other (income) expense, net	(4.3)	(2.6)	(8.8)	(5.2)
Income (Loss) Before Income Taxes	2.1	(10.4)	(2.9)	(26.5)
Provision (benefit) for income taxes	0.8	(3.8)	1.1	(10.2)
Net Income (Loss)	$1.3	($6.6)	($4.0)	($16.3)

Per Share Data:
Basic income (loss) per share	$0.03	($0.15)	($0.09)	($0.37)
Diluted income (loss) per share	$0.03	($0.15)	($0.09)	($0.37)

Dividends per share	$—	$—	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in millions)
Net Income (Loss)	$1.3	($6.6)	($4.0)	($16.3)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.6	(1.8)	0.8	(2.3)
Pension and postretirement liability adjustments	—	4.6	0.3	5.6
Other comprehensive income, net of tax	0.6	2.8	1.1	3.3
Comprehensive Income (Loss), net of tax	$1.9	($3.8)	($2.9)	($13.0)
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$36.2	$25.6
Accounts receivable, net of allowances (2017 - $2.7 million; 2016 - $2.1 million)	153.5	91.6
Inventories, net	199.3	164.2
Deferred charges and prepaid expenses	1.8	2.8
Other current assets	6.2	6.2
Total Current Assets	397.0	290.4

Property, Plant and Equipment, Net	713.7	741.9

Other Assets
Pension assets	9.3	6.2
Intangible assets, net	22.2	25.0
Other non-current assets	6.2	6.4
Total Other Assets	37.7	37.6
Total Assets	$1,148.4	$1,069.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$130.8	$87.0
Salaries, wages and benefits	25.1	20.3
Accrued pension and postretirement costs	3.0	3.0
Other current liabilities	17.9	20.4
Total Current Liabilities	176.8	130.7

Non-Current Liabilities
Convertible notes, net	68.2	66.4
Other long-term debt	100.2	70.2
Accrued pension and postretirement costs	193.4	192.1
Deferred income taxes	0.2	—
Other non-current liabilities	12.7	13.1
Total Non-Current Liabilities	374.7	341.8

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2017 and 2016 - 45.7 million shares	—	—
Additional paid-in capital	841.6	845.6
Retained deficit	(198.2)	(193.9)
Treasury shares - 2017 - 1.3 million; 2016 - 1.5 million	(38.2)	(44.9)
Accumulated other comprehensive loss	(8.3)	(9.4)
Total Shareholders’ Equity	596.9	597.4
Total Liabilities and Shareholders’ Equity	$1,148.4	$1,069.9
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net loss	($4.0)	($16.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37.8	37.2
Amortization of deferred financing fees and debt discount	2.1	0.8
Impairment charges and loss on sale or disposal of assets	0.4	1.1
Deferred income taxes	0.2	(15.1)
Stock-based compensation expense	3.4	3.0
Pension and postretirement expense	1.6	2.4
Pension and postretirement contributions and payments	(2.7)	(3.3)
Reimbursement from postretirement plan assets	—	13.3
Changes in operating assets and liabilities:
Accounts receivable, net	(61.9)	(16.5)
Inventories, net	(35.1)	16.5
Accounts payable, trade	43.8	23.1
Other accrued expenses	1.5	(13.9)
Deferred charges and prepaid expenses	1.0	9.7
Other, net	0.3	6.0
Net Cash (Used) Provided by Operating Activities	(11.6)	48.0

Investing Activities
Capital expenditures	(6.8)	(15.2)
Net Cash Used by Investing Activities	(6.8)	(15.2)

Financing Activities
Proceeds from exercise of stock options	0.2	—
Shares surrendered for employee taxes on stock compensation	(1.2)	—
Credit agreement repayments	—	(120.0)
Credit agreement borrowings	30.0	—
Debt issuance costs	—	(4.3)
Proceeds from issuance of convertible notes	—	86.3
Net Cash Provided (Used) by Financing Activities	29.0	(38.0)
Effect of exchange rate changes on cash	—	—
Increase (Decrease) In Cash and Cash Equivalents	10.6	(5.2)
Cash and cash equivalents at beginning of period	25.6	42.4
Cash and Cash Equivalents at End of Period	$36.2	$37.2
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

Note 2 - Recent Accounting Pronouncements
Adoption of New Accounting Standards
The Company adopted the following Accounting Standard Updates (ASU) during the six months ended June 30, 2017. With the exception of ASU 2017-07, which is discussed below, the adoption of these standards did not have a material impact on the Unaudited Consolidated Financial Statements or the related Notes to the Unaudited Consolidated Financial Statements.

Standard

2015-11	Inventory: Simplifying the Measurement of Inventory (Topic 330)
2016-15	Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)
2016-16	Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)
2017-07	Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)

In the first quarter of 2017, the FASB issued and the Company early adopted ASU 2017-07, “Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” This ASU is effective for annual periods beginning after December 31, 2018, with early adoption permitted. This ASU requires entities to present non-service cost components of net periodic benefit cost in a caption below operating loss and provides that only service cost is eligible to be capitalized in inventory or construction of an asset. This ASU requires retrospective application of the change in the statement of operations and prospective application for the capitalization of service cost in assets. This ASU permits previously disclosed components of net benefit costs as an estimation basis for applying the retrospective presentation as a practical expedient. Utilizing the practical expedient approach, based on amounts previously disclosed, the Company reclassified non-service components of net periodic benefit cost from cost of products sold and selling, general and administrative expenses, respectively, into other income, net on the Unaudited Consolidated Statements of Operations. See Note 9 - Retirement and Postretirement Plans for additional information.

Accounting Standards Issued But Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This ASU shall be applied prospectively to awards modified on or after the adoption date. It is effective for annual periods beginning after December 31, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. TimkenSteel does not expect this ASU to have a material impact on its results of operations or financial condition.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and will supersede Topic 605, “Revenue Recognition,” and most industry-specific guidance. Under ASU 2014-09 and the subsequently issued amendments, the core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required about the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. This standard is effective for reporting periods after December 15, 2017. TimkenSteel is currently reviewing its significant customer pricing agreements and associated revenue streams, accounting policies, systems and related internal controls in anticipation of adopting ASU 2014-09 as of January 1, 2018. Based on the analysis completed to date, the Company’s preliminary expectation is that this standard will not materially impact the amount or timing of revenue recognized. TimkenSteel anticipates adopting this standard using the modified retrospective approach.
Note 3 - Inventories
The components of inventories, net as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Inventories, net:
Manufacturing supplies	$35.0	$37.9
Raw materials	25.6	16.2
Work in process	94.1	58.6
Finished products	53.0	59.6
Subtotal	207.7	172.3
Allowance for surplus and obsolete inventory	(8.4)	(8.1)
Total Inventories, net	$199.3	$164.2
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
The LIFO reserve as of June 30, 2017 and December 31, 2016 was $49.3 million and $44.6 million, respectively. TimkenSteel projects that its LIFO reserve will increase for the year ending December 31, 2017 due primarily to higher anticipated raw material costs and inventory quantities.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
Property, Plant and Equipment, net:
Land	$13.4	$13.3
Buildings and improvements	421.9	420.6
Machinery and equipment	1,363.1	1,352.0
Construction in progress	51.4	63.9
Subtotal	1,849.8	1,849.8
Less allowances for depreciation	(1,136.1)	(1,107.9)
Property, Plant and Equipment, net	$713.7	$741.9
Total depreciation expense was $34.2 million and $33.7 million for the six months ended June 30, 2017 and 2016, respectively. TimkenSteel recorded capitalized interest related to construction projects of $0.3 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. During the three and six months ended June 30, 2017, TimkenSteel recorded impairment charges of $0.4 million in the caption cost of products sold on the Unaudited Consolidated Statements of

Operations, related to the discontinued use of certain assets. There were no impairment charges recorded during the three or six months ended June 30, 2016.
Note 5 - Intangible Assets
The components of intangible assets, net as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.3	$3.9	$2.4	$6.3	$3.7	$2.6
Technology use	9.0	5.6	3.4	9.0	5.2	3.8
Capitalized software	59.1	42.7	16.4	58.9	40.3	18.6
Total Intangible Assets	$74.4	$52.2	$22.2	$74.2	$49.2	$25.0
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the six months ended June 30, 2017 and 2016 was $3.6 million and $3.4 million, respectively.
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
The components of the Convertible Notes as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(1.9)	(2.1)
Less: Debt discount, net of amortization	(16.2)	(17.8)
Convertible notes, net	$68.2	$66.4
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
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Contractual interest expense	$1.3	$0.4		$2.6	$0.4
Amortization of debt issuance costs	0.1	0.1	0.1	0.2	0.1
Amortization of debt discount	0.8	0.2		1.6	0.2
Total	$2.2	$0.7		$4.4	$0.7
The fair value of the Convertible Notes was approximately $149.4 million as of June 30, 2017. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy, is based on the last price traded in June 2017 .
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
Other Long-Term Debt
The components of other long-term debt as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.84% as of June 30, 2017)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.84% as of June 30, 2017)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.84% as of June 30, 2017)	8.5	8.5
Amended Credit Agreement, due 2019 (LIBOR plus applicable spread)	70.0	40.0
Total Other Long-Term Debt	$100.2	$70.2
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
The Amended Credit Agreement contains certain customary covenants, including covenants that limit TimkenSteel’s and its subsidiaries’ ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures TimkenSteel may make to $45.0 million in fiscal year 2016 and $50.0 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. As of June 30, 2017, we are in compliance with all covenants.
Borrowings under the Amended Credit Agreement bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 3.00% to 3.50%) and an additional 0.75% on the machinery and equipment component or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the Amended and Restated Credit Agreement, with no rate floor), plus an applicable margin (varying from 2.00% to 2.50%). The Amended Credit Agreement also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin of 0.50%. The applicable margins are calculated quarterly and vary based on TimkenSteel’s average quarterly availability as set forth in the Amended Credit Agreement. The interest rate under the Amended Credit Agreement was 5.3% as of June 30, 2017. The amount available under the Amended Credit Agreement as of June 30, 2017 was $152.4 million net, after reducing for the block on availability of $33.1 million.
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
Advanced Quench-and-Temper Facility
In the second quarter of 2015, TimkenSteel entered into a lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Unaudited Consolidated Financial Statements. As of June 30,

2017, $39.2 million has been spent on the new advanced quench-and-temper facility and is reported in property, plant and equipment, net in the Unaudited Consolidated Balance Sheets. Of this amount, $11.8 million has been financed through the lease arrangement described above.
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2016	($7.0)	($2.4)	($9.4)
Other comprehensive income before reclassifications, before income tax	0.8	—	0.8
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.8	0.8
Income tax benefit	—	(0.5)	(0.5)
Net current period other comprehensive income, net of income taxes	0.8	0.3	1.1
Balance at June 30, 2017	($6.2)	($2.1)	($8.3)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2015	($5.0)	($2.9)	($7.9)
Other comprehensive (loss) income before reclassifications, before income tax	(2.3)	—	(2.3)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.9	0.9
Income tax benefit	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(2.3)	0.8	(1.5)
Balance at June 30, 2016	($7.3)	($2.1)	($9.4)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in other income, net in the Unaudited Consolidated Statements of Operations. These accumulated other comprehensive loss components are components of net periodic benefit cost. See Note 9 - Retirement and Postretirement Plans for additional information.
Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the six months ended June 30, 2017 were as follows:

	Total	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$597.4	$845.6	($193.9)	($44.9)	($9.4)
Net loss	(4.0)	—	(4.0)	—	—
Pension and postretirement adjustment, net of tax	0.3	—	—	—	0.3
Foreign currency translation adjustments	0.8	—	—	—	0.8
Stock-based compensation expense	3.4	3.4	—	—	—
Stock option activity	0.2	0.2	—	—	—
Issuance of treasury shares	—	(7.6)	(0.3)	7.9	—
Shares surrendered for taxes	(1.2)	—	—	(1.2)	—
Balance at June 30, 2017	$596.9	$841.6	($198.2)	($38.2)	($8.3)

Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$4.6	$0.4	$3.6	$0.4
Interest cost	12.3	2.1	13.5	2.4
Expected return on plan assets	(17.7)	(1.3)	(17.7)	(1.4)
Amortization of prior service cost	0.1	0.3	0.1	0.3
Net Periodic Benefit Cost	($0.7)	$1.5	($0.5)	$1.7

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$9.2	$0.8	$7.8	$0.8
Interest cost	24.5	4.2	26.6	4.7
Expected return on plan assets	(35.2)	(2.7)	(35.5)	(2.9)
Amortization of prior service cost	0.2	0.6	0.3	0.6
Net Periodic Benefit Cost	($1.3)	$2.9	($0.8)	$3.2
The service cost component is included in cost of products sold and selling, general and administrative expenses. The non-service cost components of net periodic benefit costs are included in other income, net in the Unaudited Consolidated Statements of Operations. The Company utilized the practical expedient approach, based on amounts previously disclosed, to reclassify non-service components of net periodic benefit cost from cost of products sold and selling, general and administrative expenses, into other income, net on the Unaudited Consolidated Statements of Operations.
The following table sets forth the amounts reclassified into other income, net for the three and six months ended June 30, 2016.

	Three	Six
	Months ended June 30, 2016
Cost of products sold	$2.5	$5.6
Selling, general and administrative expenses	0.3	0.6
	$2.8	$6.2

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

Common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the six months ended June 30, 2017 and the three and six months ended June 30, 2016 because the effect of their inclusion would have been anti-dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016 because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) for basic and diluted earnings per share	$1.3	($6.6)	($4.0)	($16.3)

Denominator:
Weighted average shares outstanding, basic	44,399,070	44,220,496	44,346,422	44,212,796
Dilutive effect of stock-based awards	431,244	—	—	—
Weighted average shares outstanding, diluted	44,830,314	44,220,496	44,346,422	44,212,796

Basic earnings (loss) per share	$0.03	($0.15)	($0.09)	($0.37)
Diluted earnings (loss) per share	$0.03	($0.15)	($0.09)	($0.37)
Note 11 - Income Taxes
TimkenSteel’s provision (benefit) for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Provision (benefit) for income taxes	$0.8	($3.8)	$1.1	($10.2)
Effective tax rate	39.6%	36.5%	(39.1)%	38.5%
For the six months ended June 30, 2017 and the year ended December 31, 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. net deferred tax liability to the point that would result in a net U.S. deferred tax asset at June 30, 2017 and December 31, 2016. In light of TimkenSteel’s recent operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence, and concluded that it was more likely than not that it would not realize its U.S. deferred tax assets. As a result, in the fourth quarter of 2016, the Company recorded full valuation allowance on its net U.S. deferred tax asset of $15.6 million. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. The increase in the effective tax rate for the three and six months ended June 30, 2017 is primarily due to a discrete charge of approximately $1.0 million recorded in the second quarter of 2017.
Note 12 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of June 30, 2017 and December 31, 2016, TimkenSteel had a $0.6 million and $0.2 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency (EPA) and similar state or local authorities. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations. As of June 30, 2017 and December 31, 2016, TimkenSteel had a $0.6 million reserve for such environmental matters as other current and non-current liabilities on the Unaudited Consolidated Balance Sheets.
The following is a rollforward of the accrual related to environmental matters for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Beginning Balance, January 1	$0.6	$0.8
Expenses	0.1	—
Payments	(0.1)	(0.2)
Ending Balance, June 30	$0.6	$0.6

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
On July 17, 2014, we began investing in additional advanced quench-and-temper heat-treat capacity. The approximately $40 million facility will perform quench-and-temper heat-treat operations and, we believe, will have capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. This facility will be located in Perry Township, Ohio on the site of our Gambrinus Steel Plant near three existing thermal treatment facilities. This facility will be larger than each of our three existing thermal treatment facilities in Canton, Ohio. The Company anticipates beginning operations in the fourth quarter of 2017.
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
We value approximately 64% of our inventory utilizing the LIFO inventory valuation method. Changes in the cost of raw materials and production activities are recognized in cost of products sold in the current period even though these materials and other costs may have been incurred in different periods at significantly different values due to the length of time of our production cycle. In a period of rising raw material prices, cost of products sold recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of products sold recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. In periods of rising inventories and deflating raw material prices, the likely result will be a positive impact to net income. Conversely, in periods of rising inventories and increasing raw materials prices, the likely result will be a negative impact to net income.
Results of Operations

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)	% Change
Net sales	$339.3	$223.1	$116.2	52.1%
Net sales, excluding surcharges	261.7	199.9	61.8	30.9%
Gross profit	23.8	12.3	11.5	93.5%
Gross margin	7.0%	5.5%	NM	150 bps
Selling, general and administrative expenses	22.3	22.9	(0.6)	(2.6)%
Net income (loss)	1.3	(6.6)	7.9	(119.7)%
Average scrap index per ton (30 day lag)	374	239	135	56.5%
Average selling price per ton, including surcharges	$1,152	$1,176	($24)	(2.0)%
Shipments (in tons)	294,600	189,671	104,929	55.3%
Melt utilization	76%	45%	NM	31	pp

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% Change
Net sales	$648.7	$441.0	$207.7	47.1%
Net sales, excluding surcharges	512.7	402.3	110.4	27.4%
Gross profit	40.8	17.7	23.1	130.5%
Gross margin	6.3%	4.0%	NM	230 bps
Selling, general and administrative expenses	45.2	45.0	0.2	0.4%
Net loss	(4.0)	(16.3)	12.3	75.5%
Average scrap index per ton (30 day lag)	343	208	135	64.9%
Average selling price per ton, including surcharges	$1,129	$1,173	($44)	(3.8)%
Shipments (in tons)	574,504	375,823	198,681	52.9%
Melt utilization	74%	46%	NM	28	pp
The table above presents net sales, adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We believe presenting net sales adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base price and product mix.
Net Sales
Net sales for the second quarter of 2017 were $339 million, an increase of $116 million compared to the second quarter of 2016. Excluding surcharges, net sales increased $62 million, or 31%. The increase was due to higher volumes of $115 million and favorable raw material spread of $54 million, partially offset by price/mix of approximately $53 million. For the three months ended June 30, 2017, ship tons increased 105 thousand tons, or 55% compared to the same period in 2016, due primarily to market penetration and sales initiatives, including 57 thousand tons of new billet business related to the tube manufacturers supplying the OCTG market.
Net sales for the first half 2017 were $649 million, an increase of 47% compared to the first half 2016. Excluding surcharges, net sales increased $110 million, or 27%. The increase was due to higher volumes of $222 million and favorable raw material spread of $97 million, partially offset by price/mix of approximately $111 million. For the six months ended June 30, 2017, ship tons increased 199 thousand tons, or 53% compared to the same period in 2016, due primarily to market penetration and sales initiatives, including 106 thousand tons of new billet business related to the tube manufacturers supplying the OCTG market.
Gross Profit
Gross profit for the second quarter of 2017 was $24 million, an increase of $12 million, or 93%, compared to gross profit of $12 million for the second quarter of 2016. The increase was driven primarily by higher volumes of approximately $19 million, favorable raw material spread of approximately $6 million, a supplier refund of approximately $5 million and production efficiencies of approximately $15 million as a result of increased melt utilization of 76% for the second quarter of 2017 compared to 45% for the second quarter of 2016, partially offset by price/mix of approximately $30 million and lower LIFO income of approximately $4 million.
Gross profit for the first half of 2017 was $41 million, an increase of $23 million, or 131%, compared to gross profit of $18 million for the first half 2016. The increase was driven primarily by higher volumes of approximately $37 million, favorable raw material spread of approximately $22 million, a supplier refund of approximately $5 million and production efficiencies of approximately $27 million as a result of increased melt utilization of 74% for the first half 2017 compared to 46% for the first half 2016, partially offset by price/mix of approximately $60 million and lower LIFO income of approximately $8 million.
Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material costs being over- or under-recovered in certain periods. For the first half 2017, the surcharge favorably impacted gross margin as a percent of sales.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses decreased approximately $1 million, or 3%, for the second quarter of 2017 compared to the second quarter of 2016 due primarily to variable compensation costs. SG&A was flat in the first half 2017 compared to the first half 2016.
Interest Expense

	Three Months Ended June 30,
	2017	2016	$ Change
Cash interest paid	$2.2	$0.9	$1.3
Accrued interest	0.6	0.6	—
Amortization of convertible notes discount and deferred financing	0.9	0.6	0.3
Total Interest Expense	$3.7	$2.1	$1.6

	Six Months Ended June 30,
	2017	2016	$ Change
Cash interest paid	$4.6	$2.7	$1.9
Accrued interest	0.6	0.6	—
Amortization of convertible notes discount and deferred financing	2.1	0.8	1.3
Total Interest Expense	$7.3	$4.1	$3.2
    Interest expense for the three and six months ended June 30, 2017 increased approximately $2 million and $3 million, compared to the same periods in 2016, due primarily to the issuance in May 2016 of the 6.00% Convertible Senior Notes due in 2021 (Convertible Notes).

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$0.8	($3.8)	($4.6)	(121.1)%
Effective tax rate	39.6%	36.5%	NM	310 bps

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$1.1	($10.2)	($11.3)	(110.8)%
Effective tax rate	(39.1)%	38.5%	NM	(7,760	) bps
For the year ended December 31, 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2016. In light of our recent operating performance in the U.S. and current industry conditions, we assessed, based upon all available evidence, and concluded that it was more likely than not that we would not realize our U.S. deferred tax assets. As a result, in the first half of 2017 and in the fourth quarter of 2016, we recorded full valuation allowance on our net U.S. deferred tax asset. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them. The increase in the effective tax rate for the three and six months ended June 30, 2017 is primarily due to a discrete charge of approximately $1.0 million recorded in the second quarter of 2017.
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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	Three Months Ended June 30,
	2017					2016
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	108.7	102.8	25.7	57.4	294.6	109.7	74.6	5.4	—	189.7

Net Sales	$135.6	$120.2	$37.6	$45.9	$339.3	$124.1	$84.2	$9.0	$5.8	$223.1
Less: Surcharges	28.2	27.7	6.0	15.7	77.6	12.9	9.5	0.8	—	23.2
Base Sales	$107.4	$92.5	$31.6	$30.2	$261.7	$111.2	$74.7	$8.2	$5.8	$199.9

Net Sales / Ton	$1,247	$1,169	$1,463	$800	$1,152	$1,131	$1,130	$1,667	N/A	$1,176
Base Sales / Ton	$988	$900	$1,230	$526	$888	$1,014	$1,003	$1,519	N/A	$1,054

	Six Months Ended June 30,
	2017					2016
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	223.6	202.2	42.6	106.1	574.5	216.9	146.6	12.3	—	375.8

Net Sales	$272.2	$230.8	$61.3	$84.4	$648.7	$245.4	$166.5	$19.0	$10.1	$441.0
Less: Surcharges	51.1	48.1	8.9	27.8	135.9	21.7	15.6	1.4	—	38.7
Base Sales	$221.1	$182.7	$52.4	$56.6	$512.8	$223.7	$150.9	$17.6	$10.1	$402.3

Net Sales / Ton	$1,217	$1,141	$1,439	$795	$1,129	$1,131	$1,136	$1,545	N/A	$1,173
Base Sales / Ton	$989	$904	$1,230	$533	$893	$1,031	$1,029	$1,431	N/A	$1,071
Balance Sheet
The following discussion is a comparison of the Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016:

Current Assets	June 30, 2017	December 31, 2016
Cash and cash equivalents	$36.2	$25.6
Accounts receivable, net	153.5	91.6
Inventories, net	$199.3	$164.2
Deferred charges and prepaid expenses	1.8	2.8
Other current assets	6.2	6.2
Total Current Assets	$397.0	$290.4
Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivable, net increased $62 million as of June 30, 2017 compared to December 31, 2016, due to an increase in net sales of $125 million in the second quarter of 2017 compared to the fourth quarter of 2016. Inventories, net increased $35 million as of June 30, 2017 compared to December 31, 2016 primarily due to efforts to align inventories with anticipated sales volumes as well as increased costs.

Property, Plant and Equipment	June 30, 2017	December 31, 2016
Property, plant and equipment, net	$713.7	$741.9
Property, plant and equipment, net decreased $28 million as of June 30, 2017 compared to December 31, 2016. The decrease was primarily due to depreciation expense of approximately $34 million, partially offset by capital expenditures of $7 million, during the six months ended June 30, 2017.

Other Assets	June 30, 2017	December 31, 2016
Pension assets	$9.3	$6.2
Intangible assets, net	22.2	25.0
Other non-current assets	6.2	6.4
Total Other Assets	$37.7	$37.6
Pension assets increased $3 million as of June 30, 2017 compared to December 31, 2016, primarily driven by an annual pension contribution made in the first quarter of 2017 to the Company’s U.K. pension plan. Intangible assets, net decreased $3 million as of June 30, 2017 compared to December 31, 2016, primarily due to amortization expense recognized in the six months ended June 30, 2017.

Liabilities and Shareholders’ Equity	June 30, 2017	December 31, 2016
Current liabilities	$176.8	$130.7
Convertible notes, net	68.2	66.4
Other long-term debt	100.2	70.2
Accrued pension and postretirement costs - long-term	193.4	192.1
Deferred income taxes	0.2	—
Other non-current liabilities	12.7	13.1
Total shareholders’ equity	596.9	597.4
Total Liabilities and Shareholders’ Equity	$1,148.4	$1,069.9
Current liabilities increased $46 million as of June 30, 2017 compared to December 31, 2016, primarily due to an increase in accounts payable of approximately $44 million from increased inventory levels, and higher benefit accruals.
See Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements for a discussion of the change in the Convertible Notes.
Other long-term debt increased due to borrowings of $30 million on the Amended Credit Agreement primarily to fund working capital.
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
The Amended Credit Agreement has a term of five years through June 30, 2019. The following represents a summary of key liquidity measures as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$36.2	$25.6

Amended Credit Agreement:
Maximum availability	$257.1	$194.4
Amount borrowed	70.0	40.0
Letter of credit obligations	1.6	1.6
Availability not borrowed	185.5	152.8
Availability block	33.1	33.1
Net availability	$152.4	$119.7

Total liquidity	$188.6	$145.3

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. We currently expect that our cash and cash equivalents on hand, expected cash flows from operations and borrowings available under the Amended Credit Agreement will be sufficient to meet liquidity needs; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include growing market demand and maintaining the benefits to our operating results and cash flows driven by the restructuring and cost reduction activities taken during 2015 that streamlined our organizational structure, lowered operating costs and increased liquidity.
As of June 30, 2017, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2017 operating plan and our long-range plan, we believe that our cash balance as of June 30, 2017 of $36 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through June 30, 2019, the maturity date of our Amended Credit Agreement.
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
For additional details on the Amended Credit Agreement and the Convertible Notes, please refer to Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements.

Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2017 and 2016. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Six Months Ended June 30,
	2017	2016
Net cash (used) provided by operating activities	($11.6)	$48.0
Net cash used by investing activities	(6.8)	(15.2)
Net cash provided (used) by financing activities	29.0	(38.0)
Increase (Decrease) in Cash and Cash Equivalents	$10.6	($5.2)

Operating activities
Net cash used by operating activities for the six months ended June 30, 2017 was $12 million compared to cash provided by operating activities of $48 million for the six months ended June 30, 2016. The $60 million decrease was primarily due to cash used by working capital of $51 million for the six months ended June 30, 2017 compared to cash provided by working capital of $19 million for the six months ended June 30, 2016. Refer to the Unaudited Consolidated Statements of Cash Flows for additional information.
Investing activities
Net cash used by investing activities for the six months ended June 30, 2017 and 2016 was $7 million and $15 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased $8 million due to lower spending compared to the six months ended June 30, 2016, as a result of targeted strategic capital allocations.
Our business sometimes requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our $51 million construction in progress balance as of June 30, 2017 includes: (a) $41 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $10 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $29 million of additional costs including approximately $25 million relating to additional growth initiatives and continuous improvement and approximately $4 million of additional costs to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2017 was $29 million compared to net cash used by financing activities of $38 million for the six months ended June 30, 2016. The change was mainly due to borrowings of $30 million on the Amended Credit Agreement during the six months ended June 30, 2017 compared to repayments of $120 million on the Amended Credit Agreement, partially offset by the proceeds of $86.3 million from the issuance of the Convertible Notes during the six months ended June 30, 2016 .
Covenant Compliance
Under the Amended Credit Agreement, we are required to comply with certain customary covenants, including covenants that limit our ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of our business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures we may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. The fixed charge coverage ratio is the ratio of EBITDA to fixed charges. Fixed charges include, among other things, cash interest, scheduled principal payments, cash taxes, dividends, capital expenditures, and capital lease obligation payments. As of

June 30, 2017, based on our first half 2017 results and our third quarter of 2017 guidance, we believe that our earnings will be sufficient to meet this covenant throughout the term of the Amended Credit Agreement.
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
There have been no material changes to these policies during the three months ended June 30, 2017. For a summary of the critical accounting policies and estimates that we used in the preparation of our Unaudited Consolidated Financial Statements, see our Annual Report on Form 10-K for the year ended December 31, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Amended Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of June 30, 2017, we have $168.4 million of aggregate debt outstanding, of which $100.2 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.0 million annually, with a corresponding increase in loss before income taxes of the same amount.
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

TIMKENSTEEL CORPORATION

Date:	July 31, 2017	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document