Form 10-Q
period 2017-09-30
TimkenSteel Corp
filed 2017-10-26
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 13, 2017
Common Shares, without par value	44,441,647

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions, except per share data)
Net sales	$339.1	$213.8	$987.8	$654.8
Cost of products sold	320.6	206.3	928.5	629.6
Gross Profit	18.5	7.5	59.3	25.2

Selling, general and administrative expenses	22.5	21.8	67.7	66.8
Restructuring charges	—	—	—	0.3
Operating Loss	(4.0)	(14.3)	(8.4)	(41.9)

Interest expense	3.7	3.9	11.0	8.0
Other income (expense), net	1.9	(17.3)	10.7	(12.1)
Loss Before Income Taxes	(5.8)	(35.5)	(8.7)	(62.0)
Provision (benefit) for income taxes	0.1	(13.3)	1.2	(23.5)
Net Loss	($5.9)	($22.2)	($9.9)	($38.5)

Per Share Data:
Basic loss per share	($0.13)	($0.50)	($0.22)	($0.87)
Diluted loss per share	($0.13)	($0.50)	($0.22)	($0.87)

Dividends per share	$—	$—	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)
Net Loss	($5.9)	($22.2)	($9.9)	($38.5)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.3	(0.5)	1.1	(2.8)
Pension and postretirement liability adjustments	0.1	—	0.4	0.8
Other comprehensive income, net of tax	0.4	(0.5)	1.5	(2.0)
Comprehensive Loss, net of tax	($5.5)	($22.7)	($8.4)	($40.5)
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$25.8	$25.6
Accounts receivable, net of allowances (2017 - $2.6 million; 2016 - $2.1 million)	160.6	91.6
Inventories, net	219.5	164.2
Deferred charges and prepaid expenses	4.2	2.8
Other current assets	7.4	6.2
Total Current Assets	417.5	290.4

Property, Plant and Equipment, Net	701.6	741.9

Other Assets
Pension assets	9.8	6.2
Intangible assets, net	20.9	25.0
Other non-current assets	6.0	6.4
Total Other Assets	36.7	37.6
Total Assets	$1,155.8	$1,069.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$133.8	$87.0
Salaries, wages and benefits	30.4	20.3
Accrued pension and postretirement costs	3.0	3.0
Other current liabilities	21.4	20.4
Total Current Liabilities	188.6	130.7

Non-Current Liabilities
Convertible notes, net	69.2	66.4
Other long-term debt	95.2	70.2
Accrued pension and postretirement costs	196.2	192.1
Deferred income taxes	0.7	—
Other non-current liabilities	13.2	13.1
Total Non-Current Liabilities	374.5	341.8

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2017 and 2016 - 45.7 million shares	—	—
Additional paid-in capital	842.3	845.6
Retained deficit	(204.1)	(193.9)
Treasury shares - 2017 - 1.3 million; 2016 - 1.5 million	(37.6)	(44.9)
Accumulated other comprehensive loss	(7.9)	(9.4)
Total Shareholders’ Equity	592.7	597.4
Total Liabilities and Shareholders’ Equity	$1,155.8	$1,069.9
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net loss	($9.9)	($38.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56.4	56.2
Amortization of deferred financing fees and debt discount	3.1	1.9
Impairment charges and loss on sale or disposal of assets	0.4	1.0
Deferred income taxes	0.7	(24.9)
Stock-based compensation expense	4.9	4.6
Pension and postretirement expense	4.6	23.4
Pension and postretirement contributions and payments	(2.5)	(3.1)
Reimbursement from postretirement plan assets	—	13.3
Changes in operating assets and liabilities:
Accounts receivable, net	(69.0)	(23.0)
Inventories, net	(55.3)	18.5
Accounts payable, trade	46.8	23.6
Other accrued expenses	10.7	(8.4)
Deferred charges and prepaid expenses	(1.4)	7.6
Other, net	(1.2)	3.3
Net Cash (Used) Provided by Operating Activities	(11.7)	55.5

Investing Activities
Capital expenditures	(11.9)	(26.1)
Net Cash Used by Investing Activities	(11.9)	(26.1)

Financing Activities
Proceeds from exercise of stock options	0.2	—
Shares surrendered for employee taxes on stock compensation	(1.4)	—
Credit agreement repayments	(5.0)	(130.0)
Credit agreement borrowings	30.0	—
Debt issuance costs	—	(4.8)
Proceeds from issuance of convertible notes	—	86.3
Net Cash Provided (Used) by Financing Activities	23.8	(48.5)
Effect of exchange rate changes on cash	—	—
Increase (Decrease) In Cash and Cash Equivalents	0.2	(19.1)
Cash and cash equivalents at beginning of period	25.6	42.4
Cash and Cash Equivalents at End of Period	$25.8	$23.3
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
Change in Accounting Principle
On December 31, 2016, TimkenSteel changed its accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for its defined benefit pension and other postretirement benefit plans. Prior to 2016, the Company amortized, as a component of pension and other postretirement expense, unrecognized actuarial gains and losses (included within accumulated other comprehensive income (loss)) over the average remaining service period of active employees expected to receive benefits under the plan, or average remaining life expectancy of inactive participants when all or almost all of plan participants are inactive. The Company historically has calculated the market-related value of plan assets based on a 5-year market adjustment. The value was determined by adjusting the fair value of plan assets to reflect the investment gains and losses during each of the last 5 years. The difference between the expected return on assets and actual return on assets was recognized at the rate of 20% per year (e.g., recognized over five years). Under the new principle, actuarial gains and losses are immediately recognized through net periodic benefit cost in the Statement of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. In addition, the Company changed its accounting for measuring the market-related value of plan assets from a calculated amount (based on a five-year smoothing of asset returns) to fair value. The Company believes these changes are preferable, as they result in an accelerated recognition of changes in assumptions and market return on plan assets, as compared to the minimum amortization approach and market-related value of plan assets (i.e. delayed approach). Additionally, the Company believes the new accounting principles provide a better representation of the operating results of the Company and the impact of its benefit obligations (through the income statement) in the period when changes occur.
These changes have been applied retrospectively to prior periods beginning with the formation of the TimkenSteel pension and postretirement benefit plans during the second quarter of 2014. The cumulative effect of the change in accounting principles resulted in a reduction of additional paid in capital of $229.4 million per year as of the date of establishment of the TimkenSteel pension and other postretirement plans. For further information refer to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Note 2 - Recent Accounting Pronouncements
Adoption of New Accounting Standards
The Company adopted the following Accounting Standard Updates (ASU) during the nine months ended September 30, 2017. With the exception of ASU 2017-07, which is discussed below, the adoption of these standards did not have a material impact on the Unaudited Consolidated Financial Statements or the related Notes to the Unaudited Consolidated Financial Statements.

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

In the first quarter of 2017, the FASB issued and the Company early adopted ASU 2017-07, “Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” This ASU requires entities to present non-service cost components of net periodic benefit cost in a caption below operating loss and provides that only service cost is eligible to be capitalized in inventory or construction of an asset. This ASU requires retrospective application of the change in the statement of operations and prospective application for the capitalization of service cost in assets. This ASU permits previously disclosed components of net periodic benefit costs as an estimation basis for applying the retrospective presentation as a practical expedient. Utilizing the practical expedient approach, based on amounts previously disclosed, the Company reclassified non-service components of net periodic benefit cost from cost of products sold and selling, general and administrative expenses, respectively, into other income (expense), net on the Unaudited Consolidated Statements of Operations. See Note 9 - Retirement and Postretirement Plans for additional information.

Accounting Standards Issued But Not Yet Adopted
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. It is effective for annual periods beginning after December 31, 2018. Early adoption is permitted. TimkenSteel is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This ASU shall be applied prospectively to awards modified on or after the adoption date. It is effective for annual periods beginning after December 31, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. TimkenSteel will apply this ASU for awards modified on or after January 1, 2018, as applicable. TimkenSteel does not expect this ASU to have a material impact on its results of operations or financial condition.

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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and will supersede Topic 605, “Revenue Recognition,” and most industry-specific guidance. Under ASU 2014-09 and the subsequently issued amendments, the core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required about the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. This standard is effective for reporting periods after December 15, 2017. TimkenSteel has substantially completed a review of its customer contracts and has preliminarily determined that its revenue transactions will continue to be recognized at a point in time. Based on the analysis completed to date, the Company’s expectation is that this standard will not materially impact the amount or timing of revenue recognized. The Company is finalizing its review of accounting policies, systems and related internal controls in anticipation of adopting ASU 2014-09 as of January 1, 2018, using the modified retrospective approach.
Note 3 - Inventories
The components of inventories, net as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Inventories, net:
Manufacturing supplies	$36.6	$37.9
Raw materials	31.7	16.2
Work in process	96.3	58.6
Finished products	63.5	59.6
Subtotal	228.1	172.3
Allowance for surplus and obsolete inventory	(8.6)	(8.1)
Total Inventories, net	$219.5	$164.2
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
The LIFO reserve as of September 30, 2017 and December 31, 2016 was $53.5 million and $44.6 million, respectively. TimkenSteel projects that its LIFO reserve will increase for the year ending December 31, 2017 due primarily to higher anticipated raw material costs and inventory quantities.

Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
Property, Plant and Equipment, net:
Land	$13.4	$13.3
Buildings and improvements	418.9	420.6
Machinery and equipment	1,354.1	1,352.0
Construction in progress	51.6	63.9
Subtotal	1,838.0	1,849.8
Less allowances for depreciation	(1,136.4)	(1,107.9)
Property, Plant and Equipment, net	$701.6	$741.9
Total depreciation expense was $51.3 million and $51.0 million for the nine months ended September 30, 2017 and 2016, respectively. TimkenSteel recorded capitalized interest related to construction projects of $0.5 million in both the nine months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017, TimkenSteel recorded impairment charges of $0.4 million in the caption cost of products sold on the Unaudited Consolidated Statements of Operations, related to the discontinued use of certain assets. There were no impairment charges recorded during the nine months ended September 30, 2016.
Note 5 - Intangible Assets
The components of intangible assets, net as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.3	$4.0	$2.3	$6.3	$3.7	$2.6
Technology use	9.0	5.8	3.2	9.0	5.2	3.8
Capitalized software	58.5	43.1	15.4	58.9	40.3	18.6
Total Intangible Assets	$73.8	$52.9	$20.9	$74.2	$49.2	$25.0
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the nine months ended September 30, 2017 and 2016 was $5.1 million and $5.2 million, respectively.
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
The components of the Convertible Notes as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(1.8)	(2.1)
Less: Debt discount, net of amortization	(15.3)	(17.8)
Convertible notes, net	$69.2	$66.4
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
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Contractual interest expense	$1.3	$1.3		$3.9	$1.7
Amortization of debt issuance costs	0.1	0.1	0.1	0.3	0.2
Amortization of debt discount	0.9	0.7		2.5	0.9
Total	$2.3	$2.1		$6.7	$2.8
The fair value of the Convertible Notes was approximately $162.8 million as of September 30, 2017. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy, is based on the last price traded in September 2017 .
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

Other Long-Term Debt
The components of other long-term debt as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.862% as of September 30, 2017)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.862% as of September 30, 2017)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.862% as of September 30, 2017)	8.5	8.5
Amended Credit Agreement, due 2019 (LIBOR plus applicable spread)	65.0	40.0
Total Other Long-Term Debt	$95.2	$70.2
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
The Amended Credit Agreement contains certain customary covenants, including covenants that limit TimkenSteel’s and its subsidiaries’ ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures TimkenSteel may make to $45.0 million in fiscal year 2016 and $50.0 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. As of September 30, 2017, we are in compliance with all covenants.
Borrowings under the Amended Credit Agreement bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 3.00% to 3.50%) and an additional 0.75% on the machinery and equipment component or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the Amended and Restated Credit Agreement, with no rate floor), plus an applicable margin (varying from 2.00% to 2.50%). The Amended Credit Agreement also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin of 0.50%. The applicable margins are calculated quarterly and vary based on TimkenSteel’s average quarterly availability as set forth in the Amended Credit Agreement. The interest rate under the Amended Credit Agreement was 5.2% as of September 30, 2017. The amount available under the Amended Credit Agreement as of September 30, 2017 was $164.3 million net, after reducing for the block on availability of $33.1 million.
Revenue Refunding Bonds
On June 1, 2014, The Timken Company (Timken) purchased, in lieu of redemption, the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 between Timken and TimkenSteel, Timken assigned all of its right, title and interest in and to the loan agreements and the notes associated with the Bonds to, and these obligations were assumed by, TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (Remarketing Date) in connection with the conversion of the interest rate mode for the

Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. The replacement letters of credit had an initial stated term of one year that, upon request by the Company, and with approval by the issuing bank, can be renewed annually thereafter for subsequent one year terms.
On September 1, 2016, the Water Bonds were remarketed in connection with the delivery of a replacement letter of credit issued by JP Morgan Chase Bank, N.A. The key terms of the Water Bonds did not change as a result of the remarketing.
As of September 30, 2017, the Company has requested and the issuing banks have approved renewal of the Air Quality Bonds and Pollution Control Bonds through June 2018 and the Water Bonds through August 2018.  TimkenSteel is responsible for payment of the interest and principal associated with the Bonds subsequent to the Remarketing Date.
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
Advanced Quench-and-Temper Facility
In the second quarter of 2015, TimkenSteel entered into a lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Unaudited Consolidated Financial Statements. As of September 30, 2017, $39.6 million has been spent on the new advanced quench-and-temper facility and is reported in property, plant and equipment, net in the Unaudited Consolidated Balance Sheets. Of this amount, $11.8 million has been financed through the lease arrangement described above.
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2016	($7.0)	($2.4)	($9.4)
Other comprehensive income before reclassifications, before income tax	1.1	—	1.1
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	1.1	1.1
Income tax benefit	—	(0.7)	(0.7)
Net current period other comprehensive income, net of income taxes	1.1	0.4	1.5
Balance at September 30, 2017	($5.9)	($2.0)	($7.9)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2015	($5.0)	($2.9)	($7.9)
Other comprehensive loss before reclassifications, before income tax	(2.8)	—	(2.8)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	1.2	1.2
Income tax benefit	—	(0.4)	(0.4)
Net current period other comprehensive (loss) income, net of income taxes	(2.8)	0.8	(2.0)
Balance as of September 30, 2016	($7.8)	($2.1)	($9.9)
The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in other income (expense), net in the Unaudited Consolidated Statements of Operations. These accumulated other comprehensive loss components are components of net periodic benefit cost. See Note 9 - Retirement and Postretirement Plans for additional information.

Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the nine months ended September 30, 2017 were as follows:

	Total	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$597.4	$845.6	($193.9)	($44.9)	($9.4)
Net loss	(9.9)	—	(9.9)	—	—
Pension and postretirement adjustment, net of tax	0.4	—	—	—	0.4
Foreign currency translation adjustments	1.1	—	—	—	1.1
Stock-based compensation expense	4.9	4.9	—	—	—
Stock option activity	0.2	0.2	—	—	—
Issuance of treasury shares	—	(8.4)	(0.3)	8.7	—
Shares surrendered for taxes	(1.4)	—	—	(1.4)	—
Balance at September 30, 2017	$592.7	$842.3	($204.1)	($37.6)	($7.9)
Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$4.6	$0.4	$3.9	$0.4
Interest cost	12.3	2.1	13.2	2.4
Expected return on plan assets	(17.7)	(1.3)	(18.1)	(1.5)
Amortization of prior service cost	0.1	0.2	0.1	0.2
Net remeasurement loss	2.3	—	20.4	—
Net Periodic Benefit Cost	$1.6	$1.4	$19.5	$1.5

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$13.8	$1.2	$11.7	$1.2
Interest cost	36.8	6.3	39.8	7.1
Expected return on plan assets	(52.9)	(4.0)	(53.6)	(4.4)
Amortization of prior service cost	0.3	0.8	0.4	0.8
Net remeasurement loss	2.3	—	20.4	—
Net Periodic Benefit Cost	$0.3	$4.3	$18.7	$4.7
The service cost component is included in cost of products sold and selling, general and administrative expenses. The non-service cost components of net periodic benefit costs are included in other income (expense), net in the Unaudited Consolidated Statements of Operations. The Company utilized the practical expedient approach, based on amounts previously disclosed, to reclassify non-service components of net periodic benefit cost from cost of products sold and selling, general and administrative expenses, into other income (expense), net on the Unaudited Consolidated Statements of Operations.
The following table sets forth the amounts reclassified into other income (expense), net for the three and nine months ended September 30, 2016.

	Three	Nine
	Months ended September 30, 2016
Cost of products sold	($13.3)	($7.7)
Selling, general and administrative expenses	(3.4)	(2.8)
	($16.7)	($10.5)
The TimkenSteel Corporation Retirement Plan (Salaried Plan) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the third quarter of 2017 and 2016, the cumulative cost of all settlements exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. The Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of September 30, 2017 and 2016, which resulted in a non-cash pre-tax loss from remeasurement of $2.3 million and $20.4 million, respectively, included in other income (expense), net on the Unaudited Consolidated Statements of Operations.
.

Note 10 - Earnings Per Share
Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock or if-converted method.  For the convertible notes, the Company utilizes the if-converted method to calculate diluted earnings (loss) per share.  Under the if-converted method, the Company adjusts net earnings (loss) to add back interest expense (including amortization of debt discount) recognized on the convertible notes and includes the number of shares potentially issuable related to the convertible notes in the weighted average shares outstanding.  Treasury stock is excluded from the denominator in calculating both basic and diluted earnings (loss) per share.

Common share equivalents, which include shares issuable for equity-based awards and upon the conversion of outstanding convertible notes, were excluded from the computation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss for basic and diluted earnings per share	($5.9)	($22.2)	($9.9)	($38.5)

Denominator:
Weighted average shares outstanding, basic	44,433,094	44,221,310	44,373,264	44,215,373
Dilutive effect of stock-based awards	—	—	—	—
Weighted average shares outstanding, diluted	44,433,094	44,221,310	44,373,264	44,215,373

Basic loss per share	($0.13)	($0.50)	($0.22)	($0.87)
Diluted loss per share	($0.13)	($0.50)	($0.22)	($0.87)

Note 11 - Income Taxes
TimkenSteel’s provision (benefit) for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision (benefit) for income taxes	$0.1	($13.3)	$1.2	($23.5)
Effective tax rate	(1.5)%	37.5%	(14.0)%	37.9%
For the nine months ended September 30, 2017 and the year ended December 31, 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. net deferred tax liability to the point that would result in a net U.S. deferred tax asset at September 30, 2017 and December 31, 2016. In light of TimkenSteel’s recent operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence, and concluded that it was more likely than not that it would not realize its U.S. deferred tax assets. As a result, in the fourth quarter of 2016, the Company recorded full valuation allowance on its net U.S. deferred tax asset of $15.6 million. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. The increase in the effective tax rate for the nine months ended September 30, 2017 is primarily due to a discrete charge of approximately $1.0 million recorded in the second quarter of 2017.
Note 12 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of September 30, 2017 and December 31, 2016, TimkenSteel had a $0.7 million and $0.2 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency (EPA) and similar state or local authorities. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations. As of September 30, 2017 and December 31, 2016, TimkenSteel had a $0.5 million and a $0.6 million reserve for such environmental matters, respectively, classified as other current and non-current liabilities on the Unaudited Consolidated Balance Sheets.
The following is a rollforward of the accrual related to environmental matters for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning Balance, January 1	$0.6	$0.8
Expenses	0.1	—
Payments	(0.2)	(0.2)
Ending Balance, September 30	$0.5	$0.6

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
The collective bargaining agreement between the Company and the United Steelworkers (USW) Local 1123, which had an expiration date of September 25, 2017 has been extended, and we remain in discussions with USW representatives regarding a new collective bargaining agreement. We continue to operate uninterrupted under the terms of the existing collective bargaining agreement.
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
Results of Operations

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)	% Change
Net sales	$339.1	$213.8	$125.3	58.6%
Net sales, excluding surcharges	261.2	184.9	76.3	41.3%
Gross profit	18.5	7.5	11.0	146.7%
Gross margin	5.5%	3.5%	NM	200 bps
Selling, general and administrative expenses	22.5	21.8	0.7	3.2%
Net income	(5.9)	(22.2)	16.3	(73.4)%
Average scrap index per ton (30 day lag)	374	272	102	37.5%
Average selling price per ton, including surcharges	$1,170	$1,202	($32)	(2.7)%
Shipments (in tons)	289,942	177,823	112,119	63.1%
Melt utilization	74%	44%	NM	30	pp

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	% Change
Net sales	$987.8	$654.8	$333.0	50.9%
Net sales, excluding surcharges	773.8	587.2	186.6	31.8%
Gross profit	59.3	25.2	34.1	135.3%
Gross margin	6.0%	3.8%	NM	220 bps
Selling, general and administrative expenses	67.7	66.8	0.9	1.3%
Net loss	(9.9)	(38.5)	28.6	74.3%
Average scrap index per ton (30 day lag)	353	229	124	54.1%
Average selling price per ton, including surcharges	$1,143	$1,183	($40)	(3.4)%
Shipments (in tons)	864,446	553,646	310,800	56.1%
Melt utilization	74%	45%	NM	29	pp
The table above presents net sales, adjusted to exclude raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We believe presenting net sales adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base price and product mix.
Net Sales
Net sales for the third quarter of 2017 were $339 million, an increase of $125 million compared to the third quarter of 2016. Excluding surcharges, net sales increased $76 million, or 41%. The increase was due to higher volumes of $124 million, offset by price/mix of approximately $48 million. For the three months ended September 30, 2017, ship tons increased by 112 thousand tons, or 63% compared to the same period in 2016, due primarily to market penetration and sales initiatives, including 56 thousand tons of new billet business to the tube manufacturers supplying the OCTG market.

Net sales for the nine months ended 2017 were $988 million, an increase of 51% compared to the same period in 2016. Excluding surcharges, net sales increased $187 million, or 32%. The increase was due to higher volumes of $346 million, offset by price/mix of approximately $159 million. For the nine months ended September 30, 2017, ship tons increased 311 thousand tons, or 56% compared to the same period in 2016, due primarily to market penetration and sales initiatives, including 162 thousand tons of new billet business to the tube manufacturers supplying the OCTG market.
Gross Profit
Gross profit for the third quarter of 2017 was $19 million, an increase of $11 million, or 147%, compared to gross profit of $8 million for the third quarter of 2016. The increase was driven primarily by higher volumes of approximately $21 million, favorable raw material spread of approximately $10 million and production efficiencies of approximately $26 million as a result of increased melt utilization to 74% for the third quarter of 2017 compared to 44% for the third quarter of 2016, partially offset by price/mix of approximately $39 million and higher LIFO expense of approximately $7 million.
Gross profit for the nine months ended September 30, 2017 was $59 million, an increase of $34 million, or 135%, compared to gross profit of $25 million for the same period in 2016. The increase was driven primarily by higher volumes of approximately $58 million, favorable raw material spread of approximately $32 million, a supplier refund of approximately $5 million and production efficiencies of approximately $53 million as a result of increased melt utilization to 74% for the nine months ended September 30, 2017 compared to 45% for the same period in 2016, partially offset by price/mix of approximately $99 million and higher LIFO expense of approximately $15 million.
Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material costs being over- or under-recovered in certain periods. For the nine months ended September 30, 2017, the surcharge favorably impacted gross margin as a percent of sales.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses increased approximately $1 million in both the third quarter of 2017 and in the nine months ended September 30, 2017 compared to the same periods in 2016 due primarily to variable compensation costs.
Interest Expense

	Three Months Ended September 30,
	2017	2016	$ Change
Cash interest paid	$0.8	$0.9	($0.1)
Accrued interest	1.9	1.9	—
Amortization of convertible notes discount and deferred financing	1.0	1.1	(0.1)
Total Interest Expense	$3.7	$3.9	($0.2)

	Nine Months Ended September 30,
	2017	2016	$ Change
Cash interest paid	$6.0	$4.2	$1.8
Accrued interest	1.9	1.9	—
Amortization of convertible notes discount and deferred financing	3.1	1.9	1.2
Total Interest Expense	$11.0	$8.0	$3.0
    Interest expense decreased $0.2 million in the third quarter of 2017 compared to the same period in 2016. Interest expense for the nine months ended September 30, 2017 increased approximately $3 million, compared to the same period in 2016, due primarily to the issuance in May 2016 of the 6.00% Convertible Senior Notes due in 2021 (Convertible Notes).

Other Income (Expense), Net

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Non-service components of benefit cost	$4.3	$3.7	($0.6)	16.2%
Loss from remeasurement of benefit plans	(2.3)	(20.4)	($18.1)	(88.7)%
Other	(0.1)	(0.6)	($0.5)	(83.3)%
Other income (expense), net	$1.9	($17.3)	($19.2)	(111.0)%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Non-service components of benefit cost	$12.7	$9.9	($2.8)	28.3%
Loss from remeasurement of benefit plans	(2.3)	(20.4)	($18.1)	(88.7)%
Other	0.3	(1.6)	($1.9)	(118.8)%
Other income (expense), net	$10.7	($12.1)	($22.8)	(188.4)%
Other income (expense), net was income of $1.9 million and $10.7 million for the three and nine months ended September 30, 2017, respectively compared to expense of $17.3 million and $12.1 million in the three and nine months ended September 30, 2016, respectively. The change in the three and nine months ended September 30, 2017 is primarily due to the change in the loss from remeasurement of benefit plans. See Note 9 - Retirement and Postretirement Plans in the Notes to Unaudited Consolidated Financial Statements for a discussion regarding the loss from remeasurement of benefit plans.
Provision (Benefit) for Income Taxes

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$0.1	($13.3)	($13.4)	(100.8)%
Effective tax rate	(1.5)%	37.5%	NM	(3900) bps

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$1.2	($23.5)	($24.7)	(105.1)%
Effective tax rate	(14.0)%	37.9%	NM	(5,190	) bps
For the year ended December 31, 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2016. In light of our recent operating performance in the U.S. and current industry conditions, we assessed, based upon all available evidence, and concluded that it was more likely than not that we would not realize our U.S. deferred tax assets. As a result, in the nine months ended September 30, 2017 and in the fourth quarter of 2016, we recorded full valuation allowance on our net U.S. deferred tax asset. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them. The increase in the effective tax rate for the nine months ended September 30, 2017 is primarily due to a discrete charge of approximately $1.0 million recorded in the second quarter of 2017.
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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	Three Months Ended September 30,
	2017					2016
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	100.8	106.2	26.7	56.2	289.9	100.5	70.2	7.1	—	177.8

Net Sales	$127.5	$126.3	$37.7	$47.6	$339.1	$120.4	$79.7	$8.7	$5.0	$213.8
Less: Surcharges	27.1	28.8	6.4	15.6	77.9	16.3	11.3	1.3	—	28.9
Base Sales	$100.4	$97.5	$31.3	$32.0	$261.2	$104.1	$68.4	$7.4	$5.0	$184.9

Net Sales / Ton	$1,265	$1,189	$1,412	$847	$1,170	$1,198	$1,135	$1,225	N/A	$1,202
Base Sales / Ton	$996	$918	$1,172	$569	$901	$1,036	$974	$1,042	N/A	$1,040

	Nine Months Ended September 30,
	2017					2016
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	324.4	308.4	69.3	162.3	864.4	317.4	216.8	19.4	—	553.6

Net Sales	$399.7	$357.1	$99.0	$132.0	$987.8	$365.8	$246.2	$27.7	$15.1	$654.8
Less: Surcharges	78.2	76.9	15.3	43.4	213.8	38.0	26.9	2.7	—	67.6
Base Sales	$321.5	$280.2	$83.7	$88.6	$774.0	$327.8	$219.3	$25.0	$15.1	$587.2

Net Sales / Ton	$1,232	$1,158	$1,429	$813	$1,143	$1,152	$1,136	$1,428	N/A	$1,183
Base Sales / Ton	$991	$909	$1,208	$546	$895	$1,033	$1,012	$1,289	N/A	$1,061
Balance Sheet
The following discussion is a comparison of the Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016:

Current Assets	September 30, 2017	December 31, 2016
Cash and cash equivalents	$25.8	$25.6
Accounts receivable, net	160.6	91.6
Inventories, net	$219.5	$164.2
Deferred charges and prepaid expenses	4.2	2.8
Other current assets	7.4	6.2
Total Current Assets	$417.5	$290.4
Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivable, net increased $69 million as of September 30, 2017 compared to December 31, 2016, due to an increase in net sales of $124 million in the third quarter of 2017 compared to the fourth quarter of 2016. Inventories, net increased approximately $55 million as of September 30, 2017 compared to December 31, 2016 primarily due to efforts to align inventories with anticipated sales volumes as well as increased costs.

Property, Plant and Equipment	September 30, 2017	December 31, 2016
Property, plant and equipment, net	$701.6	$741.9
Property, plant and equipment, net decreased approximately $40 million as of September 30, 2017 compared to December 31, 2016. The decrease was primarily due to depreciation expense of approximately $51 million, partially offset by capital expenditures of approximately $12 million, during the nine months ended September 30, 2017.

Other Assets	September 30, 2017	December 31, 2016
Pension assets	$9.8	$6.2
Intangible assets, net	20.9	25.0
Other non-current assets	6.0	6.4
Total Other Assets	$36.7	$37.6
Pension assets increased approximately $4 million as of September 30, 2017 compared to December 31, 2016, primarily driven by an annual pension contribution made in the first quarter of 2017 to the Company’s U.K. pension plan. Intangible assets, net decreased approximately $4 million as of September 30, 2017 compared to December 31, 2016, primarily due to amortization expense of $5 million recognized in the nine months ended September 30, 2017.

Liabilities and Shareholders’ Equity	September 30, 2017	December 31, 2016
Current liabilities	$188.6	$130.7
Convertible notes, net	69.2	66.4
Other long-term debt	95.2	70.2
Accrued pension and postretirement costs - long-term	196.2	192.1
Deferred income taxes	0.7	—
Other non-current liabilities	13.2	13.1
Total shareholders’ equity	592.7	597.4
Total Liabilities and Shareholders’ Equity	$1,155.8	$1,069.9
Current liabilities increased approximately $58 million as of September 30, 2017 compared to December 31, 2016, primarily due to an increase in accounts payable of approximately $47 million from increased inventory levels, and higher compensation related accruals.
See Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements for a discussion of the change in the Convertible Notes.
Other long-term debt increased due to borrowings of $25 million on the Amended Credit Agreement primarily to fund working capital.
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
The Amended Credit Agreement has a term of five years through June 30, 2019. The following represents a summary of key liquidity measures as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$25.8	$25.6

Amended Credit Agreement:
Maximum availability	$265.0	$194.4
Amount borrowed	65.0	40.0
Letter of credit obligations	2.6	1.6
Availability not borrowed	197.4	152.8
Availability block	33.1	33.1
Net availability	$164.3	$119.7

Total liquidity	$190.1	$145.3

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
As of September 30, 2017, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2017 operating plan and our long-range plan, we believe that our cash balance as of September 30, 2017 of $25.8 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through June 30, 2019, the maturity date of our Amended Credit Agreement.
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

Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2017 and 2016. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Nine Months Ended September 30,
	2017	2016
Net cash (used) provided by operating activities	($11.7)	$55.5
Net cash used by investing activities	(11.9)	(26.1)
Net cash provided (used) by financing activities	23.8	(48.5)
Increase (Decrease) in Cash and Cash Equivalents	$0.2	($19.1)
Operating activities
Net cash used by operating activities for the nine months ended September 30, 2017 was approximately $12 million compared to cash provided by operating activities of approximately $56 million for the nine months ended September 30, 2016. The $68 million decrease was primarily due to cash used by working capital of $68 million for the nine months ended September 30, 2017 compared to cash provided by working capital of $18 million during the same period in 2016. Refer to the Unaudited Consolidated Statements of Cash Flows for additional information.
Investing activities
Net cash used by investing activities for the nine months ended September 30, 2017 and 2016 was approximately $12 million and $26 million, respectively. Cash used for investing activities primarily relates to capital investments in our production processes. Capital spending decreased approximately $14 million due to lower spending compared to the nine months ended September 30, 2016, as a result of targeted strategic capital allocations.
Our business sometimes requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our $52 million construction in progress balance as of September 30, 2017 includes: (a) $42 million relating to growth initiatives (i.e., new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $10 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. We expect to incur approximately $31 million of additional costs including approximately $23 million relating to additional growth initiatives and continuous improvement and approximately $8 million of additional costs to complete other remaining projects. These additional costs are expected to be incurred during the next one to three years.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $24 million compared to net cash used by financing activities of approximately $49 million for the nine months ended September 30, 2016. The change was mainly due to borrowings of $30 million on the Amended Credit Agreement during the nine months ended September 30, 2017 compared to repayments of $130 million on the Amended Credit Agreement, partially offset by the proceeds of $86.3 million from the issuance of the Convertible Notes during the nine months ended September 30, 2016.
Covenant Compliance
Under the Amended Credit Agreement, we are required to comply with certain customary covenants, including covenants that limit our ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of our business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Amended Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures we may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) require the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. The fixed charge coverage ratio is the ratio of EBITDA to fixed charges. Fixed charges include, among other things, cash interest, scheduled principal payments, cash taxes, dividends, capital expenditures, and capital lease obligation payments. As of September 30, 2017, we were in compliance with this covenant throughout the term of the Amended Credit Agreement.

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
Dividends and Share Repurchases
On November 13, 2015, our Board of Directors decided to suspend the cash dividend as we continued to manage through a challenging market environment. Our Board of Directors will review the dividend as business conditions improve.
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
There have been no material changes to these policies during the nine months ended September 30, 2017. For a summary of the critical accounting policies and estimates that we used in the preparation of our Unaudited Consolidated Financial Statements, see our Annual Report on Form 10-K for the year ended December 31, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Amended Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2017, we have $164.4 million of aggregate debt outstanding, of which $95.2 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1 million annually, with a corresponding increase in loss before income taxes of the same amount.
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

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1*	Form of Severance Agreement between TimkenSteel and Certain Executive Officers
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	October 26, 2017	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1	Form of Severance Agreement between TimkenSteel and Certain Executive Officers
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document