Form 10-K
period 2017-12-31
TimkenSteel Corp
filed 2018-02-20
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was $682,807,485 based on the closing sale price as reported on the New York Stock Exchange for that date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2018
Common Shares, without par value	44,475,795 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2018 Annual Meeting of Shareholders	Part III

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. BUSINESS
Overview
TimkenSteel Corporation (we, us, our, the Company or TimkenSteel) was incorporated in Ohio on October 24, 2013, and became an independent, publicly traded company as the result of a spinoff (spinoff) from The Timken Company on June 30, 2014. In the spinoff, Timken transferred to us all of the assets and generally all of the liabilities related to Timken’s steel business.
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
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-add solutions such as precision steel components, and billets. In addition, we supply machining and thermal treatment services, and we manage raw material recycling programs, which are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods (OCTG); automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
Based on our knowledge of the steel industry, we believe we are the only focused SBQ steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among North American steel producers. In addition, we are the only steel manufacturer able to produce rolled SBQ steel large bars up to 16-inches in diameter. SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create custom steel products. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains. We believe our unique operating model and production assets give us a competitive advantage in our industry.
The SBQ bars, tubes, and billets production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes, and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, TX), Tryon Peak (Columbus, NC), and St. Clair (Eaton, OH). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.
Operating Segments
Effective January 1, 2016, we eliminated our segment reporting as a result of organizational changes made in the second half of 2015 to reflect the integrated nature of our business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, we centralized our customer-facing activities under one leadership role and eliminated the former two segment operating structure. Since that change, we are organized in a centralized manner based on functionality. As a result, we conduct our business activities and report financial results as one business segment.
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
Strengths and Strategy
We believe our business model is unique in our industry and focuses on creating industry-leading tailored products and services for our customers’ most demanding applications and supply chains. Our customers depend on us to be the leader in solving their industries’ constantly evolving challenges. Our team, including degreed engineers and experienced manufacturing professionals in both materials and applications, work closely with each customer to deliver flexible solutions related to our products as well as the customer’s applications and supply chains. We believe few others can consistently deliver that kind of customization and responsiveness.
The TimkenSteel business model delivers these tailored solutions based on the following foundation:

•	Deep and experienced management and technical team.

•	Close and trusted working relationship with customers across diverse end markets.

•	Leadership position in niche markets with differentiated products.

•
Track record of innovation rooted in a deep technical knowledge of steel materials, manufacturing processes and a focus on end-user applications. Our research and development efforts focus on creating solutions for our customers’ toughest challenges.

•	On average, over a 5-year period, approximately 30% of our sales are based on new business and enhancing existing applications.
Major Customers
We sell products and services that are used in a range of demanding applications around the world. We have over 600 diverse customers in the following market sectors: oil and gas; OCTG; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. In 2017, sales to one customer accounted for approximately 10% of our total sales. We do not believe the loss of this customer would have a material adverse effect on the Company.
Products
We believe we produce some of the cleanest, highest performing alloy air-melted steels in the world for our customers’ most demanding applications. Most of our steel is custom-engineered. We leverage our technical knowledge, development expertise and production and engineering capabilities across all of our products and end-markets to deliver high-performance products to our customers.
SBQ Steel Bar, Seamless Mechanical Steel Tubes, and Billets. Our focus is on alloy steel, although in total we manufacture more than 500 grades of high-performance carbon, micro-alloy and alloy steel, sold as ingots, bars, tubes and billets. These products are custom-made in a variety of chemistries, lengths and finishes. Our metallurgical expertise and what we believe to be unique operational capabilities drive high-value solutions for industrial, energy and mobile customers. Our specialty steels are featured in a wide variety of end products including: oil country drill pipe; bits and collars; gears; hubs; axles; crankshafts and connecting rods; bearing races and rolling elements; bushings; fuel injectors; wind energy shafts; anti-friction bearings; and other demanding applications where mechanical power transmission is critical to the end customer.
Value-add Precision Products and Services. In addition to our customized steels, we also custom-make precision components that provide us with the opportunity to further expand our market for bar and tube products and capture additional sales. These products provide customers, especially those in the automotive industry, with ready-to-finish components that simplify vendor management, streamline supply chains and often cost less than other alternatives. We also customize products and services for the energy market sector. We offer well-boring and finishing products that, when combined with our wide range of high-quality alloy steel bars and tubes and our expansive thermal treatment capabilities, can create a one-stop steel source for customers in the energy market sector. Our experts operate precision honing, pull-boring, skiving, outside diameter turning and milling equipment to deliver precision hole-finishing to meet exacting dimensional tolerances.

Sales and Distribution
Our sales force is made up largely of engineers that are backed by a team of metallurgists and other technical experts. While most of our products are sold directly to original equipment (OE) manufacturers, a portion of our sales are made through authorized distributors and steel service centers, representing approximately 18% of net sales during 2017.
The majority of our customers are served through individually-negotiated price agreements that have at least a one-year term. A smaller percentage of our customers have pricing agreements that extend for more than one year and contain prices fixed for a period extending beyond current shipments. We do not believe there is any significant loss of earnings risk with any given pricing term.
Competition
The steel industry, both domestically and globally, is highly competitive and is expected to remain so. Maintaining high standards of product quality and reliability, while keeping production costs competitive, is essential to our ability to compete with domestic and foreign manufacturers of mechanical components and alloy steel. For bar products less than 6-inch in diameter, principal competitors include foreign-owned domestic producers Gerdau Special Steel North America (a unit of Brazilian steelmaker Gerdau, S.A) and Republic Steel (a unit of Mexican steel producer ICH). For bar products up to 9-inch in diameter, domestic producers Steel Dynamics, Inc. and Nucor Corporation (in some cases up to 10-inch) are our principal competitors. For very large bars from 10 to 16 inches in diameter, offshore producers as well as specialty forging companies in North America such as Scot Forge and Sorel Steel are the primary competitors. For seamless mechanical tubing, offshore producers such as Tenaris, S.A., Vallourec, S.A. and TMK Group are our primary competitors as well as the foreign-owned domestic producer ArcelorMittal Tubular Products (a unit of Luxembourg based ArcelorMittal, S.A.). We also provide unique value-add steel products and supply chain solutions to our customers in the industrial, energy and automotive sectors.
Backlog
The backlog of orders for our operations is estimated to have been approximately 410,000 and 200,000 tons at December 31, 2017 and 2016, respectively.
Virtually our entire backlog at December 31, 2017 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers’ production schedules, and may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data, or comparisons thereof as of different dates, reliably indicate future sales or shipments.
Raw Materials
The principal raw materials that we use to manufacture steel are recycled scrap metal, chrome, nickel, molybdenum oxide, vanadium and other alloy materials. Raw materials comprise a significant portion of the steelmaking cost structure and are subject to price and availability changes due to global demand fluctuations and local supply limitations. Proper selection and management of raw materials can have a significant impact on procurement cost, flexibility to supply changes, steelmaking energy costs and mill productivity. Because of our diverse order book and demanding steel requirements, we have developed differentiated expertise in this area and have created a raw material management system that contributes to our competitive cost position and advantage. In addition to accessing scrap and alloys through the open market, we have established a scrap return supply chain with many of our customers, and we operate a scrap processing company for improved access, reliability and cost. This part of our business solidly rests on a deep knowledge of the raw material supply industry and an extensive network of relationships that result in steady, reliable supply from our raw material sources.
Research and Development
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
Our research and development expenditures for the years ended December 31, 2017, 2016 and 2015 were $8.0 million, $8.0 million and $8.6 million, respectively.

Environmental Matters
We consider compliance with environmental regulations and environmental sustainability to be our responsibility as a good corporate citizen and a key strategic focus area. We have invested in pollution control equipment and updated plant operational practices and are committed to implementing a documented environmental management system worldwide, which includes being certified under the ISO 14001 Standard. All of our domestic steel making operations, our water treatment plant, and two of our four value-add plants have obtained and maintain ISO 14001 certification. Our value-add facility in Houston has started the ISO 14001 certification process, which it expects to achieve in 2018.
We believe we have established appropriate reserves to cover our environmental expenses. We have a well-established environmental compliance audit program for our domestic units and any international facilities that process steel. This program measures performance against applicable laws as well as against internal standards that have been established for all units. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones both domestically and internationally. As previously reported, we are unsure of the future financial impact to us from the U.S. Environmental Protection Agency’s (EPA) rule changes related to the Clean Air Act (CAA), Clean Water Act (CWA), waste and other environmental rules and regulations.
We and certain of our subsidiaries located in the U.S. have been identified as potentially responsible parties under the Toxic Substances Control Act (TSCA), Resource Conservation and Recovery Act (RCRA), CAA and CWA, as well as other laws. In general, certain cost allocations for investigation and remediation have been asserted by us against other entities, which are believed to be financially solvent and are expected to substantially fulfill their proportionate share of any obligations.
From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. As of December 31, 2017 and 2016, we recorded reserves for such environmental matters of $0.5 million and $0.6 million, respectively. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes the ultimate disposition of these matters should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Patents, Trademarks and Licenses
While we own a number of U.S. and foreign patents, trademarks, licenses and copyrights, none are material to our products and production processes.
Employment
At December 31, 2017, we had approximately 2,830 employees, with about 61% of our employees covered under one of two collective bargaining agreements that expire in December 2019 and September 2021.
Available Information
We use our Investor Relations website at http://investors.timkensteel.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. We post filings (including our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively; our proxy statements and any amendments to those reports or statements) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). All such postings and filings are available on our website free of charge. In addition, our website allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our website. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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
Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. The steel industry has historically been characterized by periods of excess global capacity and supply. Excess global capacity and supply has negatively affected, and could continue to negatively affect domestic steel prices, which could adversely impact our results of operations and financial condition. High levels of steel imports into the U.S. could exacerbate a decrease in domestic steel prices.
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
Our business operations are capital-intensive. If there are downturns in the industries we serve, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, recording asset impairment charges and other measures. In addition, we may not realize the benefits or expected returns from announced plans, programs, initiatives and capital investments. Any of these events could adversely affect our results of operations and profitability.
We are dependent on our key customers.
As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2017, sales to our 10 and 20 largest customers accounted for approximately 50% and 65% of our net sales, respectively.
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
We produce high-performance carbon and alloy steel, sold as ingots, bars, tubes and billets in a variety of chemistries, lengths and finishes designed for our customers’ demanding applications. Failure of the materials that are included in our customers’ applications could give rise to product liability or warranty claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us. If we fail to meet a customer’s specifications for its products, we may be subject to product quality costs and claims. A successful warranty or product liability claim against us could have a material adverse effect on our earnings.
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
From both a medium- and long-term perspective, we are likely to see an increase in costs relating to our assets that emit relatively significant amounts of greenhouse gases as a result of new and existing legal and regulatory initiatives. These initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future legal and regulatory initiatives become known, we cannot predict the effect on our business, financial condition or results of operations.
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
We may be subject to risks relating to our information technology systems and cybersecurity.
We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. A breach in security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business or results of operations. While we have taken reasonable steps to protect the Company from cybersecurity risks and security breaches (including enhancing our firewall, workstation, email security and network monitoring and alerting capabilities, and training employees around phishing, malware and other cybersecurity risks), and we have policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from all potential compromises or breaches of security.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2017, approximately 61% of our employees were covered under one of two collective bargaining agreements that expire in December 2019 and September 2021. Any failure to negotiate and conclude new collective bargaining agreements with the unions when the existing agreements expire could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2017, we have loss carryforwards totaling $335 million (of which $289 million relates to the U.S.
and $46 million relates to various non-U.S. jurisdictions), having various expiration dates, as well as certain credit carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for entities treated as branches of TimkenSteel under U.S. tax law. Operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, we assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not we would not realize a portion of our U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and remained in a valuation allowance position in 2017. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership. Refer to Note 12 - Income Tax Provision in the Notes to the Consolidated Financial Statements for more information.

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
We have substantial debt and, as a result, we have significant debt service obligations. As of December 31, 2017, we had outstanding debt of approximately $165.3 million. Our debt may:

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
Our Amended and Restated Credit Agreement, dated as of December 21, 2015, as further amended on February 26, 2016 (as amended, the Credit Agreement) contains, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets.
On January 26, 2018, we entered into a Second Amended and Restated Credit Agreement (Amended Credit Agreement), which amends and restates the Company’s existing Credit Agreement. The Amended Credit Agreement contains covenants that restrict our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, sale-leaseback transactions and sales of assets, make distributions and other restricted payments, change the nature of its business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions.
A breach of any of these covenants could result in a default, which could allow the lenders to declare all amounts outstanding under the applicable debt immediately due and payable and which may affect the market price of our common shares. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness. Refer to Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements for more detail on the Credit Agreement. Refer to Note 16 - Subsequent Events in the Notes to the Consolidated Financial Statements for more detail regarding the Amended Credit Agreement.
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
There are several significant areas where the liabilities of The Timken Company may yet become our obligations. The separation and distribution agreement and employee matters agreement generally provide that we are responsible for substantially all liabilities that relate to our steel business activities, whether incurred prior to or after the spinoff, as well as those liabilities of The Timken Company specifically assumed by us. In addition, under the Internal Revenue Code (Code) and the related rules and regulations, each corporation that was a member of the The Timken Company consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spinoff is jointly and severally liable for the federal income tax liability of the entire The Timken Company consolidated tax reporting group for that taxable period. In connection with the spinoff, we entered into a tax sharing agreement with The Timken Company that allocated the responsibility for prior period taxes of the The Timken Company consolidated tax reporting group between us and The Timken Company. However, if The Timken Company is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

Potential liabilities associated with certain assumed obligations under the tax sharing agreement cannot be precisely quantified at this time.
Under the tax sharing agreement with The Timken Company, we are responsible generally for all taxes paid after the spinoff attributable to us or any of our subsidiaries, whether accruing before, on or after the spinoff. We also have agreed to be responsible for, and to indemnify The Timken Company with respect to, all taxes arising as a result of the spinoff (or certain internal restructuring transactions) failing to qualify as transactions under Sections 368(a) and 355 of the Code for U.S. federal income tax purposes (which could result, for example, from a merger or other transaction involving an acquisition of our shares) to the extent such tax liability arises as a result of any breach of any representation, warranty, covenant or other obligation by us or certain affiliates made in connection with the issuance of the tax opinion relating to the spinoff or in the tax sharing agreement. As described above, such tax liability would be calculated as though The Timken Company (or its affiliate) had sold its common shares of our Company in a taxable sale for their fair market value, and The Timken Company (or its affiliate) would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares. That tax liability could have a material adverse effect on our Company.
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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All of the following officers have been with the Company for at least five years in some capacity, except Frank A. DiPiero, who joined the Company in 2014. The executive officers of our Company as of February 20, 2018, are as follows:

Name	Age	Current Position
Ward J. Timken, Jr.	50	Chairman, Chief Executive Officer and President
Christopher J. Holding	59	Executive Vice President and Chief Financial Officer
Frank A. DiPiero	61	Executive Vice President, General Counsel and Secretary
Thomas D. Moline	55	Executive Vice President, Commercial Operations
William P. Bryan	58	Executive Vice President, Manufacturing, Supply Chain and Information Technology
Ward J. Timken, Jr. is Chairman of the Board of Directors, Chief Executive Officer and President. Prior to the spinoff, Mr. Timken served as a director of The Timken Company beginning in 2002 (a position which he still holds) and as Chairman of the Board of Directors of The Timken Company from 2005 until 2014. Mr. Timken was President of The Timken Company’s steel business from 2004 to 2005, Corporate Vice President from 2000 to 2003, and he held key leadership positions in The Timken Company’s European and Latin American businesses from 1992 to 2000. Prior to joining The Timken Company, Mr. Timken opened and managed the Washington, D.C. office of McGough & Associates, a Columbus, Ohio-based government affairs consulting firm.
Christopher J. Holding is Executive Vice President and Chief Financial Officer. From 2010 to the spinoff, he served as The Timken Company’s Senior Vice President of Tax and Treasury. Other Timken Company positions included Controller of the Process Industries segment, Industrial Controller and Operations Controller. Mr. Holding earned his bachelor’s and master’s degrees from the University of Cincinnati and is a certified public accountant.
Frank A. DiPiero is Executive Vice President, General Counsel and Secretary. Mr. DiPiero joined The Timken Company in 2014. Previously, Mr. DiPiero was Associate General Counsel, UTC Aerospace Systems of United Technologies Corporation, a provider of technology products and services to the global aerospace and building systems industries; Vice President, Corporate Secretary and Segment Counsel, Electronic Systems of Goodrich Corporation; and Segment Counsel, Actuation and Landing Systems of Goodrich Corporation. Mr. DiPiero earned his bachelor’s degree from Youngstown State University and a J.D. from The University of Toledo College of Law.
Thomas D. Moline is Executive Vice President of Commercial Operations. Prior to assuming his current role in 2017, Mr. Moline served as Executive Vice President of Manufacturing, where he led steel plant operations and a five-year capital investment project that positioned the Company for significant growth. Since joining The Timken Company in 1984, Mr. Moline held a variety of leadership positions, including as an engineer on the team that built the Faircrest Steel Plant. He earned his bachelor’s degree in manufacturing engineering from Miami University in Ohio.
William P. Bryan is Executive Vice President of Manufacturing, Supply Chain and Information Technology. Mr. Bryan also leads the TSB Metal Recycling and the TimkenSteel Material Services subsidiaries. In 2017, he assumed responsibility for manufacturing operations in addition to his existing role as Executive Vice President, Supply Chain and Information Technology. Since joining The Timken Company in 1977, Mr. Bryan served in various positions related to supply chain, economics and information technology in both the U.S. and Europe. He holds bachelor's and master's degrees in business administration from Kent State University. Mr. Bryan also completed the Executive Development for Global Excellence (EDGE) program at the University of Virginia's Darden School of Business.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Stock Prices and Cash Dividends Per Share:
Our common shares are traded on the New York Stock Exchange (NYSE) under the symbol “TMST.” The estimated number of record holders of our common shares at December 31, 2017 was 3,885.
The following table provides information about the high and low closing sales prices for our common shares and dividends declared for each quarter for the years ended December 31, 2017 and 2016, respectively.

	2017			2016
	Stock Prices		Dividend	Stock prices		Dividend
	High	Low	per share	High	Low	per share
First quarter	$22.84	$14.43	$—	$10.05	$3.99	$—
Second quarter	$20.02	$12.88	$—	$13.39	$8.48	$—
Third quarter	$16.83	$13.76	$—	$11.90	$8.48	$—
Fourth quarter	$18.45	$12.83	$—	$18.08	$9.52	$—
Our Credit Agreement and our Amended Credit Agreement each place certain limitations on the payment of cash dividends. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.
Issuer Purchases of Common Shares:
Our Credit Agreement and our Amended Credit Agreement each place certain limitations on our ability to purchase our common shares. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

Securities Authorized for Issuance Under Equity Compensation Plans:
The following table sets forth certain information as of December 31, 2017, regarding the only equity compensation plan maintained by us on that date, the TimkenSteel Corporation Amended and Restated 2014 Equity and Incentive Compensation Plan (the Equity Plan).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity reflected in column (a) (3) compensation plans (excluding securities)
Equity compensation plans approved by security holders(4)	3,086,769	$22.03	5,125,539

Equity compensation plans not approved by security holders	—	—	—
Total	3,086,769	$22.03	5,125,539
(1) The amount shown in column (a) includes the following: nonqualified stock options - 2,338,355; deferred shares - 118,850; performance-based restricted stock units - 112,719; and time-based restricted stock units - 516,845 (which includes 284,115 cliff-vested restricted stock units).
(2)  The weighted average exercise price in column (b) includes nonqualified stock options only.
(3)  The amount shown in column (c) represents common shares remaining available under the Equity Plan, under which the Compensation Committee is authorized to make awards of option rights, appreciation rights, restricted shares, restricted stock units, deferred shares, performance shares, performance units and cash incentive awards. Awards may be credited with dividend equivalents payable in the form of common shares. Under the Equity Plan, for any award that is not an option right or a stock appreciation right, 2.46 common shares for awards granted before April 28, 2016 and 2.50 common shares for awards granted on or after April 28, 2016, are subtracted from the maximum number of common shares available under the plan for every common share issued under the award. For awards of option rights and stock appreciation rights, however, only one common share is subtracted from the maximum number of common shares available under the plan for every common share granted.
(4) The Company also maintains the Director Deferred Compensation Plan pursuant to which non-employee Directors may defer receipt of common shares authorized for issuance under the Equity Plan. The table does not include separate information about this plan because it merely provides for the deferral, rather than the issuance, of common shares.

Performance Graph:
The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s (S&P) MidCap 400 Index and S&P Steel Group Index, assuming $100 was invested and that cash dividends were reinvested for the period from July 1, 2014 through December 31, 2017.

Date	TimkenSteel Corporation	S&P MidCap 400 Index	S&P 500 Steel Index
July 1, 2014	$100.00	$100.00	$100.00
September 30, 2014	$120.95	$96.02	$104.20
December 31, 2014	$96.71	$102.11	$95.49
March 31, 2015	$69.46	$107.54	$91.25
June 30, 2015	$71.13	$106.40	$86.54
September 30, 2015	$26.92	$97.36	$74.31
December 31, 2015	$22.29	$99.89	$80.49
March 31, 2016	$24.21	$103.67	$95.22
June 30, 2016	$25.59	$107.81	$100.25
September 30, 2016	$27.80	$112.28	$101.09
December 31, 2016	$41.18	$120.61	$122.43
March 31, 2017	$46.80	$118.99	$119.73
June 30, 2017	$38.04	$120.86	$122.81
September 30, 2017	$40.83	$124.27	$127.67
December 31, 2017	$37.59	$131.51	$135.49
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA
The periods prior to the separation from The Timken Company include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. The selected financial data in the table below for periods prior to the separation may not be indicative of what they would have been had we actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of our future results of operations, financial position and cash flows.

	Year Ended December 31,
(dollars and shares in millions, except per share data)	2017	2016(2)	2015(2)	2014	2013
Statement of Operations Data:
Net sales	$1,329.2	$869.5	$1,106.2	$1,674.2	$1,380.9
Net (loss) income	(43.8)	(105.5)	(45.0)	46.1	89.5
(Loss) earnings per share(1):
Basic	($0.99)	($2.39)	($1.01)	$1.01	$1.96
Diluted	($0.99)	($2.39)	($1.01)	$1.00	$1.94
Cash dividends declared per share	$—	$—	$0.42	$0.28	$—
Weighted average shares outstanding, diluted	44.4	44.2	44.5	46.0	46.2
Balance Sheet Data:
Total assets	$1,156.6	$1,069.9	$1,142.5	$1,366.9	$1,078.8
Long-term debt	165.3	136.6	200.2	185.2	30.2
Total shareholders’ equity	560.7	597.4	682.0	749.8	800.8
Other Data:
Book value per share(3)	$12.63	$13.52	$15.33	$16.30	$17.33
(1) See Note 9 - Earnings Per Share in the Notes to the Consolidated Financial Statements for additional information.
(2) Amounts reflect the adoption of Accounting Standard Update (ASU) 2017-07 “Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” See Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.
(3) Book value per share is calculated by dividing total shareholders’ equity (as of the period end) by the weighted average shares outstanding, diluted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Business Overview
TimkenSteel Corporation (we, us, our, the Company or TimkenSteel) was incorporated in Ohio on October 24, 2013, and became an independent, publicly traded company as the result of a spinoff from The Timken Company on June 30, 2014.
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-add solutions such as precision steel components, and billets. In addition, we supply machining and thermal treatment services and manage raw material recycling programs, which are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; OCTG; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
Based on our knowledge of the steel industry, we believe we are the only focused SBQ steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among North American steel producers. In addition, we are the only steel manufacturer able to produce rolled SBQ steel large bars up to 16-inches in diameter. SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create custom steel products. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains. We believe our unique operating model and production assets give us a competitive advantage in our industry.
The SBQ bars, tubes, and billets production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets, we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, TX), Tryon Peak (Columbus, NC), and St. Clair (Eaton, OH). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.
Effective January 1, 2016, we eliminated our segment reporting as a result of organizational changes made in the second half of 2015, to reflect the integrated nature of our business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, we centralized our customer-facing activities under one leadership role and eliminated the former two segment operating structure. Since that change, we are organized in a centralized manner based on functionality. As a result, we conduct our business activities and report financial results as one business segment.
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

A Year in Review - Highlights and Accomplishments in 2017

•	We celebrated 100 years of making steel in Canton, OH.

•	We achieved top quartile safety performance.

•	Our Harrison and Faircrest Steel plants were recognized by the WorldSteel Organization as top 10 best plants in the world for lowest greenhouse gases emissions.

•	We had record-breaking labor productivity and improved shipped tons by 54%.

•	We had record low customer claims in 2017.

•	We introduced our new Endurance family of steels, including three new, patent-pending, ultra-high-strength and high-toughness grades.

•	We received the American Petroleum Institute Q1 certification, which will allow us to better serve customers in the oil and gas industry.

•	We received the American Iron and Steel Institute’s (AISI) Finalist Award for technical expertise relating to our jumbo bloom vertical caster.

•	On December 1, 2017 members of the United Steel Workers (USW) Local 1123 ratified a new four-year collective bargaining agreement with the Company.
Capital Investments
Our recent capital investments are expected to significantly strengthen our position as a leader in providing differentiated solutions for the energy, industrial and automotive market sectors, while enhancing our operational performance and customer service capabilities.
In the fourth quarter of 2017, we launched our new advanced quench-and-temper heat-treat line. The approximately $40 million investment performs quench-and-temper heat-treat operations and has the capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. This equipment is located in a separate facility in Perry Township, Ohio on the site of our Gambrinus Steel Plant, and is one of our larger thermal treatment facilities. This new equipment allows us to meet stringent industry requirements regardless of the order size, resulting in better service for our customers.
Markets We Serve
We sell products and services that are used in a diverse range of demanding applications around the world. Our customer base is diverse and includes companies in the following market sectors: oil and gas; OCTG; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation. In 2017, sales to one customer accounted for approximately 10% of our total sales. We do not believe the loss of this customer would have a material adverse effect on the Company.
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
We value approximately 65% of our inventory utilizing the LIFO inventory valuation method. Changes in the cost of raw materials and production activities are recognized in cost of products sold in the current period even though these materials and other costs may have been incurred in different periods at significantly different values due to the length of time of our production cycle. In periods of rising inventories and deflating raw material prices, the likely result will be a positive impact to net income. Conversely, in periods of rising inventories and increasing raw materials prices, the likely result will be a negative impact to net income.
Results of Operations
Net Sales
The charts below present net sales and shipments for the years 2017, 2016, and 2015.
Net sales for the year ended December 31, 2017 were $1,329 million, an increase of $459 million or 53% compared to the year ended December 31, 2016. Excluding surcharges, net sales increased $262 million, or 34%. The increase was due to higher volumes of $441 million, offset by price/mix of approximately $179 million. For the year ended December 31, 2017, ship tons increased by 403 thousand tons, or 54% compared to the year ended December 31, 2016, due primarily to market penetration, end-market demand recovery and sales initiatives, including 211 thousand tons of new billet business to the tube manufacturers supplying the OCTG market.
Net sales for the year ended December 31, 2016 were $870 million, a decrease of $237 million, or 21%, compared to the year ended December 31, 2015. Excluding surcharges, net sales decreased $167 million, or 18%. The decrease was primarily due to a decline of 74% in ship tons in the energy end market and a decline of 15% in ship tons in the industrial end market. Lower ship tons in the energy end market were primarily driven by lower customer demand from a decrease of 47% in the U.S rig count in 2016 compared to 2015.
Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material costs being over- or under-recovered in certain periods.

Gross Profit
The year ended December 31, 2016, reflects the adoption of Accounting Standard Update (ASU) 2017-07 “Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” See Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.
Gross profit for the year ended December 31, 2017 increased $40 million, or 143%, compared to the year ended December 31, 2016. The increase was driven primarily by higher volumes as a result of the new billet business, increased market penetration and end-market demand recovery, offset by a shift in product mix and price pressure. Higher volumes also improved both melt utilization and operating cost leverage, which contributed to favorable year-over-year manufacturing efficiencies. For the year ended December 31, 2017, melt utilization was 73%, compared to 46% for the same period in 2016. The favorable raw material spread was driven largely by improved No.1 Busheling Index and and higher shipments.

The years ended December 31, 2016 and 2015, reflects the adoption of Accounting Standard Update (ASU) 2017-07 “Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” See Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.
Gross profit for the year ended December 31, 2016 increased $13 million, or 90%, compared to the year ended December 31, 2015. The increase was driven primarily by increased manufacturing efficiency and favorable raw material spread, offset by lower volume, price/mix, and higher LIFO expense. The favorable raw material spread was driven by the difference between cost when purchased and the surcharge recovery at the time of sale. Weakness in commodity markets, declining rig counts and high inventory levels in the distribution supply chain resulted in lower customer demand and therefore lower ship tons and production volumes.

Selling, General and Administrative Expenses
The years ended December 31, 2016 and 2015, reflects the adoption of Accounting Standard Update (ASU) 2017-07 “Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” See Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.
Selling, general and administrative (SG&A) expense for the year ended December 31, 2017 was similar to the year ended December 31, 2016.
SG&A expense for the year ended December 31, 2016 decreased approximately $18 million, or 16%, compared to the year ended December 31, 2015, due primarily to $15 million of realized savings from cost reduction initiatives.
Impairment and Restructuring Charges
As the result of the discontinued use of certain assets, we recorded an impairment charge of $0.7 million for the year ended December 31, 2017 and $0.9 million for the year ended December 31, 2015. There were no impairment charges for the year ended December 31, 2016.
During 2015, we approved and implemented a cost reduction plan that resulted in the reduction of our salaried and hourly headcount. As a result, we recognized restructuring charges consisting of severance, benefits and other associated expenses of $0.3 million and $5.6 million for the years ended December 31, 2016 and 2015, respectively. There were no restructuring charges for the year ended December 31, 2017. Refer to Note 14 - Restructuring Charges in the Notes to the Consolidated Financial Statements for details.

Interest Expense
Interest expense for the year ended December 31, 2017 was $15 million, an increase of $4 million compared to $11 million interest expense for the year ended December 31, 2016, due primarily to twelve months of interest expense in the year ended December 31, 2017 compared to seven months of interest expense in the year ended December 31, 2016, associated with the issuance of the Convertible Notes in May 2016.

	Years Ended December 31,
	2017	2016	$ Change
Cash interest paid	$10	$8	$2
Accrued interest	1	1	—
Amortization of convertible notes discount and deferred financing	4	2	2
Total Interest Expense	$15	$11	$4
Interest expense for the year ended December 31, 2016 of $11 million was an increase of $8 million, compared to $3 million interest expense for the year ended December 31, 2015. The increase was due primarily to interest expense associated with the issuance of the Convertible Notes in May 2016. Refer to Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.

	Years Ended December 31,
	2016	2015	$ Change
Cash interest paid	$8	$3	$5
Accrued interest	1	—	1
Amortization of convertible notes discount and deferred financing	2	—	2
Total Interest Expense	$11	$3	$8
Other Income (Expense), net

	Years Ended December 31,
	2017	2016 (1)	$ Change
Non-service components of benefit cost	$20	$13	$7
Loss from remeasurement of benefit plans	(24)	(80)	56
Other	—	(1)	1
Other income (expense), net	($4)	($68)	$64

	Years Ended December 31,
	2016 (1)	2015 (1)	$ Change
Non-service components of benefit cost	$13	$28	($15)
(Loss) gain from remeasurement of benefit plans	(80)	6	(86)
Other	(1)	(3)	2
Other income (expense), net	($68)	$31	($99)
(1) Reflects the adoption of Accounting Standard Update (ASU) 2017-07 “Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” See Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.
Other income (expense), net was expense of $4 million for the year ended December 31, 2017 compared to expense of $68 million for the year ended December 31, 2016, and income of $31 million for the year ended December 31, 2015. The variance is primarily due to the change in the (loss) gain from remeasurement of benefit plans. See Note 8 - Retirement and Postretirement Plans in the Notes to Consolidated Financial Statements for additional information.

Provision (Benefit) for Income Taxes

	Years Ended December 31,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$2	($37)	$39	105%
Effective tax rate	(4)%	26%	NM	(3,000	) bps

	Years Ended December 31,
	2016	2015	$ Change	% Change
Benefit for income taxes	($37)	($27)	($10)	37%
Effective tax rate	26%	37%	NM	(1,150) bps
Operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, we assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not we would not realize a portion of our U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and remained in a valuation allowance position in 2017. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.
The increase in the effective tax rate for the year ended December 31, 2017 compared to the same period in 2016 is primarily due to a discrete charge of approximately $1.0 million recorded in 2017. The decrease in the effective tax rate in the year ended December 31, 2016 compared to the same period in 2015 is due primarily to valuation allowances recorded in 2016 against our deferred tax assets. Refer to Note 12 - Income Tax Provision in the Notes to Consolidated Financial Statements for additional discussion.
On December 22, 2017, the Tax Cut and Jobs Act (the Act) was signed into law, which enacts significant changes to U.S. tax and related laws. We are currently evaluating the impact the Act will have on our financial condition and results of operations. At this time, we do not anticipate a significant reduction in our effective income tax rate or our net deferred federal income tax assets as a result of the income tax rate reduction, as we expect to be in a valuation allowance in 2018. The Company estimates, based on currently available information, that the enactment of the tax legislation will not result in any one-time (net of any required repatriation taxes) non-cash tax impact in the fourth quarter of 2017, primarily because the Company is in a valuation allowance position.
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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	2017
	Mobile	Industrial	Energy	Other	Total
Tons	428.1	413.4	97.0	211.7	1,150.2

Net Sales	$528.6	$486.4	$141.7	$172.5	$1,329.2
Less: Surcharges	105.1	106.6	23.5	56.1	291.3
Base Sales	$423.5	$379.8	$118.2	$116.4	$1,037.9

Net Sales / Ton	$1,235	$1,177	$1,461	$815	$1,156
Base Sales / Ton	$989	$919	$1,219	$550	$902

	2016
	Mobile	Industrial	Energy	Other	Total
Tons	413.0	284.3	23.5	25.9	746.7

Net Sales	$475.4	$323.7	$35.7	$34.7	$869.5
Less: Surcharges	50.3	35.9	3.2	4.3	93.7
Base Sales	$425.1	$287.8	$32.5	$30.4	$775.8

Net Sales / Ton	$1,151	$1,139	$1,519	$1,340	$1,164
Base Sales / Ton	$1,029	$1,012	$1,383	$1,174	$1,039

	2015
	Mobile	Industrial	Energy	Other	Total
Tons	417.2	328.9	91.0	—	837.1

Net Sales	$504.4	$437.8	$144.6	$19.4	$1,106.2
Less: Surcharges	67.0	72.3	24.4	—	163.7
Base Sales	$437.4	$365.5	$120.2	$19.4	$942.5

Net Sales / Ton	$1,209	$1,331	$1,589	N/A	$1,321
Base Sales / Ton	$1,048	$1,111	$1,321	N/A	$1,126

THE BALANCE SHEET
The following discussion is a comparison of the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016:

Current Assets	December 31, 2017	December 31, 2016
Cash and cash equivalents	$25	$26
Accounts receivable, net	150	92
Inventories, net	224	164
Deferred charges and prepaid expenses	4	3
Other current assets	8	6
Total Current Assets	$411	$291
Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivable, net increased $58 million as of December 31, 2017 compared to December 31, 2016, due to an increase in net sales of $127 million in the fourth quarter of 2017 compared to the fourth quarter of 2016. Inventories, net increased approximately $60 million as of December 31, 2017 compared to December 31, 2016, primarily due to increased costs and an inventory build in support of anticipated sales volumes.

Property, Plant and Equipment	December 31, 2017	December 31, 2016
Property, plant and equipment, net	$707	$742
Property, plant and equipment, net decreased approximately $35 million as of December 31, 2017 compared to December 31, 2016. The decrease was primarily due to depreciation expense of approximately $68 million, partially offset by capital expenditures of approximately $36 million (including $3 million of non-cash capital expenditures) during the year ended December 31, 2017.

Other Assets	December 31, 2017	December 31, 2016
Pension assets	$15	$6
Intangible assets, net	20	25
Other non-current assets	5	6
Total Other Assets	$40	$37
Pension assets increased approximately $8 million as of December 31, 2017 compared to December 31, 2016, primarily driven by the net increase in the fair value of plan assets included in the Company’s U.K. pension plan. Intangible assets, net decreased approximately $5 million as of December 31, 2017 compared to December 31, 2016, primarily due to amortization expense of $7 million recognized in the year ended December 31, 2017.

Liabilities and Shareholders’ Equity	December 31, 2017	December 31, 2016
Current liabilities	$207	$131
Convertible notes, net	70	66
Other long-term debt	95	70
Accrued pension and postretirement costs - long-term	211	192
Other non-current liabilities	13	13
Total shareholders’ equity	561	597
Total Liabilities and Shareholders’ Equity	$1,157	$1,069

Current liabilities increased approximately $76 million as of December 31, 2017 compared to December 31, 2016, primarily due to an increase in accounts payable of approximately $48 million from increased inventory levels, and higher compensation-related accruals.
See Note 6 - Financing Arrangements in the Notes to Consolidated Financial Statements for a discussion of the Convertible Notes.
Other long-term debt increased due to borrowings of $25 million on the Credit Agreement primarily to fund working capital.
Accrued pension and postretirement costs as of December 31, 2017 increased $19 million as compared to December 31, 2016, primarily from the remeasurement of benefit obligations and plan assets due to the change in discount rate. Refer to Note 8 - Retirement and Postretirement Plans in the Notes to Consolidated Financial Statements.
See Note 12 - Income Tax Provision in the Notes to Consolidated Financial Statements for details regarding the change in deferred income taxes.
Refer to the Consolidated Statements of Shareholders’ Equity for details regarding the decrease in total shareholder’s equity.
LIQUIDITY AND CAPITAL RESOURCES
Convertible Notes
In May 2016, we issued $75.0 million aggregate principal amount of Convertible Notes, plus an additional $11.3 million principal amount to cover over-allotments. The Convertible Notes bear cash interest at a rate of 6.0% per year, payable semiannually on June 1 and December 1, beginning on December 1, 2016. The Convertible Notes will mature on June 1, 2021, unless earlier repurchased or converted. The net proceeds received from the offering were $83.2 million, after deducting the initial underwriters’ discount and fees and paying the offering expenses. We used the net proceeds to repay a portion of the amounts outstanding under our Credit Agreement.

Credit Agreement
On December 21, 2015, we amended and restated our existing revolving credit facility, effectively converting it from a cash flow-based facility to an asset-based facility in order to eliminate various financial covenants that are customary in cash flow-based facilities, including the interest coverage ratio covenant.

On February 26, 2016, we entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement dated as of December 21, 2015 (as amended, the Credit Agreement) in order to provide more flexibility with respect to the amount and form of financing we could obtain to enhance our liquidity.
Pursuant to the Amendment, we also reduced the size of the revolving credit facility from $300 million to $265 million given that, in the near-term, it was unlikely we would have a borrowing base sufficient to support such availability. The Credit Agreement also includes a block on availability equal to the greater of $28.9 million or 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments, the block on availability will be equal to the greater of $20.0 million or 12.5% of the aggregate commitments), effectively reducing our borrowing base by the availability block. Refer to Note 6 - Financing Arrangements in the Notes to the Consolidated Financial Statements and the Covenant Compliance section within Management’s Discussion and Analysis for details on the Credit Agreement covenants.

The Credit Agreement has a term of five years through June 30, 2019. The following represents a summary of key liquidity measures as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$24.5	$25.6

Credit Agreement:
Maximum availability	$265.0	$194.4
Amount borrowed	65.0	40.0
Letter of credit obligations	2.6	1.6
Availability not borrowed	197.4	152.8
Availability block	33.1	33.1
Net availability	$164.3	$119.7

Total liquidity	$188.8	$145.3

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Credit Agreement. We currently expect that our cash and cash equivalents on hand, expected cash flows from operations and borrowings available under the Credit Agreement will be sufficient to meet liquidity needs; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include growing market demand and maintaining the benefits to our operating results and cash flows driven by the restructuring and cost reduction activities taken during 2015 that streamlined our organizational structure, lowered operating costs and increased liquidity.
As of December 31, 2017, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2018 operating plan and our long-range plan, we believe that our cash balance as of December 31, 2017 of $25 million, projected cash generated from operations, and borrowings available under the Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through June 30, 2019, the maturity date of our Credit Agreement.
To the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, and cash on hand or credit availability is insufficient, we would seek additional financing to provide additional liquidity. We regularly evaluate our potential access to the equity and debt capital markets as sources of liquidity and we believe additional financing would likely be available if necessary, although we can make no assurance as to the form or terms of any such financing. We would also consider additional cost reductions and further reductions of capital expenditures. Regardless, we will continue to evaluate additional financing or may seek to refinance outstanding borrowings under the Amended Credit Agreement to provide us with additional flexibility and liquidity. Any additional financing beyond that incurred to refinance existing debt would increase our overall debt and could increase interest expense. For additional discussion regarding risk factors related to our business and our debt, see Risk Factors in this Annual Report on Form 10-K.
For additional details regarding the Credit Agreement and the Convertible Notes, please refer to Note 6 - Financing Arrangements in the Notes to Consolidated Financial Statements.
On January 26, 2018, we entered into the Amended Credit Agreement, which amends and restates the Company’s existing Credit Agreement. The Amended Credit Agreement, which matures on January 26, 2023, provides for a $300.0 million asset-based revolving credit facility, including a $15.0 million sublimit for the issuance of commercial and standby letters of credit, and a $30.0 million sublimit for swingline loans. For additional details regarding the Amended Credit Agreement, please refer to Note 16 - Subsequent Events in the Notes to the Consolidated Financial Statements.

Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2017, 2016 and 2015 For additional details, please see the Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K.

Cash Flows	Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$8.1	$74.4	$107.1
Net cash used by investing activities	(33.0)	(42.7)	(77.8)
Net cash provided (used) by financing activities	23.8	(48.5)	(21.4)
(Decrease) Increase in Cash and Cash Equivalents	($1.1)	($16.8)	$7.9
Operating activities
Net cash provided by operating activities for the years ended December 31, 2017 and 2016 was $8 million and $74 million, respectively. The $66 million decrease was driven primarily by an increase in working capital to support increased sales volume and manufacturing operations.
Net Cash provided by operating activities for the years ended December 31, 2016 and 2015 was $74 million and $107 million, respectively. The $33 million decrease was primarily due to the effect of managing working capital to volume.
Investing activities
Net cash used by investing activities for the years ended December 31, 2017 and 2016 was approximately $36 million (including $3 million in non-cash capital expenditures) and $43 million, respectively. Cash used for investing activities primarily relates to maintaining capital investments in our production processes. Capital spending in 2017 decreased approximately $7 million due to lower spending compared to the year ended December 31, 2016, as a result of targeted strategic capital allocations.
Our business sometimes requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our construction in progress balance of $30 million as of December 31, 2017 includes: (a) $12 million relating to growth initiatives (e.g. new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $18 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. In the next one to three years, we expect to incur approximately $28 million of additional costs (made up of approximately $20 million relating to additional growth initiatives and approximately $8 million related to continuous improvement) to complete other remaining projects.
Financing activities
Net cash provided by financing activities for the years ended December 31, 2017 was approximately $24 million compared to net cash used by financing activities of approximately $49 million for the year ended December 31, 2016. The change was mainly due to net borrowings of $25.0 million on the Credit Agreement during the year ended December 31, 2017 compared to repayments of $130 million on the Credit Agreement, partially offset by the proceeds of $86.3 million from the issuance of the Convertible Notes during the year ended December 31, 2016.
Net cash used by financing activities for the year ended December 31, 2016 was $48.5 million compared to $21.4 million for the same period in 2015. The change was due primarily to a $130 million repayment on the Credit Agreement in 2016, partially from the proceeds of $86.3 million from the issuance of the Convertible Notes.
Covenant Compliance
Under the Credit Agreement, we are required to comply with certain customary covenants, including covenants that limit our ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of our business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures we may make to $45 million in fiscal year 2016 and $50 million in fiscal years thereafter and (ii) required the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. The fixed charge coverage ratio is the ratio of EBITDA to fixed charges. Fixed charges include, among other things, cash interest, scheduled principal payments, cash taxes, dividends, capital expenditures, and capital lease obligation payments. As of December 31, 2017, we were in compliance with the covenants of the Credit Agreement.
As stated above, on January 26, 2018, we entered into the Amended Credit Agreement, which amends and restates the Company’s existing Credit Agreement. For additional details regarding the covenants in the Amended Credit Agreement, please refer to Note 16 - Subsequent Events in the Notes to the Consolidated Financial Statements.
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
For additional discussion regarding risk factors related to our business and our debt, see Risk Factors in this Annual Report on Form 10-K.
Dividends and Share Repurchases
On November 13, 2015, our Board of Directors suspended the cash dividend as we continued to manage through a challenging market environment. Our Board of Directors will review dividend considerations as business conditions improve.
On August 6, 2014, our Board of Directors approved a share repurchase plan pursuant to which we were authorized to repurchase up to three million of our outstanding common shares in the aggregate. This share repurchase plan expired on December 31, 2016. From inception of this program through December 31, 2016, $45.8 million was used to repurchase 1,540,093 shares under the share repurchase plan.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible notes and other long-term debt	$181.5	$—	$65.0	$86.3	$30.2
Interest payments	27.7	8.9	13.1	3.1	2.6
Operating leases	16.6	6.7	4.5	3.5	1.9
Purchase commitments	72.2	32.0	16.8	4.4	19.0
Retirement benefits	39.3	12.8	6.6	9.7	10.2
Total	$337.3	$60.4	$106.0	$107.0	$63.9
The caption Convertible notes and other long-term debt includes the outstanding Convertible Notes principle balance of $86.3 million, the Credit Agreement of $65 million, and Revenue Refunding Bonds of $30.2 million. Interest payments include interest on the Convertible Notes and estimated interest payments on variable rate debt computed using the assumption that the interest rate at December 31, 2017 is in effect for the remaining term of the variable rate debt. Actual interest could vary. See Item 7A - Quantitative and Qualitative Disclosures about Market Risk for further discussion.
Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding on us. Included in purchase commitments are certain obligations related to capital commitments, service agreements and energy consumed in our production process. These purchase commitments do not represent our entire anticipated purchases in the future, but represent only those items for which we are presently contractually obligated. The majority of our products and services are purchased as needed, with no advance commitment. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Retirement benefits are paid from plan assets and our operating cash flow. The table above depicts the expected pension and other postretirement benefit payments to be paid by us in 2018 and our expected benefit payments over the next years related to our non-qualified pension plan. Refer to Note 8 - Retirement and Postretirement Plans in the Notes to the Consolidated Financial Statements for further information related to the total pension and other postretirement benefit plans and expected benefit payments.

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
New Accounting Guidance
See Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when title passes to the customer. This occurs at the shipping point except for goods sold by certain of our foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of products sold in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.
Inventory
Inventories are valued at the lower of cost or market, with approximately 65% valued by the LIFO method and the remaining inventories, including manufacturing supplies inventory and international (outside the U.S.) inventories, valued by the first-in, first-out, average cost or specific identification methods. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as the annual results are subject to the final year-end LIFO inventory valuation. We recognized an increase of $12.5 million in 2017 and a decrease of $5.0 million in 2016, in our LIFO reserve.
We record reserves for product inventory that is identified to be surplus and/or obsolete based on future requirements. As of December 31, 2017 and 2016, our reserve for surplus and obsolete inventory was $7.8 million and $8.1 million, respectively.
Long-lived Asset Impairment
Long-lived assets (including tangible assets and intangible assets subject to amortization) are reviewed for impairment when events or changes in circumstances have occurred indicating the carrying value of the assets may not be recoverable.
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
As the result of the discontinued use of certain assets, we recorded an impairment charge of $0.7 million for the year ended December 31, 2017, and $0.9 million for the year ended December 31, 2015. There were no impairment charges for the year ended December 31, 2016

Income Taxes
We are subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, and we account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We record valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Net deferred tax assets relate primarily to net operating losses and pension and other postretirement benefit obligations in the U.S., which we believe are more likely than not to result in future tax benefits. As of December 31, 2017, we have recorded a valuation allowance on our net deferred tax assets in the U.S., as we do not believe it is more likely than not that a portion of our U.S. deferred tax assets will be realized.
In the ordinary course of our business, there are many transactions and calculations regarding which the ultimate income tax determination is uncertain. We are regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC 740. We record interest and penalties related to uncertain tax positions as a component of income tax expense.
Benefit Plans
We recognize an overfunded status or underfunded status (i.e., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. We recognize actuarial gains and losses immediately through net periodic benefit cost in the Statement of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. In addition, the Company uses fair value to account for the market-related value of plan assets.
As of December 31, 2016, our projected benefit obligations related to our pension and other postretirement benefit plans were $1,282.1 million and $216.2 million, respectively, and the underfunded status of our pension and other postretirement benefit obligations were $95.5 million and $112.2 million, respectively. These benefit obligations were valued using a weighted average discount rate of 3.68% and 3.66% for pension and other postretirement benefit plans, respectively. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans.
For the year ended December 31, 2017, net periodic pension benefit cost was $9.6 million, and net periodic other postretirement benefit cost was $15.1 million. In 2017, net periodic pension and other postretirement benefit costs were calculated using a variety of assumptions, including a weighted average discount rate of 4.17% and 4.09%, respectively, and an expected return on plan assets of 6.46% and 5.00%, respectively. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon.
The net periodic benefit cost and benefit obligation are affected by applicable year-end assumptions. Sensitivities to these assumptions may be asymmetric and are specific to the time periods noted. The impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities. The sensitivity to changes in discount rate assumptions may not be linear. A sensitivity analysis of the projected incremental effect of a 0.25% increase (decrease), holding all other assumptions constant, is as follows:

	Hypothetical Rate
	Increase (decrease)
	0.25%	(0.25)%
Discount Rate
Net periodic benefit cost, prior to annual remeasurement gains or losses	$0.9	($0.9)
Benefit obligation	($40.7)	$42.8

Return on plan assets
Net periodic benefit cost, prior to annual remeasurement gains or losses	($2.9)	$2.9
Aggregate net periodic pension income and other postretirement benefit cost for 2018 is forecasted to be approximately $11 million and $5 million, respectively. This estimate is based on a weighted average discount rate of 3.68% for the pension benefit plans and 3.66% for the other postretirement benefit plans, as well as an expected return on assets of 6.45% for the pension benefit plans and 5.00% for the other postretirement benefit plans. Actual cost also is dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results.
Please refer to Note 8 - Retirement and Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for further information related to our pension and other postretirement benefit plans.
Other Loss Reserves
We have a number of loss exposures that are incurred in the ordinary course of business, such as environmental claims, product liability claims, product warranty claims, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.
FORWARD-LOOKING STATEMENTS
Certain statements set forth in this Annual Report on Form 10-K (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

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

•
the availability of financing and interest rates, which affect our cost of funds and/or ability to raise capital; our pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase our products or equipment that contain our products; and the amount of any dividend declared by our Board of Directors on our common shares;

•	The overall impact of mark-to-market accounting; and

•	Those items identified under the caption Risk Factors in this Annual Report on Form 10-K.
You are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results, and that the above list should not be considered to be a complete list. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of December 31, 2017, we have $165.3 million of aggregate debt outstanding, of which $95.2 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1 million annually, with a corresponding increase in loss before income taxes of the same amount.
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
Commodity Price Risk
In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys, natural gas and electricity. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing business. We utilize a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap, alloys and other raw materials, as well as natural gas. From time to time, we may use financial instruments to hedge a portion of our exposure to price risk related to natural gas and electricity purchases. In periods of stable demand for our products, the surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand and cost of raw materials is lower, however, the surcharge impacts sales prices to a lesser extent.

ITEM 8. FINANCIAL STATEMENT

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TimkenSteel Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TimkenSteel Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule included at Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Adoption of ASU No. 2017-07
As discussed in Note 2 - Significant Accounting Policies in the notes to the consolidated financial statements, the Company changed its method of accounting for the presentation of net periodic pension and postretirement benefit costs in 2017 due to the adoption of ASU 2017-07, Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditors since 2012.

Cleveland, Ohio
February 20, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TimkenSteel Corporation

Opinion on Internal Control over Financial Reporting

We have audited TimkenSteel Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TimkenSteel Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TimkenSteel Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule included at Item 15a, and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 20, 2018

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016 ADJUSTED	2015 ADJUSTED
(Dollars in millions, except per share data)
Net sales	$1,329.2	$869.5	$1,106.2
Cost of products sold	1,261.4	841.6	1,091.5
Gross Profit	67.8	27.9	14.7

Selling, general and administrative expenses	90.5	90.2	107.6
Impairment and restructuring charges	0.7	0.3	6.5
Operating Loss	(23.4)	(62.6)	(99.4)

Interest expense	14.8	11.4	3.4
Other income (expense) , net	(4.1)	(68.0)	31.1
Loss Before Income Taxes	(42.3)	(142.0)	(71.7)
Provision (benefit) for income taxes	1.5	(36.5)	(26.7)
Net Loss	($43.8)	($105.5)	($45.0)

Per Share Data:
Basic loss per share	($0.99)	($2.39)	($1.01)
Diluted loss per share	($0.99)	($2.39)	($1.01)

Dividends per share	$—	$—	$0.42
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)
Net Loss	($43.8)	($105.5)	($45.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.1	(2.0)	(1.1)
Pension and postretirement liability adjustments	0.7	0.5	1.0
Other comprehensive income (loss), net of tax	1.8	(1.5)	(0.1)
Comprehensive Loss, net of tax	($42.0)	($107.0)	($45.1)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2017	2016
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$24.5	$25.6
Accounts receivable, net of allowances (2017 - $1.4 million; 2016 - $2.1 million)	149.8	91.6
Inventories, net	224.0	164.2
Deferred charges and prepaid expenses	3.9	2.8
Other current assets	8.0	6.2
Total Current Assets	410.2	290.4

Property, Plant and Equipment, Net	706.7	741.9

Other Assets
Pension assets	14.6	6.2
Intangible assets, net	19.9	25.0
Other non-current assets	5.2	6.4
Total Other Assets	39.7	37.6
Total Assets	$1,156.6	$1,069.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$135.3	$87.0
Salaries, wages and benefits	32.4	20.3
Accrued pension and postretirement costs	11.5	3.0
Other current liabilities	27.6	20.4
Total Current Liabilities	206.8	130.7

Non-Current Liabilities
Convertible notes, net	70.1	66.4
Other long-term debt	95.2	70.2
Accrued pension and postretirement costs	210.8	192.1
Deferred income taxes	0.3	—
Other non-current liabilities	12.7	13.1
Total Non-Current Liabilities	389.1	341.8

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2017 and 2016 - 45.7 million shares	—	—
Additional paid-in capital	843.7	845.6
Retained deficit	(238.0)	(193.9)
Treasury shares - 2017 - 1.3 million; 2016 - 1.5 million	(37.4)	(44.9)
Accumulated other comprehensive loss	(7.6)	(9.4)
Total Shareholders’ Equity	560.7	597.4
Total Liabilities and Shareholders’ Equity	$1,156.6	$1,069.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Total		Additional Paid-in Capital		Retained Earnings (Deficit)		Treasury Shares		Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance as of December 31, 2014	$749.9		$821.3		($28.9)		($34.7)		($7.8)
Net loss	(45.0)		—		(45.0)		—		—
Pension and postretirement adjustment, net of tax	1.0		—		—		—		1.0
Foreign currency translation adjustments	(1.1)		—		—		—		(1.1)
Stock-based compensation expense	7.0		7.0		—		—		—
Dividends – $0.42 per share	(18.7)		—		(18.7)		—		—
Adjustments to net parent investment and additional paid-in capital	4.7		4.7		—		—		—
Stock option exercise activity	1.5		1.5		—		—		—
Purchase of treasury shares	(15.2)		—		—		(15.2)		—
Issuance of treasury shares	—		(5.7)		—		5.7		—
Shares surrendered for taxes	(2.1)		—		—		(2.1)		—
Balance as of December 31, 2015	$682.0	$—	$828.8	$—	($92.6)	$—	($46.3)	$—	($7.9)

Net loss	(105.5)		—		(105.5)				—
Pension and postretirement adjustment, net of tax	0.5		—		—		—		0.5
Foreign currency translation adjustments	(2.0)		—		—		—		(2.0)
Stock-based compensation expense	6.7		6.7		—		—		—
Issuance of treasury shares	—		(1.4)		—		1.4		—
Equity component of convertible notes, net	18.7		18.7		—		—		—
Deferred tax liability on convertible notes	(7.2)		(7.2)		—		—		—
Cumulative adjustment for adoption of ASU 2016-09	4.2		—		4.2		—		—
Balance as of December 31, 2016	$597.4	$—	$845.6	$—	($193.9)	$—	($44.9)	$—	($9.4)

Net loss	(43.8)		—		(43.8)		—		—
Pension and postretirement adjustment, net of tax	0.7		—		—		—		0.7
Foreign currency translation adjustments	1.1		—		—		—		1.1
Stock-based compensation expense	6.5		6.5		—		—		—
Stock option activity	0.2		0.2		—		—		—
Issuance of treasury shares	—		(8.6)		(0.3)		8.9		—
Shares surrendered for taxes	(1.4)		—		—		(1.4)		—
Balance as of December 31, 2017	$560.7	$—	$843.7	$—	($238.0)	$—	($37.4)	$—	($7.6)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net loss	($43.8)	($105.5)	($45.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74.9	74.9	73.4
Amortization of deferred financing fees and debt discount	4.0	2.9	0.3
Impairment charges and loss on sale or disposal of assets	1.6	1.2	1.9
Deferred income taxes	(0.3)	(36.8)	(25.6)
Stock-based compensation expense	6.5	6.7	7.0
Pension and postretirement expense, net	24.7	83.4	(15.5)
Pension and postretirement contributions and payments	(4.3)	(4.9)	(15.6)
Reimbursement from postretirement plan assets	—	13.3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(58.2)	(10.7)	86.2
Inventories, net	(59.8)	9.7	122.7
Accounts payable, trade	45.7	37.5	(70.7)
Other accrued expenses	18.3	(8.2)	(31.5)
Deferred charges and prepaid expenses	(0.5)	8.3	22.7
Other, net	(0.7)	2.6	(3.2)
Net Cash Provided by Operating Activities	8.1	74.4	107.1

Investing Activities
Capital expenditures	(33.0)	(42.7)	(78.2)
Proceeds from disposals of property, plant and equipment	—	—	0.4
Net Cash Used by Investing Activities	(33.0)	(42.7)	(77.8)

Financing Activities
Cash dividends paid to shareholders	—	—	(18.7)
Purchase of treasury shares	—	—	(15.2)
Proceeds from exercise of stock options	0.2	—	1.5
Shares surrendered for employee taxes on stock compensation	(1.4)	—	(2.1)
Credit agreement repayments	(5.0)	(130.0)	(50.0)
Credit agreement borrowings	30.0	—	65.0
Proceeds from issuance of convertible notes	—	86.3	—
Debt issuance costs	—	(4.8)	(1.4)
Net transfers to The Timken Company and affiliates	—	—	(0.5)
Net Cash Provided (Used) by Financing Activities	23.8	(48.5)	(21.4)
Effect of exchange rate changes on cash	—	—	—
(Decrease) Increase In Cash and Cash Equivalents	(1.1)	(16.8)	7.9
Cash and cash equivalents at beginning of period	25.6	42.4	34.5
Cash and Cash Equivalents at End of Period	$24.5	$25.6	$42.4
See accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(dollars in millions, except per share data)

Note 1 - Company and Basis of Presentation
TimkenSteel Corporation (the Company or TimkenSteel) manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. TimkenSteel’s portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-add solutions such as precision steel components, and billets. In addition, TimkenSteel supplies machining and thermal treatment services and we manage raw material recycling programs, which are used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods (OCTG); automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
The SBQ bars, tubes, and billets production processes take place at the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, TX), Tryon Peak (Columbus, NC), and St. Clair (Eaton, OH). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business of the Company, not any specific aspect of the business.
Effective January 1, 2016, TimkenSteel eliminated our segment reporting as a result of organizational changes made in the second half of 2015 to reflect the integrated nature of the Company’s business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, the Company centralized our customer-facing activities under one leadership role and eliminated the former two segment operating structure. Since that change, we are organized in a centralized manner based on functionality. As a result, TimkenSteel conducts its business activities and reports financial results as one business segment.
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
Note 2 - Significant Accounting Policies
Basis of Combination:
The Consolidated Financial Statements include the combined assets, liabilities, revenues and expenses related to TimkenSteel as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015. All significant intercompany accounts and transactions within TimkenSteel have been eliminated in the preparation of the Consolidated Financial Statements.
Use of Estimates:
The preparation of these Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.
Revenue Recognition:
TimkenSteel recognizes revenue when title passes to the customer, which includes related-party sales to The Timken Company and its subsidiaries for the periods prior to spinoff. This occurs at the shipping point except for goods sold by certain of the Company’s foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Operations.
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
Inventories, Net:
Inventories are valued at the lower of cost or market. The majority of TimkenSteel’s domestic inventories are valued by the last-in, first-out (LIFO) method. The remaining inventories, including manufacturing supplies inventory as well as international (outside the U.S.) inventories, are valued by the first-in, first-out (FIFO), average cost or specific identification methods. Reserves are established for product inventory that is identified to be surplus and/or obsolete based on future requirements.
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

As the result of the discontinued use of certain assets, TimkenSteel recorded an impairment charge of $0.7 million for the year ended December 31, 2017 and $0.9 million for the year ended December 31, 2015. No impairment charges were recorded for the year ended December 31, 2016.
Product Warranties:
TimkenSteel accrues liabilities for warranties based upon specific claim incidents in accordance with accounting rules relating to contingent liabilities. Should TimkenSteel become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. TimkenSteel had no significant warranty claims for the years ended December 31, 2017, 2016 and 2015.
Income Taxes:
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
Foreign Currency Translation:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations. TimkenSteel realized foreign currency exchange gain of $.3 million in 2017, and losses of $0.8 million in 2016 and $1.3 million in 2015.
Pension and Other Postretirement Benefits:
TimkenSteel recognizes an overfunded status or underfunded status (e.g., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. The Company recognizes actuarial gains and losses immediately through net periodic benefit cost in the Statement of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. In addition, the Company uses fair value to account for the market-related value of plan assets.
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
TimkenSteel early adopted ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the fourth quarter of 2016, with the effect recorded as of January 1, 2016. Under ASU 2016-09, TimkenSteel recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the consolidated statement of operations. The Company recorded an adjustment to beginning retained earnings of $4.2 million for previously unrecognized excess tax benefits. The excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate.
TimkenSteel’s additional paid in capital pool as of December 31, 2015 was not affected by ASU 2016-09, because those excess benefits have already been recognized in the financial statements, and the recognition of excess tax benefits and tax deficiencies in the income statement is prospective only in the fiscal year of adoption. As a result, there was not a reclassification between additional paid in capital and retained earnings in the fiscal years before adoption.
Research and Development:
Expenditures for TimkenSteel research and development amounted to $8.0 million for both years ended December 31, 2017 and 2016, and $8.6 million for the year ended December 31, 2015, and were recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. These expenditures may fluctuate from year to year depending on special projects and the needs of TimkenSteel and its customers.
Adoption of New Accounting Standards
The Company adopted the following ASUs during the year ended December 31, 2017. With the exception of ASU 2017-07, which is discussed below, the adoption of these standards did not have a material impact on the Consolidated Financial Statements or the related Notes to the Consolidated Financial Statements.

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

In the first quarter of 2017, the FASB issued and the Company early adopted ASU 2017-07, “Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).” This ASU requires entities to present non-service cost components of net periodic benefit cost in a caption below operating loss and provides that only service cost is eligible to be capitalized in inventory or construction of an asset. This ASU requires retrospective application of the change in the statement of operations and prospective application for the capitalization of service cost in assets. This ASU permits previously disclosed components of net periodic benefit costs as an estimation basis for applying the retrospective presentation as a practical expedient. Utilizing the practical expedient approach, based on amounts previously disclosed, the Company reclassified non-service components of net periodic benefit cost from cost of products sold and selling, general and administrative expenses, respectively, into other income (expense), net on the Consolidated Statements of Operations.

The following table reflects the changes applied retrospectively to cost of products sold, selling, general and administrative expenses and other income (expense), net, as a result of the adoption of ASU 2017-07 for the prior periods presented in the accompanying financial statements:

	2016			2015
	As Reported	Adjustments	Adjusted	As Reported	Adjustments	Adjusted
Cost of products sold	$896.6	($55.0)	$841.6	$1,060.0	$31.5	$1,091.5
Selling, general and administrative expenses	$101.5	($11.3)	$90.2	$105.1	$2.5	$107.6
Other income (expense), net	($1.7)	($66.3)	($68.0)	($2.9)	$34.0	$31.1

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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition and will supersede Topic 605, “Revenue Recognition,” and most industry-specific guidance. Under ASU 2014-09 and the subsequently issued amendments, the core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Additional disclosures will be required about the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. This standard is effective for reporting periods after December 15, 2017. TimkenSteel completed a review of its customer contracts and has determined that its revenue transactions will continue to be recognized at a point in time and, therefore, this standard does not materially impact the amount or timing of revenue recognized. The Company has adopted ASU 2014-09 as of January 1, 2018, using the modified retrospective approach, and has updated its accounting policies, systems and related internal controls.

Note 3 - Inventories
The components of inventories, net as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Inventories:
Manufacturing supplies	$36.3	$37.9
Raw materials	31.9	16.9
Work in process	137.8	85.8
Finished products	82.9	76.3
Gross inventory	288.9	216.9
Allowance for surplus and obsolete inventory	(7.8)	(8.1)
LIFO reserve	(57.1)	(44.6)
Total Inventories, net	$224.0	$164.2
Inventories are valued at the lower of cost or market, with approximately 65% valued by the LIFO method, and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories, valued by FIFO, average cost or specific identification methods.
TimkenSteel recognized an increase in its LIFO reserve of $12.5 million during 2017 and a decrease in its LIFO reserve of $5.0 million during 2016, recognized in cost of products sold. The increase in the LIFO reserve recognized during 2017 was due to higher manufacturing costs, higher scrap steel costs, and higher inventory quantities. The decrease in the LIFO reserve recognized during 2016 was due to lower product costs and lower inventory quantities.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of December 31, 2017 and 2016 , were as follows:

	December 31,
	2017	2016
Property, Plant and Equipment, net:
Land	$13.4	$13.3
Buildings and improvements	420.6	420.6
Machinery and equipment	1,387.4	1,352.0
Construction in progress	30.4	63.9
Subtotal	1,851.8	1,849.8
Less allowances for depreciation	(1,145.1)	(1,107.9)
Property, Plant and Equipment, net	$706.7	$741.9
Total depreciation expense was $68.3 million, $68.0 million and $67.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
TimkenSteel recorded capitalized interest related to construction projects of $0.6 million, $0.7 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As the result of the discontinued use of certain assets, TimkenSteel recorded an impairment charge of $0.7 million for the year ended December 31, 2017 and $0.9 million for the year ended December 31, 2015. No impairment charges were recorded for the year ended December 31, 2016.
Note 5 - Intangible Assets
The components of intangible assets, net as of December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.3	$4.1	$2.2	$6.3	$3.7	$2.6
Technology use	9.0	5.9	3.1	9.0	5.2	3.8
Capitalized software	59.1	44.5	14.6	58.9	40.3	18.6
Total Intangible Assets	$74.4	$54.5	$19.9	$74.2	$49.2	$25.0
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. The weighted average useful lives of the customer relationships, technology use and capitalized software are 15 years, 15 years and 6.5 years, respectively. The weighted average useful life of total intangible assets is 8.3 years.

Amortization expense for intangible assets for the years ended December 31, 2017, 2016 and 2015 was $6.6 million, $6.9 million and $6.2 million, respectively. Based upon the intangible assets subject to amortization as of December 31, 2017, TimkenSteel’s estimated annual amortization for the five succeeding years is shown below (in millions):

Year	Amortization Expense
2018	$5.5
2019	$4.4
2020	$3.2
2021	$2.3
2022	$2.0
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
Maturity Date:         June 1, 2021 unless repurchased or converted earlier
Interest Rate:         6.0% cash interest per year
Interest Payments Dates:     June 1 and December 1 of each year, beginning on December 1, 2016
Initial Conversion Price:    Approximately $12.58 per common share of the Company
Initial Conversion Rate:    79.5165 common shares per $1,000 principal amount of Notes
The net proceeds to the Company from the offering were $83.2 million, after deducting the initial underwriters’ discount and fees and the offering expenses payable by the Company. The Company used the net proceeds to repay a portion of the amounts outstanding under the Credit Agreement.
The components of the Convertible Notes as of December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(1.6)	(2.1)
Less: Debt discount, net of amortization	(14.6)	(17.8)
Convertible notes, net	$70.1	$66.4
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

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Year Ended December 31,
	2017	2016
Contractual interest expense	$5.2	$3.0
Amortization of debt issuance costs	0.5	0.2
Amortization of debt discount	3.2	1.7
Total	$8.9	$4.9
The fair value of the Convertible Notes was approximately $149.5 million as of December 31, 2017. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy, is based on the last price traded in December 2017.
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
Other Long-Term Debt
The components of other long-term debt as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.58% as of December 31, 2017)	$12.2	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.60% as of December 31, 2017)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (1.60% as of December 31, 2017)	8.5	8.5
Credit Agreement, due 2019 (LIBOR plus applicable spread)	65.0	40.0
Total Other Long-Term Debt	$95.2	$70.2
Credit Agreement
On February 26, 2016, the Company, as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into Amendment No. 1 to the Amended and Restated Credit Agreement (as amended by the Amendment, the Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

The Credit Agreement provides for a $265.0 million asset-based revolving credit facility, including a $13.3 million sublimit for the issuance of commercial and standby letters of credit, and a $26.5 million sublimit for swingline loans. The availability of borrowings is subject to a borrowing base calculation based upon a valuation of the eligible accounts receivable, inventory and machinery and equipment of TimkenSteel and the subsidiary guarantors, each multiplied by an applicable advance rate. The Credit Agreement includes a block on availability equal to the greater of $28.9 million or 12.5% of the aggregate commitments (except that in the event of a mandatory reduction in the commitments, the block on availability will be equal to the greater of $20.0 million or 12.5% of the aggregate commitments), effectively reducing the Company’s borrowing base by the availability block.
The Credit Agreement contains certain customary covenants, including covenants that limit TimkenSteel’s and its subsidiaries’ ability to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. Further, the Credit Agreement contains financial covenants that (i) limit the amount of capital expenditures TimkenSteel may make to $45.0 million in fiscal year 2016 and $50.0 million in fiscal years thereafter and (ii) required the Company to maintain a minimum specified fixed charge coverage ratio for the year-to-date periods beginning January 1, 2017 and ending June 30, 2017, July 31, 2017 and August 31, 2017. As of December 31, 2017, we were in compliance with all covenants.
Borrowings under the Credit Agreement bear interest based on the daily balance outstanding at LIBOR (with no rate floor), plus an applicable margin (varying from 3.00% to 3.50%) and an additional 0.75% on the machinery and equipment component or, in certain cases, an alternate base rate (based on certain lending institutions’ Prime Rate or as otherwise specified in the Credit Agreement, with no rate floor), plus an applicable margin (varying from 2.00% to 2.50%). The Credit Agreement also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin of 0.50%. The applicable margins are calculated quarterly and vary based on TimkenSteel’s average quarterly availability as set forth in the Credit Agreement. The interest rate under the Credit Agreement was 4.9% as of December 31, 2017. The amount available under the Credit Agreement as of December 31, 2017 was $164.3 million net, after reducing for the block on availability of $33.1 million.
Please refer to Note 16 - Subsequent Events for a discussion of the Second Amended and Restated Credit Agreement (Amended Credit Agreement) entered into by the Company effective January 26, 2018.
Revenue Refunding Bonds
On June 1, 2014, The Timken Company purchased, in lieu of redemption, the State of Ohio Water Development Revenue Refunding Bonds (Water Bonds), State of Ohio Air Quality Development Revenue Refunding Bonds (Air Quality Bonds) and State of Ohio Pollution Control Revenue Refunding Bonds (Pollution Control Bonds) (collectively, Bonds). Pursuant to an Assignment and Assumption Agreement dated June 24, 2014 between The Timken Company and TimkenSteel, The Timken Company assigned all of its right, title and interest in and to the loan agreements and the notes associated with the Bonds to, and these obligations were assumed by, TimkenSteel. Additionally, replacement letters of credit were issued for the Water Bonds and the Pollution Control Bonds. The Bonds were remarketed on June 24, 2014 (Remarketing Date) in connection with the conversion of the interest rate mode for the Bonds to the weekly rate and the delivery of the replacement letters of credit, as applicable. The replacement letters of credit had an initial stated term of one year that, upon request by the Company, and with approval by the issuing bank, can be renewed annually thereafter for subsequent one year terms.
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
Please refer to Note 16 - Subsequent Events for a discussion regarding the redemption of the Revenue Refunding Bonds, effective January 23, 2018.
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

Advanced Quench-and-Temper Facility
In the second quarter of 2015, TimkenSteel entered into a lease arrangement with the Stark County Port Authority in connection with the construction of a new advanced quench-and-temper facility in Perry Township, Ohio and the issuance of an Industrial Revenue Bond. The bond is held 100% by TimkenSteel Material Services, LLC (a wholly-owned subsidiary of TimkenSteel) and, accordingly, the obligation under the lease agreement and investment in the Industrial Revenue Bond, as well as the related interest income and expense, are eliminated in the Consolidated Financial Statements. As of December 31, 2017, $42.6 million has been spent on the new advanced quench-and-temper facility and is reported in property, plant and equipment, net in the Consolidated Balance Sheets. Of this amount, $11.8 million has been financed through the lease arrangement described above.
Leases
TimkenSteel leases a variety of equipment and real property, including warehouses, distribution centers, offices spaces, and land. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewable options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense.
Rent expense under operating leases amounted to $9.0 million, $8.6 million, and $11.0 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, future minimum lease payments for non-cancelable operating leases totaled $16.6 million and are payable as follows: 2018 - $6.7 million; 2019 - $4.5 million; 2020 - $3.5 million; and 2021 - $1.9 million. TimkenSteel has no significant lease commitments after 2021.
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2015	($5.0)	($2.9)	($7.9)
Other comprehensive loss before reclassifications, before income tax	(2.0)	(0.9)	(2.9)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	1.7	1.7
Income tax expense	—	(0.3)	(0.3)
Net current period other comprehensive (loss) income, net of income taxes	(2.0)	0.5	(1.5)
Balance as of December 31, 2016	($7.0)	($2.4)	($9.4)
Other comprehensive income before reclassifications, before income tax	1.1	—	1.1
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	1.5	1.5
Income tax expense	—	(0.8)	(0.8)
Net current period other comprehensive income, net of income taxes	1.1	0.7	1.8
Balance at December 31, 2017	($5.9)	($1.7)	($7.6)

The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in other income (expense), net in the Consolidated Statements of Operations. These accumulated other comprehensive loss components are components of net periodic benefit cost. See Note 8 - Retirement and Postretirement Plans for additional information.
Note 8 - Retirement and Postretirement Plans
Eligible TimkenSteel employees, including certain employees in foreign countries, participate in the following TimkenSteel-sponsored plans: TimkenSteel Corporation Retirement Plan; TimkenSteel Corporation Bargaining Unit Pension Plan, TimkenSteel U.K. Pension Scheme, TimkenSteel Corporation Bargaining Unit Welfare Benefit Plan for Retirees, and TimkenSteel Corporation Welfare Benefit Plan for Retirees.

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
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2017 and 2016:

	Pension		Postretirement
Change in benefit obligation:	2017	2016	2017	2016
Benefit obligation at the beginning of year	$1,220.3	$1,163.5	$214.2	$215.3
Service cost	18.2	15.6	1.6	1.5
Interest cost	49.1	52.4	8.4	9.4
Actuarial losses	65.4	81.1	13.5	6.6
Benefits paid	(78.4)	(79.1)	(21.5)	(19.5)
Plan amendment	0.5	—	—	0.9
Foreign currency translation adjustment	7.0	(13.2)	—	—
Benefit obligation at the end of year	$1,282.1	$1,220.3	$216.2	$214.2

	Pension		Postretirement
Change in plan assets:	2017	2016	2017	2016
Fair value of plan assets at the beginning of year	$1,131.7	$1,144.3	$113.9	$137.9
Actual return on plan assets	123.6	78.7	9.5	6.1
Company contributions / payments	2.1	2.2	2.1	2.7
Benefits paid	(78.4)	(79.1)	(21.5)	(19.5)
Reimbursement from postretirement plan assets	—	—	—	(13.3)
Foreign currency translation adjustment	7.6	(14.4)	—	—
Fair value of plan assets at end of year	$1,186.6	$1,131.7	$104.0	$113.9
Funded status at end of year	($95.5)	($88.6)	($112.2)	($100.3)
The TimkenSteel Corporation Retirement Plan (Salaried Plan) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the third quarter of 2017 and 2016, the cumulative cost of all settlements exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. The Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of September 30, 2017 and 2016. These settlement losses are included in benefits paid in the tables above and in the net remeasurement losses (gains) as a component of net periodic benefit cost.
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
The accumulated benefit obligation at December 31, 2017 exceeded the fair value of plan assets for two of the Company’s pension plans. For these plans, the benefit obligation was $942.8 million, the accumulated benefit obligation was $924.2 million and the fair value of plan assets was $832.7 million as of December 31, 2017.
The total pension accumulated benefit obligation for all plans was $1,254.1 million and $1,192.1 million as of December 31, 2017 and 2016, respectively.

Amounts recognized on the balance sheet at December 31, 2017 and 2016, for TimkenSteel’s pension and postretirement benefit plans include:

	Pension		Postretirement
	2017	2016	2017	2016
Non-current assets	$14.6	$6.2	$—	$—
Current liabilities	(9.0)	(0.6)	(2.5)	(2.4)
Non-current liabilities	(101.1)	(94.2)	(109.7)	(97.9)
	($95.5)	($88.6)	($112.2)	($100.3)
Included in accumulated other comprehensive loss at December 31, 2017 and 2016, were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension		Postretirement
	2017	2016	2017	2016
Unrecognized prior service cost	$1.5	$1.5	$1.1	$2.1
Amounts expected to be amortized from accumulated other comprehensive loss and included in total net periodic benefit cost during the year ended December 31, 2018 are as follows:

	Pension	Postretirement

Prior service cost	$0.5	$0.2
The weighted average assumptions used in determining benefit obligation as of December 31, 2017 and 2016 were as follows:

	Pension		Postretirement
Assumptions:	2017	2016	2017	2016
Discount rate	3.68%	4.17%	3.66%	4.09%
Future compensation assumption	2.37%	3.09%	n/a	n/a
The weighted average assumptions used in determining benefit cost for the years ended December 31, 2017 and 2016 were as follows:

	Pension		Postretirement
Assumptions:	2017	2016	2017	2016
Discount rate	4.17%	4.67%	4.09%	4.51%
Future compensation assumption	3.09%	3.08%	n/a	n/a
Expected long-term return on plan assets	6.46%	6.46%	5.00%	5.00%
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
For measurement purposes, TimkenSteel assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 6.25% and 6.50% for 2017 and 2016, respectively, declining gradually to 5.00% in 2023 and thereafter for medical and prescription drug benefits, and 8.25% and 8.50% for 2017 and 2016, respectively, declining gradually to 5.00% in 2031 and thereafter for HMO benefits. A one percentage point increase in the assumed health care cost trend rate would have increased the 2017 and 2016 postretirement benefit obligation by $1.8 million and $1.6 million, respectively and increased the total service and interest cost components by $0.1 million in both the years ended December 31, 2017 and 2016. A one percentage point decrease would have decreased the 2017 and 2016 postretirement benefit obligation by $1.6 million and $1.4 million, respectively and decreased the total service and interest cost components by $0.1 million in both the years ended December 31, 2017 and 2016.
The components of net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension			Postretirement
	Years Ended December 31,			Years Ended December 31,
Components of net periodic benefit cost:	2017	2016	2015	2017	2016	2015
Service cost	$18.2	$15.6	$16.8	$1.6	$1.5	$1.7
Interest cost	49.1	52.4	51.3	8.4	9.4	9.4
Expected return on plan assets	(70.7)	(71.1)	(82.8)	(5.2)	(5.8)	(7.1)
Amortization of prior service cost	0.5	0.6	0.6	1.0	1.1	1.1
Net remeasurement losses (gains)	12.5	73.4	5.7	9.3	6.3	(12.2)
Net Periodic Benefit Cost	$9.6	$70.9	($8.4)	$15.1	$12.5	($7.1)
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
The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$19.6	$4.5	$15.1	$—
U.S government and agency securities	240.7	234.6	6.1	—
Corporate bonds	110.0	—	110.0	—
Equity securities	50.8	50.8	—	—
Mutual fund - fixed income	35.2	35.2	—	—
Mutual fund - real estate	16.5	16.5	—	—
Total Assets in the fair value hierarchy	$472.8	$341.6	$131.2	$—
Assets measured at net asset value (1)	713.8	—	—	—
Total Assets	$1,186.6	$341.6	$131.2	$—
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, hedge funds, and risk parity investments. As of December 31, 2017, these assets are redeemable at net asset value within 90 days.

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
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and risk parity investments. As of December 31, 2016, these assets were redeemable at net asset value within 90 days.
The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2.2	$2.2	$—	$—
Mutual fund - fixed income	11.4	11.4	—	—
Total Assets in the fair value hierarchy	$13.6	$13.6	$—	$—
Assets measured at net asset value (1)	90.4	—	—	—
Total Assets	$104.0	$13.6	$—	$—
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, hedge funds, and risk parity investments. As of December 31, 2017, these assets are redeemable at net asset value within 90 days.
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
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and risk parity investments. As of December 31, 2016, these assets were redeemable at net asset value within 90 days.

Future benefit payments are expected to be as follows:

		Postretirement
Benefit Payments:	Pension	Gross	Medicare Part D Subsidy Receipts
2018	$87.2	$20.1	$0.8
2019	78.0	19.5	0.8
2020	78.5	18.7	0.9
2021	77.3	17.9	0.9
2022	81.7	17.2	1.0
2023-2027	369.9	75.5	5.3
The Company expects to make contributions to its U.K. pension plan in 2018 and 2019 of approximately $1.5 million in each year.
Defined Contribution Plans
The Company recorded expense primarily related to employer matching contributions to these defined contribution plans of $5.4 million in 2017, $4.6 million in 2016, and $5.8 million in 2015.
Note 9 - Earnings Per Share
Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share are computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method or if-converted method. For the Convertible Notes, the Company utilizes the if-converted method to calculate diluted loss per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense (including amortization of debt discount) recognized on the Convertible Notes and includes the number of shares potentially issuable related to the Convertible Notes in the weighted average shares outstanding. Treasury stock is excluded from the denominator in calculating both basic and diluted loss per share.
For the years ended December 31, 2017, 2016 and 2015, 3.1 million, 2.8 million and 2.0 million shares issuable for equity-based awards, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for years ended December 31, 2017, 2016 and 2015, the dilutive effect of equity-based awards is not recognized and thus not utilized in the calculation of diluted loss per share, because the effect of their inclusion would have been anti-dilutive. The shares potentially issuable of 6.9 million, related to the Convertible Notes, were also anti-dilutive for the years ended December 31, 2017 and 2016, respectively.
The following table sets forth the reconciliation of the numerator and the denominator of basic loss per share and diluted loss per share for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net loss for basic and diluted earnings per share	($43.8)	($105.5)	($45.0)

Denominator:
Weighted average shares outstanding, basic	44.4	44.2	44.5
Weighted average shares outstanding, diluted	44.4	44.2	44.5

Basic loss per share	($0.99)	($2.39)	($1.01)
Diluted loss per share	($0.99)	($2.39)	($1.01)

Note 10 - Stock-Based Compensation
Description of the Plan
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
The TimkenSteel 2014 Plan authorizes the Compensation Committee of the TimkenSteel Board of Directors to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted shares, restricted share unit awards, performance shares, performance units, deferred shares and common shares) and cash awards to TimkenSteel employees and non-employee directors. No more than 11.05 million TimkenSteel common shares may be delivered under the TimkenSteel 2014 Plan. The TimkenSteel 2014 Plan contains fungible share counting mechanics, which generally means that awards other than stock options and stock appreciation rights will be counted against the aggregate share limit as 2.50 common shares for every one common share that is actually issued or transferred under such awards. The TimkenSteel 2014 Plan authorized up to 3.0 million common shares for use in granting “replacement awards” to current holders of The Timken Company equity awards under The Timken Company’s equity compensation plans at the time of the spinoff.
As of December 31, 2017, approximately 5.1 million shares of TimkenSteel common stock remained available for grants under the TimkenSteel 2014 Plan.
In connection with the spinoff, stock compensation awards granted under the The Timken Company LTIP Plan and the The Timken Company 2011 Plan were adjusted as follows:

•	Vested and unvested stock options were adjusted so that the grantee holds options to purchase both The Timken Company and TimkenSteel common shares.

•
The adjustment to the The Timken Company and TimkenSteel stock options, when combined, were intended to generally preserve the intrinsic value of each original option grant and the ratio of the exercise price to the fair market value of The Timken Company common shares on June 30, 2014.

•
Unvested restricted stock awards were replaced with adjusted, substitute awards for restricted shares or units, as applicable, of The Timken Company and TimkenSteel common shares. The new awards of restricted stock were intended to generally preserve the intrinsic value of the original award determined as of June 30, 2014.

•	Vesting periods of awards were unaffected by the adjustment and substitution.
Awards granted in connection with the adjustment of awards originally issued under the The Timken Company LTIP Plan and the Timken 2011 Plan are referred to as replacement awards under the TimkenSteel 2014 Plan and, as noted above, reduce the maximum number of TimkenSteel common shares available for delivery under the TimkenSteel 2014 Plan. TimkenSteel records compensation expense for both TimkenSteel and The Timken Company common shares for awards held by TimkenSteel employees only.
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
The following table provides the significant assumptions used to calculate the grant date fair market values of options granted using a Black-Scholes option pricing method:

	2017	2016	2015
Weighted-average fair value per option	$7.68	$3.32	$11.21
Risk-free interest rate	2.21%	1.34%	1.47%
Dividend yield	—%	—%	1.93%
Expected stock volatility	43.23%	41.71%	47.10%
Expected life - years	6	6	6

The expected life of stock option awards granted is based on historical data and represents the period of time that options granted are expected to be held prior to exercise. Because of the absence of adequate stock price history of TimkenSteel common stock, expected volatility related to stock option awards granted subsequent to the spinoff is based on the historical volatility of a selected group of peer companies’ stock. Prior to the spinoff, volatility was calculated using the historical volatility of The Timken Company stock. Expected annual dividends per share are estimated using the most recent dividend payment per share as of the grant date. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The following summarizes TimkenSteel stock option activity from January 1, 2017 to December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of December 31, 2016	2,219,397	$22.64
Granted	353,808	$17.46
Exercised	(38,592)	$8.94
Canceled, forfeited or expired	(196,258)	$23.34
Outstanding as of December 31, 2017	2,338,355	$22.03	6.00	$4.9
Options expected to vest	944,403	$15.00	8.25	$3.5
Options exercisable	1,393,952	$26.80	4.47	$1.4
Stock options presented in this table represent TimkenSteel awards only, including those held by The Timken Company employees.
For stock options exercised during the period of January 1, 2017 to December 31, 2017, the total intrinsic value was $0.4 million with cash proceeds of $0.2 million. There was no tax benefit associated with these stock option exercises.
The following summarizes TimkenSteel stock-settled restricted share award activity from January 1, 2017 to December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	696,153	$17.57
Granted	323,132	$16.92
Vested	(286,732)	$23.97
Canceled, forfeited or expired	(18,237)	$24.53
Outstanding as of December 31, 2017	714,316	$14.53
Restricted share awards presented in this table represent TimkenSteel awards only, including those held by The Timken Company employees.
TimkenSteel recognized stock-based compensation expense of $6.5 million ($6.5 million after tax), $6.7 million ($4.2 million after tax) and $7.0 million ($4.3 million after tax) for the years ended December 31, 2017, 2016 and 2015, respectively, related to stock option awards and stock-settled restricted share awards.
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
As of December 31, 2017, unrecognized compensation cost related to stock option awards and stock-settled restricted shares and restricted stock units was $8.1 million, which is expected to be recognized over a weighted average period of 1.5 years. The calculations of unamortized expense and weighted-average periods include awards based on both TimkenSteel and The Timken Company stock awards held by TimkenSteel employees.
Certain restricted stock units, including performance-based restricted stock units, are settled in cash and were adjusted and substituted as described above. TimkenSteel accrued $0.7 million and $0.8 million as of December 31, 2017 and 2016, respectively, which was included in salaries, wages and benefits, and other non-current liabilities on the Consolidated Balance Sheets. TimkenSteel paid $5.1 million and $1.0 million for cash-settled restricted stock units during 2017 and 2016, respectively.

Note 11 - Segment Information
TimkenSteel manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. TimkenSteel’s portfolio includes SBQ bars, seamless mechanical tubing (tubes), value-add solutions such as precision steel components, and billets. In addition, TimkenSteel supplies machining and thermal treatment services, as well as manages raw material recycling programs, which are used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
The SBQ bars, tubes and billet production processes take place at the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets that the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services, Tryon Peak, and St. Clair. Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business of the Company, not any specific aspect of the business.
Effective January 1, 2016, TimkenSteel eliminated its segment reporting as a result of organizational changes made in the second half of 2015, to reflect the integrated nature of the Company’s business as described above. These organizational changes were made to better align resources to support the business strategy of operating in a leaner, more efficient environment. Specifically, the Company has centralized its customer-facing activities under one leadership role and eliminated the former two segment operating structure. Since that change, the Company is organized in a centralized manner based on functionality. As a result, TimkenSteel conducts its business activities and reports financial results as one business segment.
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

	Years Ended December 31,
	2017	2016
Net Sales:
United States	$1,207.7	$763.4
Foreign	121.5	106.1
	$1,329.2	$869.5

	December 31,
	2017	2016
Long-lived Assets, net:
United States	$726.4	$766.6
Foreign	0.2	0.3
	$726.6	$766.9

Note 12 - Income Tax Provision
Loss from operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below.

	Years Ended December 31,
	2017	2016	2015
United States	($49.5)	($136.2)	($82.2)
Non-United States	7.2	(5.8)	10.5
Loss income from operations before income taxes	($42.3)	($142.0)	($71.7)
The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$1.1	$—	$—
State and local	0.1	0.1	(1.2)
Foreign	0.6	0.2	0.1
	$1.8	$0.3	($1.1)
Deferred:
Federal	($0.4)	($32.9)	($28.7)
State and local	—	(3.6)	0.2
Foreign	0.1	(0.3)	2.9
	(0.3)	(36.8)	(25.6)
U.S. and foreign tax expense (benefit) on loss from operations before income taxes	$1.5	($36.5)	($26.7)
For the year ended December 31, 2017, TimkenSteel made $0.4 million in foreign tax payments, no U.S. federal and state tax payments, and had $0.4 million of refundable overpayments of state income taxes. For the year ended December 31, 2016, TimkenSteel made $0.2 million in foreign tax payments, no U.S. federal and state tax payments, and had $0.5 million of refundable overpayments of state income taxes. The Company recorded these receivables as a component of prepaid expenses on the Consolidated Balance Sheets.
The reconciliation between TimkenSteel’s effective tax rate on loss from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Tax at the U.S. federal statutory rate	($14.8)	($49.7)	($25.2)
Adjustments:
State and local income taxes, net of federal tax benefit	(0.7)	(3.5)	(2.2)
Foreign earnings taxed at different rates	(0.2)	(0.1)	—
U.S. research tax credit	(0.2)	(0.4)	(0.5)
Valuation allowance	6.3	15.6	—
Tax Reform impact - transition tax and rate change	10.2	—	—
Other items, net	0.9	1.6	1.2
Provision (benefit) for income taxes	$1.5	($36.5)	($26.7)
Effective income tax rate	(3.7)%	25.7%	37.2%

Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Undistributed earnings of foreign subsidiaries outside of the U.S. were $2.9 million, $1.6 million and $1.6 million at December 31, 2017, 2016 and 2015, respectively. The 2017 earnings amounts were recognized through the transition tax calculation pursuant to the Tax and Jobs Act enacted in December 2017. The Company recognized a deferred tax liability in the amount of $0.3 million during 2017 for current-year earnings at its TimkenSteel (Shanghai) Corporation Limited and TimkenSteel de Mexico S. de R.L. de C.V. subsidiaries, as those earnings are not permanently reinvested by the Company.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016

Deferred tax liabilities:
Depreciation	($103.4)	($156.8)
Inventory	($5.4)	($9.7)
Convertible debt	($3.5)	($6.6)
Other, net	($0.3)	($0.2)
Deferred tax liabilities subtotal	($112.6)	($173.3)

Deferred tax assets:
Pension and postretirement benefits	$50.6	$70.3
Other employee benefit accruals	6.6	9.1
Tax loss carryforwards	80.9	107.4
Foreign tax credit	0.6	—
Intangible assets	1.4	2.5
Inventory	1.8	2.9
State decoupling	5.4	0.5
Other, net	2.0	5.3
Deferred tax assets subtotal	$149.3	$198.0
Valuation allowances	(36.6)	(24.4)
Deferred tax assets	112.7	173.6
Net deferred tax assets	$0.1	$0.3
As of December 31, 2017, The Company had a deferred tax asset of $0.4 million recorded as a component of other non-current assets and a deferred tax liability of $0.3 million recorded as a component of non-current liabilities, netted to a deferred tax asset of $0.1 million, on the Consolidated Balance Sheets.
As of December 31, 2017, TimkenSteel had loss carryforwards in the U.S. and various non-U.S. jurisdictions totaling $335 million having various expirations dates. TimkenSteel has provided valuation allowances of $36.6 million against these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of TimkenSteel or entities treated as branches of TimkenSteel under U.S. tax law. Tax benefits have been recorded for these losses in the U.S. The related local country net operating loss carryforwards are offset fully by valuation allowances.

Operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, we assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not we would not realize a portion of our U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and remained in a valuation allowance position in 2017. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.
TimkenSteel records interest and penalties related to uncertain tax positions as a component of provision (benefit) for income taxes. As of December 31, 2017, 2016, and 2015 TimkenSteel had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2017, TimkenSteel does not anticipate a change in its unrecognized tax positions during the next 12 months. TimkenSteel had no accrued interest and penalties related to uncertain tax positions as of December 31, 2017, 2016, and 2015.
The reconciliation of TimkenSteel’s total gross unrecognized tax benefits is as follows:

Years Ended December 31,
	2017	2016	2015
Beginning balance, January 1	$—	$—	$—
Tax positions related to prior years:
Reductions	—	—	—
Ending balance, December 31	$—	$—	$—
As of December 31, 2017, TimkenSteel is subject to examination by the IRS for the period June 30, 2014 through December 31, 2017. TimkenSteel also is subject to tax examination in various tax jurisdictions, including Mexico, China, Poland, Singapore, and the U.K. for the period June 30, 2014 through December 31, 2017. Pursuant to the Tax Sharing Agreement dated June 30, 2014 between TimkenSteel and The Timken Company, TimkenSteel may be subject to results from tax examinations for The Timken Company related to steel business activities, for federal, state and local and various foreign tax jurisdictions in various open audit periods.
Tax Cuts and Jobs Act Bill

On December 22, 2017, the Tax Cut and Jobs Act (the Act) was signed into law, which resulted in significant changes to U.S. tax and related laws. Some of the provisions of the Act affecting corporations include, but are not limited to reducing the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and eliminating the domestic production activities deduction. We are currently evaluating the impact the Act will have on our financial condition and results of operations. At this time, we do not anticipate a significant reduction in our effective income tax rate or our net deferred federal income tax assets as a result of the income tax rate reduction, as we expect to be in a valuation allowance in 2018. The company estimates, based on currently available information, that the enactment of the Act will not result in any one-time (net of any required repatriation taxes) non-cash tax impact in the fourth quarter of 2017, primarily due to the fact that the company is in a valuation allowance position.
Other provisions of the Act include a new minimum tax on certain foreign earnings, the Global Intangibles Low-taxed Income, a new tax on certain payments to foreign related parties, the Base Erosion Anti-avoidance Tax, a new incentive for Foreign-derived Intangibles Income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. Generally, these other provisions take effect for the Company in the year ending December 31, 2018. On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118). This guidance allows registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Act. SAB 118 further directs that, during the measurement period, registrants that are able to make reasonable estimates of the tax effects of the Act should include those amounts in their financial statements as “provisional” amounts. Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Act. The tax effects related to the Act described in the paragraph above represent the Company’s reasonable estimates within the meaning of SAB 118. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Act. In subsequent periods, but within the measurement period, the Company will analyze that guidance and other necessary information.

Note 13 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of December 31, 2017 and 2016, TimkenSteel had a $0.9 million and a $0.2 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.
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
The following summarizes TimkenSteel contingency reserves and activity related to EPA matters from January 1, 2016 to December 31, 2017:

Beginning balance, January 1, 2016	$0.8
Expenses	—
Payments	(0.2)
Ending balance, December 31, 2016	$0.6
Expenses	0.2
Payments	(0.3)
Ending balance, December 31, 2017	$0.5
Note 14 - Restructuring Charges
TimkenSteel did not recognize restructuring charges for the year ended December 31, 2017. For the year ended December 31, 2016, TimkenSteel did recognize $0.3 million in restructuring charges, due to a reduction plan in salaried and hourly employees. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets.
The following is a roll forward of the consolidated restructuring accrual for the years ended December 31, 2017 and 2016:

Beginning balance, January 1, 2016	$2.3
Expenses	0.3
Payments	(2.5)
Ending balance, December 31, 2016	$0.1
Expenses	—
Payments	(0.1)
Ending balance, December 31, 2017	$—
Note 15 - Relationships with The Timken Company and Related Entities
Prior to the spinoff on June 30, 2014, TimkenSteel was managed and operated in the normal course of business with other affiliates of The Timken Company. Transactions between The Timken Company and TimkenSteel, with the exception of sale and purchase transactions and reimbursements for payments made to third-party service providers by The Timken Company on TimkenSteel’s behalf, are reflected in equity in the Consolidated Balance Sheets as net parent investment and in the Consolidated Statements of Cash Flows as a financing activity in net transfers (to)/from The Timken Company and affiliates.

Transactions with Other Timken Businesses
TimkenSteel sold finished goods to The Timken Company. During the years ended December 31, 2017, 2016 and 2015, revenues from related-party sales of products totaled $48.5 million or 3.6% of net sales, $32.7 million,\ or 3.8% of net sales, and 46.5 million or 4.2% of net sales, respectively.
TimkenSteel did not purchase material from The Timken Company during the year ending December 31, 2017 as well as the year ending December 31, 2016. TimkenSteel purchased less than $1.0 million during the year ended December 31, 2015. In addition, certain of TimkenSteel’s third-party service providers were paid by The Timken Company on behalf of TimkenSteel. TimkenSteel would subsequently reimburse The Timken Company in cash for such payments.
Material Agreements Between TimkenSteel and The Timken Company
On June 30, 2014, TimkenSteel entered into a separation and distribution agreement and several other agreements with The Timken Company to affect the spinoff and to provide a framework for the relationship with The Timken Company. These agreements govern the relationship between TimkenSteel and The Timken Company subsequent to the completion of the spinoff and provide for the allocation between TimkenSteel and The Timken Company of assets, liabilities and obligations attributable to periods prior to the spinoff. Because these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.
Separation and Distribution Agreement — The separation and distribution agreement contains the key provisions relating to the spinoff, including provisions relating to the principal intercompany transactions required to effect the spinoff, the conditions to the spinoff and provisions governing the relationships between TimkenSteel and The Timken Company after the spinoff.
Tax Sharing Agreement — The tax sharing agreement generally governs TimkenSteel’s and The Timken Company’s respective rights, responsibilities and obligations after the spinoff with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. Generally, TimkenSteel is liable for all pre-distribution U.S. federal income taxes, foreign income taxes and non-income taxes attributable to TimkenSteel’s business, and all other taxes attributable to TimkenSteel, paid after the distribution. In addition, the tax sharing agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution. The tax sharing agreement also provides that TimkenSteel is liable for taxes incurred by The Timken Company that arise as a result of TimkenSteel’s taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended.
Employee Matters Agreement — TimkenSteel entered into an employee matters agreement with The Timken Company, which generally provides that TimkenSteel and The Timken Company each has responsibility for its own employees and compensation plans, subject to certain exceptions as described in the agreement. In general, prior to the spinoff, TimkenSteel employees participated in various retirement, health and welfare, and other employee benefit and compensation plans maintained by The Timken Company. Following the spinoff (or earlier, in the case of the tax-qualified defined benefit plans and retiree medical plans), pursuant to the employee matters agreement, TimkenSteel employees and former employees generally participate in similar plans and arrangements established and maintained by TimkenSteel. The employee matters agreement provides for the bifurcation of equity awards as described in Note 10 - Stock-Based Compensation. Among other things, the employee matters agreement also provides for TimkenSteel’s assumption of certain employment-related contracts that its employees originally entered into with The Timken Company, the allocation of certain employee liabilities and the cooperation between TimkenSteel and The Timken Company in the sharing of employee information.
Note 16 - Subsequent Events
On January 23, 2018, the Company redeemed in full $12.2 million of Ohio Water Development Revenue Refunding Bonds (originally due on November 1, 2025), $9.5 million of Ohio Air Quality Development Revenue Refunding Bonds (originally due on November 1, 2025) and $8.5 million of Ohio Pollution Control Revenue Refunding Bonds (originally due on June 1, 2033).
On January 26, 2018, the Company entered into the Amended Credit Agreement, which amends and restates the Company’s existing Credit Agreement. The Amended Credit Agreement provides for a $300.0 million asset-based revolving credit facility, including a $15.0 million sublimit for the issuance of commercial and standby letters of credit and a $30.0 million sublimit for swingline loans. Pursuant to the terms of the Amended Credit Agreement, the Company is entitled, on up to two occasions and subject to the satisfaction of certain conditions, to request increases in the commitments under the Amended Credit Agreement in the aggregate principal amount of up to $50.0 million, to the extent that existing or new lenders agree to provide such additional commitments.

The availability of borrowings under the Amended Credit Agreement is subject to a borrowing base calculation based upon a valuation of the eligible accounts receivable, inventory and machinery and equipment of the Company and the Subsidiary Guarantors, each multiplied by an applicable advance rate. The availability of borrowings may be further modified by reserves established from time to time by the Administrative Agent in its permitted discretion.
The interest rate per annum applicable to loans under the Amended Credit Agreement will be, at the Company’s option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate of the Administrative Agent, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on the Company’s average quarterly availability. In addition, the Company will pay a commitment fee on the average daily unused amount of the credit facility in a percentage determined by the Company’s average daily availability for the most recently completed calendar month.
The proceeds of the credit facility will be used to finance working capital, capital expenditures, certain permitted acquisitions and other general corporate purposes. All of the indebtedness under the Amended Credit Agreement is guaranteed by the Company’s material domestic subsidiaries, as well as any other domestic subsidiary the Company elects to make a party to the Amended Credit Agreement, and is secured by substantially all of the personal property of the Company and the Subsidiary Guarantors.
The Amended Credit Agreement matures on January 26, 2023. Prior to the maturity date, amounts outstanding are required to be repaid (without reduction of the commitments thereunder) from mandatory prepayment events from the proceeds of certain asset sales, equity or debt issuances or casualty events.
The Amended Credit Agreement contains certain customary covenants, including covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions, sale-leaseback transactions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions.
In addition, the Amended Credit Agreement requires the Company to (i) unless certain conditions are met, maintain certain minimum liquidity as specified in the Amended Credit Agreement during the period commencing on March 1, 2021 and ending on June 1, 2021 and (ii) maintain a minimum specified fixed charge coverage ratio on a springing basis if minimum availability requirements as specified in the Amended Credit Agreement are not maintained.
The Amended Credit Agreement contains certain customary events of default. If any event of default occurs and is continuing, the Lenders would be entitled to take various actions, including the acceleration of amounts due under the Amended Credit Agreement and exercise other rights and remedies.

SUPPLEMENTAL DATA
Selected Quarterly Financial Data (Unaudited)
(dollars in millions, except per share data)

Selected quarterly operating results for each quarter of fiscal 2017 and 2016 for TimkenSteel are as follows:

	Quarters Ended
	December 31	September 30	June 30	March 31
2017
Net Sales	$341.4	$339.1	$339.3	$309.4
Gross Profit	8.5	18.5	23.8	17.0
Net (Loss) Income	(33.9)	(5.9)	1.3	(5.3)
Per Share Data: (1)
Basic (loss) earnings per share	($0.76)	($0.13)	$0.03	($0.12)
Diluted (loss) earnings per share	($0.76)	($0.13)	$0.03	($0.12)

	Quarters Ended
	December 31	September 30	June 30	March 31
2016
Net Sales	$214.7	$213.8	$223.1	$217.9
Gross Profit	2.7	7.5	12.3	5.4
Net Income	(67.0)	(22.2)	(6.6)	(9.7)
Per Share Data: (1)
Basic earnings per share	($1.52)	($0.50)	($0.15)	($0.22)
Diluted earnings per share	($1.52)	($0.50)	($0.15)	($0.22)
(1) Basic and diluted earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding as of the beginning of each period presented prior to the spinoff in the calculation of basic weighted average shares. See Note 9 - Earnings Per Share in the Notes to the Consolidated Financial Statements.

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
TimkenSteel management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2017, TimkenSteel’s internal control over financial reporting is effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our assessment of TimkenSteel’s internal control over financial reporting as of December 31, 2017. Please refer to Item 8, “Reports of Independent Registered Public Accounting Firm.”
Changes in Internal Controls
There have been no changes during the Company’s fourth quarter of 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Required information will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be filed within 120 days of December 31, 2017 in connection with the annual meeting of shareholders to be held on May 3, 2018, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held on May 3, 2018, and is incorporated herein by reference.
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
The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer or controller, as well as to its directors. The Company’s code of ethics, the TimkenSteel Code of Conduct, is available on its website at www.timkensteel.com and in print, without charge, upon request to the General Counsel. The Company intends to disclose any amendment to its code of ethics or waiver from its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any director, by posting such amendment or waiver, as applicable, on its website at www.timkensteel.com.
ITEM 11. EXECUTIVE COMPENSATION
Required information will be set forth under the captions “Compensation Discussion and Analysis”; “2017 Summary Compensation Table”; “2017 Grants of Plan-Based Awards Table”; “Outstanding Equity Awards at 2017 Year-End Table”; “2017 Option Exercises and Stock Vested Table”; “Pension Benefits”; “2017 Nonqualified Deferred Compensation Table”; “Potential Payments Upon Termination or Change in Control”; “Director Compensation”; “CEO Pay Ratio”; “Compensation Committee”; “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in the proxy statement to be filed within 120 days of December 31, 2017 in connection with the annual meeting of shareholders to be held on May 3, 2018, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Required information, including with respect to institutional investors owning more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement to be filed within 120 days of December 31, 2017 in connection with the annual meeting of shareholders to be held on May 3, 2018, and is incorporated herein by reference. Required information regarding securities authorized for issuance under the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Required information will be set forth under the captions “Director Independence” and “Related Party Transactions Approval Policy” in the proxy statement to be filed within 120 days of December 31, 2017 in connection with the annual meeting of shareholders to be held on May 3, 2018, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2017 and 2016 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “Services of Independent Auditor for 2017” and “Audit Committee Pre-Approval Policies and Procedures” in the proxy statement to be filed within 120 days of December 31, 2017 in connection with the annual meeting of shareholders to be held on May 3, 2018, and is incorporated herein by reference.

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

10.7	TimkenSteel Corporation Senior Executive Management Performance Plan (incorporated by reference to Appendix A to the Company’s 2015 Proxy Statement filed on March 19, 2015, File No. 001-36313).
10.8††	TimkenSteel Corporation Annual Performance Award Plan.
10.9††	Form of Director Indemnification Agreement.
10.10††	Form of Officer Indemnification Agreement.
10.11††	Form of Director and Officer Indemnification Agreement.
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
10.15
Form of Severance Agreement between TimkenSteel and Certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 26, 2017, File No. 001-36313).

Exhibit Number	Exhibit Description
10.16
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

10.18
Amendment and Restatement Agreement dated as of December 21, 2015, by and among TimkenSteel Corporation, the other loan parties and lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent (which includes the Amended and Restated Credit Agreement, dated as of December 21, 2015, among TimkenSteel Corporation, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, the other agents and lenders party thereto and Bank of America, N.A. and HSBC Bank USA, National Association, as co-documentation agents, and J.P. Morgan Securities LLC and PNC Capital Markets, LLC, as joint bookrunners and joint lead arrangers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016, File No. 001-36313).

10.19	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313).
10.20
Form of Time-Based Restricted Stock Unit Agreement (Cliff Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313).

10.21
Form of Time-Based Restricted Stock Unit Agreement (Ratable Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313).

10.22	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313). .
10.23	Form of Deferred Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016, File No. 001-36313).
10.24
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 26, 2016, among TimkenSteel Corporation, the other loan parties and lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 29, 2016, File No. 001-36313).

10.25
Second Amended and Restated Credit Agreement dated as of January 26, 2018, by and among TimkenSteel Corporation, the other loan parties and lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and BMO Harris Bank N.A. and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018, File No. 001-36313).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.
**	Furnished herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2017	2016	2015
Balance at Beginning of Period	$2.1	$1.5	$0.2
Additions:
Charged to Costs and Expenses (1)		0.7	1.3
Deductions (2)	(0.8)	(0.1)	—
Balance at End of Period	$1.3	$2.1	$1.5

Allowance for surplus and obsolete inventory:	2017	2016	2015
Balance at Beginning of Period	$8.1	$8.4	$2.9
Additions:
Charged to Costs and Expenses (3)	1.0	1.5	7.2
Deductions (4)	(1.3)	(1.8)	(1.7)
Balance at End of Period	$7.8	$8.1	$8.4

Valuation allowance on deferred tax assets:	2017	2016	2015
Balance at Beginning of Period	$24.4	$10.2	$11.7
Additions:
Charged to Costs and Expenses (5)	12.2	15.6	—
Charged to Other Accounts (6)	—	—	—
Deductions (7)	—	(1.4)	(1.5)
Balance at End of Period	$36.6	$24.4	$10.2

(1)	Provision for uncollectible accounts included in expenses.

(2)	Actual accounts written off against the allowance-net of recoveries.

(3)	Provisions for surplus and obsolete inventory included in expenses.

(4)	Inventory items written off against the allowance.

(5)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(6)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(7)	Amount primarily relates to foreign currency translation adjustments, the removal of losses not carried over to TimkenSteel and a decrease in U.K. tax rates.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	February 20, 2018	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ward J. Timken, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer)	2/20/2018
Ward J. Timken, Jr.

/s/ Christopher J. Holding	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/20/2018
Christopher J. Holding

/s/ Tina M. Beskid	Vice President, Corporate Controller & Investor Relations (Principal Accounting Officer)	2/20/2018
Tina M. Beskid

*	Director	2/20/2018
Joseph A. Carrabba

*	Director	2/20/2018
Phillip R. Cox

*	Director	2/20/2018
Diane C. Creel

*	Director	2/20/2018
Terry L. Dunlap

*	Director	2/20/2018
Randall H. Edwards

*	Director	2/20/2018
Donald T. Misheff

*	Director	2/20/2018
John P. Reilly

*	Director	2/20/2018
Ronald A. Rice

*	Director	2/20/2018
Randall A. Wotring

*Signed by the undersigned as attorney-in-fact and agent for the directors indicated.

/s/ Frank A. DiPiero	Executive Vice President, General Counsel and Secretary	2/20/2018
Frank A. DiPiero