Form 10-Q
period 2018-03-31
TimkenSteel Corp
filed 2018-04-26
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2018
Common Shares, without par value	44,529,226

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
(Dollars in millions, except per share data)
Net sales	$380.8	$309.4
Cost of products sold	359.7	292.4
Gross Profit	21.1	17.0

Selling, general and administrative expenses	24.7	22.9
Operating Loss	(3.6)	(5.9)

Interest expense	4.6	3.6
Other income, net	6.4	4.5
Loss Before Income Taxes	(1.8)	(5.0)
Provision for income taxes	0.1	0.3
Net Loss	($1.9)	($5.3)

Per Share Data:
Basic loss per share	($0.04)	($0.12)
Diluted loss per share	($0.04)	($0.12)

Dividends per share	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Net Loss	($1.9)	($5.3)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.8	0.2
Pension and postretirement liability adjustments	0.1	0.3
Other comprehensive income, net of tax	0.9	0.5
Comprehensive Loss, net of tax	($1.0)	($4.8)
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$35.4	$24.5
Accounts receivable, net of allowances (2018 - $1.5 million; 2017 - $1.4 million)	181.1	149.8
Inventories, net	252.8	224.0
Deferred charges and prepaid expenses	3.5	3.9
Other current assets	7.6	8.0
Total Current Assets	480.4	410.2

Property, Plant and Equipment, Net	691.9	706.7

Other Assets
Pension assets	17.4	14.6
Intangible assets, net	18.8	19.9
Other non-current assets	5.9	5.2
Total Other Assets	42.1	39.7
Total Assets	$1,214.4	$1,156.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$171.0	$135.3
Salaries, wages and benefits	29.1	32.4
Accrued pension and postretirement costs	11.5	11.5
Other current liabilities	19.4	27.6
Total Current Liabilities	231.0	206.8

Non-Current Liabilities
Convertible notes, net	71.1	70.1
Other long-term debt	130.0	95.2
Accrued pension and postretirement costs	209.2	210.8
Deferred income taxes	—	0.3
Other non-current liabilities	11.1	12.7
Total Non-Current Liabilities	421.4	389.1

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares; none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2018 and 2017- 45.7 million shares	—	—
Additional paid-in capital	842.6	843.7
Retained deficit	(239.3)	(238.0)
Treasury shares - 2018 - 1.2 million; 2017 - 1.3 million	(34.6)	(37.4)
Accumulated other comprehensive loss	(6.7)	(7.6)
Total Shareholders’ Equity	562.0	560.7
Total Liabilities and Shareholders’ Equity	$1,214.4	$1,156.6
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net loss	($1.9)	($5.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18.5	18.9
Amortization of deferred financing fees and debt discount	1.8	1.2
Deferred income taxes	(0.3)	0.3
Stock-based compensation expense	2.2	1.6
Pension and postretirement expense (benefit), net	(1.4)	0.8
Pension and postretirement contributions and payments	(2.5)	(1.6)
Changes in operating assets and liabilities:
Accounts receivable, net	(31.3)	(56.3)
Inventories, net	(28.8)	(26.7)
Accounts payable, trade	35.7	39.4
Other accrued expenses	(13.2)	2.9
Deferred charges and prepaid expenses	0.4	(0.3)
Other, net	1.4	(1.2)
Net Cash Used by Operating Activities	(19.4)	(26.3)

Investing Activities
Capital expenditures	(2.2)	(2.7)
Net Cash Used by Investing Activities	(2.2)	(2.7)

Financing Activities
Proceeds from exercise of stock options	0.1	0.2
Shares surrendered for employee taxes on stock compensation	(0.7)	(1.2)
Revenue Refunding Bonds repayments	(30.2)	—
Credit Agreement repayments	(65.0)
Amended Credit Agreement borrowings	130.0	25.0
Debt issuance costs related to Amended Credit Agreement	(1.7)	—
Net Cash Provided by Financing Activities	32.5	24.0
Increase (Decrease) In Cash and Cash Equivalents	10.9	(5.0)
Cash and cash equivalents at beginning of period	24.5	25.6
Cash and Cash Equivalents at End of Period	$35.4	$20.6
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel
Notes to Unaudited Consolidated Financial Statements
(dollars in millions, except per share data)

Note 1 - Company and Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s Audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2017.
TimkenSteel Corporation (the Company or TimkenSteel) manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. TimkenSteel’s portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-add solutions such as precision steel components, and billets. In addition, TimkenSteel manages machining, thermal treatment, and raw material recycling programs that are used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods (OCTG); automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
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
Note 2 - Recent Accounting Pronouncements
Adoption of New Accounting Standards
The Company adopted the following Accounting Standard Updates (ASU) during the period ended March 31, 2018, all of which were effective as of date January 1, 2018. With the exception of ASU 2014-09 “Revenue from Contracts with Customers” and the related amendments (collectively, the new revenue standard), which is discussed below, the adoption of these standards did not have a material impact on the Unaudited Consolidated Financial Statements or the related Notes to the Unaudited Consolidated Financial Statements.

Standards Adopted	Description
2014-09, Revenue from Contracts with Customers
The standard defines that a company will recognize revenue when it transfers control of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.

2017-01, Clarifying the Definition of a Business	The standard clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions, or disposals of assets or businesses.
2017-09, Stock Compensation, Scope of Modification Accounting	The standard provides guidance intended to reduce diversity in practice when accounting for a modification to the terms and conditions of a share-based payment award.

On January 1, 2018, TimkenSteel adopted the new revenue standard using the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018, are presented in accordance with the new revenue standard. Comparative financial information for reporting periods beginning prior to January 1, 2018, has not been adjusted and continues to be reported in accordance with the Company's revenue recognition policies prior to the adoption of the new revenue standard. The cumulative effect was an adjustment to the opening balance of retained earnings. Under the new revenue standard, the Company will continue to recognize revenue at a point in time when it transfers promised goods or services to customers. Refer to Note 10 - Revenue Recognition in the Notes to Unaudited Consolidated Financial Statements for further discussion.
The following table outlines the cumulative effect of adopting the new revenue standard as of January 1, 2018.

Consolidated Balance Sheet caption	As of December 31, 2017	ASU 2014-09 Adjustment	As of January 1, 2018
Inventories, net	$224.0	($3.3)	$220.7
Other current liabilities	$27.6	($4.0)	$23.6
Retained deficit	($238.0)	$0.7	($237.3)
The ASU 2014-09 adoption adjustment is due to transactions in which the Company bills a customer for product but retains physical possession of the product until it is transferred to the customer at a point in time in the future. Prior to the adoption of the new revenue standard, TimkenSteel would recognize revenue when the product was physically transferred to the customer. Under the new revenue standard, the Company has satisfied its performance obligation and the customer obtains control when the goods are ready to be transferred to the customer and revenue is recorded at that time.

For the three months ended March 31, 2018, the adoption of the new revenue standard did not have a material impact on the Unaudited Consolidated Financial Statements.
Accounting Standards Issued But Not Yet Adopted
The Company has considered the recent ASUs issued by the FASB summarized below.

Standard Pending Adoption	Description	Effective Date	Anticipated Impact
ASU 2018-02, Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The standard permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings.	January 1, 2019	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-01, Leases - Land Easement Practical Expedient for Transition to Topic 842
The standard provides an optional transition practical expedient for land easements that allows an entity to continue applying its current accounting policy for certain land easements that exist or expire before the standard’s effective date.
		January 1, 2019	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2017-11, Distinguishing Liabilities from Equity; Derivatives and Hedging
The standard eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.
		January 1, 2019	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
The standard changes how entities will measure credit losses for most financial assets, including trade and other receivables and replaces the current incurred loss approach with an expected loss model.

		January 1, 2020	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2016-02, Leases
The standard requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for operating leases, and requires additional quantitative and qualitative disclosures and must be adopted using a modified retrospective approach.
January 1, 2019
The Company is currently reviewing its lease contracts, related systems and internal controls as it continues to evaluate the impact of the adoption of this ASU on its results of operations and financial condition.

Note 3 - Inventories
The components of inventories, net as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Inventories:
Manufacturing supplies	$38.7	$36.3
Raw materials	34.4	31.9
Work in process	165.6	137.8
Finished products	79.9	82.9
Gross inventory	318.6	288.9
Allowance for surplus and obsolete inventory	(7.4)	(7.8)
LIFO reserve	(58.4)	(57.1)
Total Inventories, net	$252.8	$224.0
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
TimkenSteel projects that its LIFO reserve will increase for the year ending December 31, 2018 due primarily to higher anticipated manufacturing costs and inventory quantities.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
Property, Plant and Equipment, net:
Land	$13.4	$13.4
Buildings and improvements	422.8	420.6
Machinery and equipment	1,399.2	1,387.4
Construction in progress	17.1	30.4
Subtotal	1,852.5	1,851.8
Less allowances for depreciation	(1,160.6)	(1,145.1)
Property, Plant and Equipment, net	$691.9	$706.7
Total depreciation expense was $17.0 million and $17.1 million for the three months ended March 31, 2018 and 2017, respectively. TimkenSteel recorded capitalized interest related to construction projects of $0.1 and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. There were no impairment charges recorded during the three months ended March 31, 2018 and 2017.

Note 5 - Intangible Assets
The components of intangible assets, net as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.3	$4.3	$2.0	$6.3	$4.1	$2.2
Technology use	9.0	6.0	3.0	9.0	5.9	3.1
Capitalized software	59.2	45.4	13.8	59.1	44.5	14.6
Total Intangible Assets	$74.5	$55.7	$18.8	$74.4	$54.5	$19.9
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the three months ended March 31, 2018 and 2017 was $1.5 million and $1.8 million, respectively.
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
The components of the Convertible Notes as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017

Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(1.5)	(1.6)
Less: Debt discount, net of amortization	(13.7)	(14.6)
Convertible notes, net	$71.1	$70.1
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

The following table sets forth total interest expense recognized related to the Convertible Notes for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Contractual interest expense	$1.3	$1.3
Amortization of debt issuance costs	0.1	0.1
Amortization of debt discount	0.9	0.8
Total	$2.3	$2.2
The fair value of the Convertible Notes was approximately $146.6 million as of March 31, 2018. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy, is based on the last price traded in March 2018.
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
Other Long-Term Debt
The components of other long-term debt as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017

Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.58% as of December 31, 2017)	$—	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.60% as of December 31, 2017)	—	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (1.60% as of December 31, 2017)	—	8.5
Credit Agreement, due 2019 (LIBOR plus applicable spread)	—	65.0
Amended Credit Agreement, due 2023 (LIBOR plus applicable spread)	130.0	—
Total Other Long-Term Debt	$130.0	$95.2

Credit Agreement
On February 26, 2016, the Company entered into a $265 million asset based Revolving Credit Facility (Credit Agreement).
Amended Credit Agreement
On January 26, 2018, the Company as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Second Amended and Restated Credit Agreement (Amended Credit Agreement), with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which amended and restated the Company’s Credit Agreement.
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
The interest rate per annum applicable to loans under the Amended Credit Agreement will be, at the Company’s option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate of the administrative agent, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on the Company’s average quarterly availability. In addition, the Company will pay a commitment fee on the average daily unused amount of the credit facility in a percentage determined by the Company’s average daily availability for the most recently completed calendar month. The interest rate under the Amended Credit Agreement was 3.9% as of March 31, 2018. The amount available under the Amended Credit Agreement as of March 31, 2018 was $167.4 million.
The proceeds of the Amended Credit Agreement will be used to finance working capital, capital expenditures, certain permitted acquisitions and other general corporate purposes. In addition, $30.2 million of the proceeds were used to redeem the revenue refunding bonds (discussed below). All of the indebtedness under the Amended Credit Agreement is guaranteed by the Company’s material domestic subsidiaries, as well as any other domestic subsidiary the Company elects to make a party to the Amended Credit Agreement, and is secured by substantially all of the personal property of the Company and the subsidiary guarantors.
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
The Amended Credit Agreement contains certain customary events of default. If any event of default occurs and is continuing, the Lenders would be entitled to take various actions, including the acceleration of amounts due under the Amended Credit Agreement, and exercise other rights and remedies.

Revenue Refunding Bonds
In connection to the Amended Credit Agreement, on January 23, 2018, the Company redeemed in full $12.2 million of Ohio Water Development Revenue Refunding Bonds (originally due on November 1, 2025), $9.5 million of Ohio Air Quality Development Revenue Refunding Bonds (originally due on November 1, 2025) and $8.5 million of Ohio Pollution Control Revenue Refunding Bonds (originally due on June 1, 2033).
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2017	($5.9)	($1.7)	($7.6)
Other comprehensive income before reclassifications, before income tax	0.8	—	0.8
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.1	0.1
Income tax benefit	—	—	—
Net current period other comprehensive (loss) income, net of income taxes	0.8	0.1	0.9
Balance as of March 31, 2018	($5.1)	($1.6)	($6.7)
	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2016	($7.0)	($2.4)	($9.4)
Other comprehensive income before reclassifications, before income tax	0.2	—	0.2
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.3	0.3
Income tax expense	—	—	—
Net current period other comprehensive income, net of income taxes	0.2	0.3	0.5
Balance at March 31, 2017	($6.8)	($2.1)	($8.9)

The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in other income, net in the Unaudited Consolidated Statements of Operations. These accumulated other comprehensive loss components are components of net periodic benefit cost. See Note 9 - Retirement and Postretirement Plans for additional information.

Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the three months ended March 31, 2018 were as follows:

	Total	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$560.7	$843.7	($238.0)	($37.4)	($7.6)
Net loss	(1.9)	—	(1.9)	—	—
Pension and postretirement adjustment, net of tax	0.1	—	—	—	0.1
Foreign currency translation adjustments	0.8	—	—	—	0.8
ASU 2014-09 adjustment	0.7	—	0.7	—	—
Stock-based compensation expense	2.2	2.2	—	—	—
Stock option activity	0.1	0.1	—	—	—
Issuance of treasury shares	—	(3.4)	(0.1)	3.5	—
Shares surrendered for taxes	(0.7)	—	—	(0.7)	—
Balance at March 31, 2018	$562.0	$842.6	($239.3)	($34.6)	($6.7)

Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017

Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$4.3	$0.4	$4.6	$0.4
Interest cost	11.4	1.9	12.2	2.1
Expected return on plan assets	(18.4)	(1.2)	(17.5)	(1.4)
Amortization of prior service cost	0.1	0.1	0.1	0.3
Net Periodic Benefit Cost	($2.6)	$1.2	($0.6)	$1.4
Note 10 - Revenue Recognition
As discussed in Note 2 - Recent Accounting Pronouncements, on January 1, 2018 TimkenSteel adopted the new revenue recognition standard. Under this new standard, TimkenSteel recognizes revenue from contracts at a point in time when it has satisfied its performance obligation and the customer obtains control of the goods, at the amount that reflects the consideration the Company expects to receive for those goods. The Company receives and acknowledges purchase orders from its customers, which define the quantity, pricing, payment and other applicable terms and conditions. In some cases, the Company receives a blanket purchase order from its customer, which includes pricing, payment and other terms and conditions, with quantities defined at the time the customer issues periodic releases from the blanket purchase order. Certain contracts contain variable consideration, which primarily consists of rebates, that are accounted for in net sales and accrued based on the estimated probability of the requirements being met. Amounts billed to customers related to shipping and handling costs are included in net sales and related costs are included in costs of products sold in the Unaudited Consolidated Financial Statements.

The following table provides the major sources of revenue by end market sector.

	Three Months Ended March 31,
	2018	2017
Mobile	$142.5	$136.6
Industrial	147.7	110.6
Energy	49.1	23.7
Other	41.5	38.5
Total Net Sales	$380.8	$309.4
The following table provides the major sources of revenue by product type.

	Three Months Ended March 31,
	2018	2017
Bar	$234.4	$198.1
Tube	63.7	34.6
Value-add	72.7	67.9
Other	10.0	8.8
Total Net Sales	$380.8	$309.4
Note 11 - Earnings Per Share
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
The following table sets forth the reconciliation of the numerator and the denominator of basic loss per share and diluted loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss for basic and diluted earnings per share	($1.9)	($5.3)

Denominator:
Weighted average shares outstanding, basic	44.5	44.3
Weighted average shares outstanding, diluted	44.5	44.3

Basic loss per share	($0.04)	($0.12)
Diluted loss per share	($0.04)	($0.12)

Note 12 - Income Tax Provision
TimkenSteel’s provision (benefit) for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2018	2017
Provision for incomes taxes	$0.1	$0.3
Effective tax rate	(5.6)%	(6.0)%
For the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. net deferred tax liability to the point that would result in a net U.S. deferred tax asset at March 31, 2018, December 31, 2017 and December 31, 2016. In light of TimkenSteel’s recent operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence, and concluded that it was more likely than not that it would not realize its U.S. deferred tax assets. As a result, the Company will maintain a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate.
Tax Cuts and Jobs Act Bill

On December 22, 2017, the Tax Cut and Jobs Act (the Act) was signed into law, which resulted in significant changes to U.S. tax and related laws. Some of the provisions of the Act affecting corporations include, but are not limited to reducing the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and eliminating the domestic production activities deduction. We are currently evaluating the impact of the Act, however we do not anticipate that the Act will have a material impact on our financial condition and results of operations. At this time, we do not anticipate a significant reduction in our effective income tax rate or our net deferred federal income tax assets as a result of the income tax rate reduction, as we expect to be in a valuation allowance in 2018.
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
Note 13 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of March 31, 2018 and December 31, 2017, TimkenSteel had a $0.8 million and a $0.9 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency (EPA) and similar state or local authorities. TimkenSteel recorded reserves for such environmental matters as other current and non-current liabilities on the Consolidated Balance Sheets. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations. As of March 31, 2018 and December 31, 2017, TimkenSteel had a $0.9 million and $0.5 million reserve for such environmental matters as other current and non-current liabilities on the Unaudited Consolidated Balance Sheets, respectively.
The following rollforward of the accrual related to environmental matters for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance, January 1	$0.5	$0.6
Expenses	0.4	—
Payments	—	—
Ending balance, March 31	$0.9	$0.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Business Overview
TimkenSteel Corporation (we, us, our, the Company or TimkenSteel) was incorporated in Ohio on October 24, 2013, and became an independent, publicly traded company as the result of a spinoff from The Timken Company on June 30, 2014.
We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-add solutions such as precision steel components, and billets. In addition, we manage machining, thermal treatment, and raw material recycling programs that are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; OCTG; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
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
We value some of our inventory utilizing the LIFO inventory valuation method. Changes in the cost of raw materials and production activities are recognized in cost of products sold in the current period even though these materials and other costs may have been incurred in different periods at significantly different values due to the length of time of our production cycle. In a period of rising raw material prices, cost of products sold recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw materials prices, cost of products sold recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. In periods of rising inventories and deflating raw material prices, the likely result will be a positive impact to net income. Conversely, in periods of rising inventories and increasing raw materials prices, the likely result will be a negative impact to net income.
Results of Operations
Net Sales
The charts below present net sales and shipments for the three months ended March 31, 2018 and 2017.
Net sales for the three months ended March 31, 2018 were $381 million, an increase of approximately $72 million or 23% compared to the three months ended March 31, 2017. Excluding surcharges, net sales increased $39 million, or 16%. The increase was due to higher volumes of $22 million and price/mix of approximately $18 million. For the three months ended March 31, 2018, ship tons increased by 20 thousand tons, or 7% compared to the three months ended March 31, 2017, due primarily to higher demand in industrial and energy end markets.
Our surcharge mechanism is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material costs being over- or under-recovered in certain periods.

Gross Profit
Gross profit for the three months ended March 31, 2018 increased $4 million, or 24%, compared to the three months ended March 31, 2017. The increase was driven primarily by a favorable raw material spread, largely driven by a rising No.1 Busheling Index. As well as increased prices and higher demands in the industrial and energy end markets. Partially offsetting the increase was unfavorable manufacturing costs, primarily due to non-recurring legal costs and employee benefits claims and production inefficiencies.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expense for the three months ended March 31, 2018 increased by $2 million compared to the three months ended March 31, 2017, due primarily to an increase in variable compensation and employee costs.
Interest Expense

	Three Months Ended March 31,
	2018	2017	$ Change
Cash interest paid	$0.9	$0.5	$0.4
Accrued interest	1.9	1.9	—
Amortization of convertible notes discount and deferred financing	1.8	1.2	0.6
Total Interest Expense	$4.6	$3.6	$1.0
Interest expense for the three months ended March 31, 2018 was approximately $5 million, an increase of $1 million compared to the three months ended March 31, 2017. The increase is due to the write-off of deferred financing costs of $0.5 million associated with amending the Credit Agreement and $0.2 million associated with the redemption of the Revenue Refunding Bonds, which occurred in the first quarter of 2018 and higher average borrowings on the Amended Credit Agreement in the first quarter of 2018 compared to average borrowings on the Credit Agreement in the same period in 2017, partially offset by lower interest rates. For additional details regarding the Credit Agreement, the Amended Credit Agreement and the Revenue Refunding Bonds, please refer to Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements.
Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Provision (benefit) for income taxes	$0.1	$0.3	($0.2)	(66.7)%
Effective tax rate	(5.6)%	(6.0)%	NM	—	bps
Operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, we assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not we would not realize a portion of our U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and 2017 remained in a valuation allowance position in the first quarter of 2018. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.
The effective tax rate for the three months ended March 31, 2018 was similar to the same period in 2017.

On December 22, 2017, the Tax Cut and Jobs Act (the Act) was signed into law, which enacts significant changes to U.S. tax and related laws. We are currently evaluating the impact of the Act, however we do not anticipate that the Act will have a material impact on our financial condition and results of operations. At this time, we do not anticipate a significant reduction in our effective income tax rate or our net deferred federal income tax assets as a result of the income tax rate reduction, as we expect to be in a valuation allowance in 2018.
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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	Three Months Ended March 31, 2018
	Mobile	Industrial	Energy	Other	Total
Tons	110.4	113.7	29.0	46.6	299.7

Net Sales	$142.5	$147.7	$49.1	$41.5	$380.8
Less: Surcharges	31.3	35.2	11.0	13.2	90.7
Base Sales	$111.2	$112.5	$38.1	$28.3	$290.1

Net Sales / Ton	$1,291	$1,299	$1,693	$891	$1,271
Base Sales / Ton	$1,007	$989	$1,314	$607	$968

	Three Months Ended March 31, 2017
	Mobile	Industrial	Energy	Other	Total
Tons	114.9	99.4	16.9	48.7	279.9

Net Sales	$136.6	$110.6	$23.7	$38.5	$309.4
Less: Surcharges	22.9	20.4	2.9	12.1	58.3
Base Sales	$113.7	$90.2	$20.8	$26.4	$251.1

Net Sales / Ton	$1,189	$1,113	$1,402	$791	$1,105
Base Sales / Ton	$990	$907	$1,231	$542	$897

THE BALANCE SHEET
The following discussion is a comparison of the Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017:

Current Assets	March 31, 2018	December 31, 2017
Cash and cash equivalents	$35.4	$24.5
Accounts receivable, net	181.1	149.8
Inventories, net	252.8	224.0
Deferred charges and prepaid expenses	3.5	3.9
Other current assets	7.6	8.0
Total Current Assets	$480.4	$410.2
Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivable, net increased approximately $31 million as of March 31, 2018 compared to December 31, 2017, due to an increase in net sales of approximately

$39 million in the first quarter of 2018 compared to the fourth quarter of 2017. Inventories, net increased approximately $29 million as of March 31, 2018 compared to December 31, 2017, primarily due to increased raw material costs and an inventory build in support of anticipated sales volumes.

Property, Plant and Equipment	March 31, 2018	December 31, 2017
Property, plant and equipment, net	$691.9	$706.7
Property, plant and equipment, net decreased approximately $15 million as of March 31, 2018 compared to December 31, 2017. The decrease was primarily due to depreciation expense of approximately $17 million, partially offset by capital expenditures of approximately $2 million during the three months ended March 31, 2018.

Other Assets	March 31, 2018	December 31, 2017
Pension assets	$17.4	$14.6
Intangible assets, net	18.8	19.9
Other non-current assets	5.9	5.2
Total Other Assets	$42.1	$39.7
Pension assets increased approximately $3 million as of March 31, 2018 compared to December 31, 2017, primarily driven by the annual pension contribution made in the first quarter of 2018 to the Company’s U.K. pension plan. Intangible assets, net decreased approximately $1 million as of March 31, 2018 compared to December 31, 2017, primarily due to amortization expense of $2 million recognized, partially offset by capitalized software expenditures during the three months ended March 31, 2018.

Liabilities and Shareholders’ Equity	March 31, 2018	December 31, 2017
Current liabilities	$231.0	$206.8
Convertible notes, net	71.1	70.1
Other long-term debt	130.0	95.2
Accrued pension and postretirement costs - long-term	209.2	210.8
Other non-current liabilities	11.1	12.7
Total shareholders’ equity	562.0	560.7
Total Liabilities and Shareholders’ Equity	$1,214.4	$1,156.6
Current liabilities increased approximately $24 million as of March 31, 2018 compared to December 31, 2017, primarily due to an increase in accounts payable of approximately $36 million from higher productions and scrap costs, partially offset by lower plant maintenance cost accruals related to our annual shutdown that occurred in the fourth quarter of 2017.
Other long-term debt increased due to borrowings of $35 million on the Amended Credit Agreement primarily to fund working capital. See Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements and the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of our other long-term debt and the Convertible Notes.
Refer to Note 8 - Changes in Shareholders' Equity in the Notes to Unaudited Consolidated Financial Statements for details regarding the decrease in total shareholder’s equity.
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

Credit Agreement
On February 26, 2016, the Company entered into a $265 million asset based Revolving Credit Facility (Credit Agreement).
Amended Credit Agreement
On January 26, 2018, we as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Second Amended and Restated Credit Agreement (Amended Credit Agreement), with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which amended and restated the Company’s existing Credit Agreement.
The Amended Credit Agreement provides for a $300 million asset-based revolving credit facility, including a $15 million sublimit for the issuance of commercial and standby letters of credit and a $30 million sublimit for swingline loans. Pursuant to the terms of the Amended Credit Agreement, we are entitled, on up to 0.0 million occasions and subject to the satisfaction of certain conditions, to request increases in the commitments under the Amended Credit Agreement in the aggregate principal amount of up to $50 million, to the extent that existing or new lenders agree to provide such additional commitments.
The availability of borrowings under the Amended Credit Agreement is subject to a borrowing base calculation based upon a valuation of the eligible accounts receivable, inventory and machinery and equipment of us and our subsidiary guarantors, each multiplied by an applicable advance rate. The availability of borrowings may be further modified by reserves established from time to time by the administrative agent in its permitted discretion.
The interest rate per annum applicable to loans under the Amended Credit Agreement will be, at our option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate of the administrative agent, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on our average quarterly availability. In addition, we will pay a commitment fee on the average daily unused amount of the credit facility in a percentage determined by our average daily availability for the most recently completed calendar month. The interest rate under the Amended Credit Agreement was 3.9% as of March 31, 2018. The amount available under the Amended Credit Agreement as of March 31, 2018 was approximately $167 million.
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
In addition, the Amended Credit Agreement requires us to (i) unless certain conditions are met, maintain certain minimum liquidity as specified in the Amended Credit Agreement during the period commencing on March 1, 2021 and ending on June 1, 2021 and (ii) maintain a minimum specified fixed charge coverage ratio on a springing basis if minimum availability requirements as specified in the Amended Credit Agreement are not maintained.
The Amended Credit Agreement contains certain customary events of default. If any event of default occurs and is continuing, the Lenders would be entitled to take various actions, including the acceleration of amounts due under the Amended Credit Agreement, and exercise other rights and remedies.

Revenue Refunding Bonds
In connection to the Amended Credit Agreement, on January 23, 2018, we redeemed in full $12.2 million of Ohio Water Development Revenue Refunding Bonds (originally due on November 1, 2025), $9.5 million of Ohio Air Quality Development Revenue Refunding Bonds (originally due on November 1, 2025) and $8.5 million of Ohio Pollution Control Revenue Refunding Bonds (originally due on June 1, 2033).
The following represents a summary of key liquidity measures under the Amended Credit Agreement as of March 31, 2018 and the Credit Agreement as of December 31, 2017:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$35.4	$24.5

Maximum availability	$300.0	$265.0
Amount borrowed	130.0	65.0
Letter of credit obligations	2.6	2.6
Availability not borrowed	167.4	197.4
Availability block	—	33.1
Net availability	$167.4	$164.3

Total liquidity	$202.8	$188.8

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. We currently expect that our cash and cash equivalents on hand, expected cash flows from operations and borrowings available under the Amended Credit Agreement will be sufficient to meet liquidity needs; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include growing market demand, lowered operating costs and increased liquidity.
As of March 31, 2018, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2018 operating plan and our long-range plan, we believe that our cash balance as of March 31, 2018 of $35 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through January 26, 2023, the maturity date of our Amended Credit Agreement.
To the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, and cash on hand or credit availability is insufficient, we would seek additional financing to provide additional liquidity. We regularly evaluate our potential access to the equity and debt capital markets as sources of liquidity and we believe additional financing would likely be available if necessary, although we can make no assurance as to the form or terms of any such financing. We would also consider additional cost reductions and further reductions of capital expenditures. Regardless, we will continue to evaluate additional financing or may seek to refinance outstanding borrowings under the Amended Credit Agreement to provide us with additional flexibility and liquidity. Any additional financing beyond that incurred to refinance existing debt would increase our overall debt and could increase interest expense. For additional discussion regarding risk factors related to our business and our debt, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
For additional details regarding the Credit Agreement, the Amended Credit Agreement and the Convertible Notes, please refer to Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements.

Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2018 and 2017. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Three Months Ended March 31,
	2018	2017
Net cash used by operating activities	($19.4)	($26.3)
Net cash used by investing activities	(2.2)	(2.7)
Net cash provided by financing activities	32.5	24.0
Increase (Decrease) in Cash and Cash Equivalents	$10.9	($5.0)
Operating activities
Net cash used by operating activities for the three months ended March 31, 2018 and 2017 was approximately $19 million, a decrease of approximately $7 million compared to the same period in 2017. The decrease was driven primarily due to the effect of managing working capital with volume. During the three months ended March 31, 2018, our working capital was a use of cash and cash equivalents of $37 million, funded primarily by $35 million of cash provided from borrowings on the Amended Credit Agreement. Refer to the Unaudited Consolidated Statements of Cash Flows for additional information.
Investing activities
Net cash used by investing activities for the three months ended March 31, 2018 and 2017 was approximately $2 million and $3 million, respectively. Cash used for investing activities primarily relates to maintaining capital investments in our production processes.
Our business sometimes requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our construction in progress balance of approximately $17 million as of March 31, 2018 includes: (a) $8 million relating to growth initiatives (e.g. new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $9 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. In the next one to three years, we expect to incur approximately $25 million of additional costs (made up of approximately $20 million relating to additional growth initiatives and approximately $5 million related to continuous improvement) to complete other remaining projects.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was approximately $33 million and $24 million, respectively. The change was mainly due to net borrowings of $35 million on the Amended Credit Agreement during the three months ended March 31, 218 as compared to $25 million on the Credit Agreement during the three months ended March 31, 2017. See Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements for additional discussion of our Credit Agreement and Amended Credit Agreement.
Covenant Compliance
As stated above, on January 26, 2018, we entered into the Amended Credit Agreement, which amended and restated the Credit Agreement.
The Amended Credit Agreement contains certain customary covenants, including covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions, sale-leaseback transactions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. As of March 31, 2018, we were in compliance with the covenants of the Amended Credit Agreement.
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
For additional discussion regarding risk factors related to our business and our debt, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
On January 1, 2018, TimkenSteel adopted ASU 2014-09 “Revenue from Contracts with Customers.” Refer to Note 2 - Recent Accounting Pronouncementsand Note 10 - Revenue Recognition for additional information.
New Accounting Guidance
See Note 2 - Recent Accounting Pronouncementsin the Notes to the Unaudited Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
Certain statements set forth in this Quarterly Report on Form 10-Q (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

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

•	The overall impact of mark-to-market accounting; and

•	Those items identified under the caption Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2018, we have approximately $201 million of aggregate debt outstanding, of which $130 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1 million annually, with a corresponding increase in loss before income taxes of the same amount.
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
Canton, Ohio  U.S. EPA Notice of Violation.

The EPA issued two related Notices of Violation (NOV) to TimkenSteel on August 5, 2014 and November 2, 2015.  The EPA alleges violations under the Clean Air Act based on alleged violations of permitted emission limits and engineering requirements at TimkenSteel’s Faircrest and Harrison Steel Plants in Canton, Ohio.  TimkenSteel disputes many of EPA’s allegations but is working cooperatively with EPA and the U.S. Department of Justice to resolve the government’s claims.  Negotiations to resolve the NOVs are ongoing, but it is not anticipated that the ultimate resolution of the NOVs will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information, please refer to Note 13 - Contingencies in the Notes to Unaudited Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. There have been no material changes to such risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	TimkenSteel Corporation Amended and Restated Annual Performance Award Plan, effective January 1, 2018.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	April 26, 2018	/s/ Christopher J. Holding
Christopher J. Holding Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1	TimkenSteel Corporation Amended and Restated Annual Performance Award Plan, effective January 1, 2018.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.