Form 10-Q
period 2018-06-30
TimkenSteel Corp
filed 2018-07-26
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2018
Common Shares, without par value	44,584,668

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions, except per share data)
Net sales	$413.5	$339.3	$794.3	$648.7
Cost of products sold	381.4	315.5	741.1	607.9
Gross Profit	32.1	23.8	53.2	40.8

Selling, general and administrative expenses	24.9	22.3	49.6	45.2
Impairment charges and loss on sale or disposal of assets	0.9	—	0.9	—
Operating Income (Loss)	6.3	1.5	2.7	(4.4)

Interest expense	3.9	3.7	8.5	7.3
Other income, net	6.2	4.3	12.6	8.8
Income (Loss) Before Income Taxes	8.6	2.1	6.8	(2.9)
Provision for income taxes	0.2	0.8	0.3	1.1
Net Income (Loss)	$8.4	$1.3	$6.5	($4.0)

Per Share Data:
Basic earnings (loss) per share	$0.19	$0.03	$0.15	($0.09)
Diluted earnings (loss) per share	$0.19	$0.03	$0.14	($0.09)

Dividends per share	$—	$—	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Net Income (Loss)	$8.4	$1.3	$6.5	($4.0)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1.2)	0.6	(0.4)	0.8
Pension and postretirement liability adjustments	0.2	—	0.3	0.3
Other comprehensive income (loss), net of tax	(1.0)	0.6	(0.1)	1.1
Comprehensive Income (Loss), net of tax	$7.4	$1.9	$6.4	($2.9)
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$39.0	$24.5
Accounts receivable, net of allowances (2018 - $1.8 million; 2017 - $1.4 million)	173.6	149.8
Inventories, net	294.5	224.0
Deferred charges and prepaid expenses	2.3	3.9
Other current assets	10.9	8.0
Total Current Assets	520.3	410.2

Property, Plant and Equipment, Net	679.8	706.7

Other Assets
Pension assets	17.4	14.6
Intangible assets, net	17.5	19.9
Other non-current assets	5.0	5.2
Total Other Assets	39.9	39.7
Total Assets	$1,240.0	$1,156.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$177.8	$135.3
Salaries, wages and benefits	29.4	32.4
Accrued pension and postretirement costs	11.5	11.5
Other current liabilities	18.8	27.6
Total Current Liabilities	237.5	206.8

Non-Current Liabilities
Convertible notes, net	72.0	70.1
Other long-term debt	150.0	95.2
Accrued pension and postretirement costs	197.7	210.8
Deferred income taxes	—	0.3
Other non-current liabilities	11.8	12.7
Total Non-Current Liabilities	431.5	389.1

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares; none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2018 and 2017- 45.7 million shares	—	—
Additional paid-in capital	842.7	843.7
Retained deficit	(231.0)	(238.0)
Treasury shares - 2018 - 1.1 million; 2017 - 1.3 million	(33.0)	(37.4)
Accumulated other comprehensive loss	(7.7)	(7.6)
Total Shareholders’ Equity	571.0	560.7
Total Liabilities and Shareholders’ Equity	$1,240.0	$1,156.6
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net Income (Loss)	$6.5	($4.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36.9	37.8
Amortization of deferred financing fees and debt discount	3.0	2.1
Impairment charges and loss on sale or disposal of assets	0.9	0.4
Deferred income taxes	(0.3)	0.2
Stock-based compensation expense	3.7	3.4
Pension and postretirement expense (benefit), net	(2.9)	1.6
Pension and postretirement contributions and payments	(12.9)	(2.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(23.8)	(61.9)
Inventories, net	(70.5)	(35.1)
Accounts payable, trade	42.5	43.8
Other accrued expenses	(12.9)	1.5
Deferred charges and prepaid expenses	1.6	1.0
Other, net	(1.9)	0.3
Net Cash Used by Operating Activities	(30.1)	(11.6)

Investing Activities
Capital expenditures	(9.0)	(6.8)
Proceeds from disposals of property, plant and equipment	1.0	—
Net Cash Used by Investing Activities	(8.0)	(6.8)

Financing Activities
Proceeds from exercise of stock options	0.2	0.2
Shares surrendered for employee taxes on stock compensation	(0.7)	(1.2)
Revenue Refunding Bonds repayments	(30.2)	—
Credit Agreement repayments	(65.0)	—
Amended Credit Agreement borrowings	155.0	30.0
Amended Credit Agreement repayments	(5.0)	—
Debt issuance costs related to Amended Credit Agreement	(1.7)	—
Net Cash Provided by Financing Activities	52.6	29.0
Increase In Cash and Cash Equivalents	14.5	10.6
Cash and cash equivalents at beginning of period	24.5	25.6
Cash and Cash Equivalents at End of Period	$39.0	$36.2
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
Note 2 - Recent Accounting Pronouncements
Adoption of New Accounting Standards
The Company adopted the following Accounting Standard Updates (ASU) in the first quarter of 2018, all of which were effective as of date January 1, 2018. The adoption of these standards did not have a material impact on the Unaudited Consolidated Financial Statements or the related Notes to the Unaudited Consolidated Financial Statements.

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

For the three and six months ended June 30, 2018, the adoption of the new revenue standard did not have a material impact on the Unaudited Consolidated Financial Statements.
Accounting Standards Issued But Not Yet Adopted
The Company has considered the recent ASUs issued by the FASB summarized below.

Standard Pending Adoption	Description	Effective Date	Anticipated Impact
ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	The standard provides an expanded scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees.	January 1, 2019	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-02, Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The standard permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings.	January 1, 2019	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
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

Note 3 - Inventories
The components of inventories, net as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Inventories:
Manufacturing supplies	$40.3	$36.3
Raw materials	45.8	31.9
Work in process	190.5	137.8
Finished products	90.1	82.9
Gross inventory	366.7	288.9
Allowance for surplus and obsolete inventory	(7.5)	(7.8)
LIFO reserve	(64.7)	(57.1)
Total Inventories, net	$294.5	$224.0
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
TimkenSteel projects that its LIFO reserve will increase for the year ending December 31, 2018, due primarily to higher anticipated scrap prices and inflation.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
Property, Plant and Equipment, net:
Land	$13.4	$13.4
Buildings and improvements	422.6	420.6
Machinery and equipment	1,403.0	1,387.4
Construction in progress	14.3	30.4
Subtotal	1,853.3	1,851.8
Less allowances for depreciation	(1,173.5)	(1,145.1)
Property, Plant and Equipment, net	$679.8	$706.7
Total depreciation expense was $34.0 million and $34.2 million for the six months ended June 30, 2018 and 2017, respectively. TimkenSteel recorded capitalized interest related to construction projects of $0.1 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, TimkenSteel recorded approximately $0.5 million of impairment charges and loss on sale or disposals related to the discontinued use of certain assets.

Note 5 - Intangible Assets
The components of intangible assets, net as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.3	$4.4	$1.9	$6.3	$4.1	$2.2
Technology use	9.0	6.1	2.9	9.0	5.9	3.1
Capitalized software	58.9	46.2	12.7	59.1	44.5	14.6
Total Intangible Assets	$74.2	$56.7	$17.5	$74.4	$54.5	$19.9
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the six months ended June 30, 2018 and 2017 was $2.9 million and $3.6 million, respectively. During the six months ended June 30, 2018, TimkenSteel recorded approximately $0.4 million of impairment charges due to the discontinued use of certain capitalized software. There were no impairment charges recorded during the six months ended June 30, 2017.
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
The components of the Convertible Notes as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017

Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(1.4)	(1.6)
Less: Debt discount, net of amortization	(12.9)	(14.6)
Convertible notes, net	$72.0	$70.1
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
The following table sets forth total interest expense recognized related to the Convertible Notes for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$1.3	$1.3	$2.6	$2.6
Amortization of debt issuance costs	0.1	0.1	0.2	0.2
Amortization of debt discount	0.8	0.8	1.7	1.6
Total	$2.2	$2.2	$4.5	$4.4
The fair value of the Convertible Notes was approximately $157.0 million as of June 30, 2018. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy, is based on the last price traded in June 2018.
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
Other Long-Term Debt
The components of other long-term debt as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017

Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.58% as of December 31, 2017)	$—	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.60% as of December 31, 2017)	—	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (1.60% as of December 31, 2017)	—	8.5
Credit Agreement, due 2019 (LIBOR plus applicable spread)	—	65.0
Amended Credit Agreement, due 2023 (LIBOR plus applicable spread)	150.0	—
Total Other Long-Term Debt	$150.0	$95.2
Credit Agreement

On February 26, 2016, the Company, as a borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Amended and Restated Credit Agreement (the Credit Agreement), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement provided for a $265 million asset based revolving credit facility.
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
The interest rate per annum applicable to loans under the Amended Credit Agreement will be, at the Company’s option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate of the administrative agent, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on the Company’s average quarterly availability. In addition, the Company will pay a commitment fee on the average daily unused amount of the credit facility in a percentage determined by the Company’s average daily availability for the most recently completed calendar month. The interest rate under the Amended Credit Agreement was 4.0% as of June 30, 2018. The amount available under the Amended Credit Agreement as of June 30, 2018 was $147.4 million.
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

Revenue Refunding Bonds
In connection with entering into the Amended Credit Agreement, on January 23, 2018, the Company redeemed in full $12.2 million of Ohio Water Development Revenue Refunding Bonds (originally due on November 1, 2025), $9.5 million of Ohio Air Quality Development Revenue Refunding Bonds (originally due on November 1, 2025) and $8.5 million of Ohio Pollution Control Revenue Refunding Bonds (originally due on June 1, 2033).
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2017	($5.9)	($1.7)	($7.6)
Other comprehensive income before reclassifications, before income tax	(0.4)	—	(0.4)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.3	0.3
Income tax	—	—	—
Net current period other comprehensive (loss) income, net of income taxes	(0.4)	0.3	(0.1)
Balance at June 30, 2018	($6.3)	($1.4)	($7.7)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2016	($7.0)	($2.4)	($9.4)
Other comprehensive income before reclassifications, before income tax	0.8	—	0.8
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.8	0.8
Income tax	—	(0.5)	(0.5)
Net current period other comprehensive income, net of income taxes	0.8	0.3	1.1
Balance at June 30, 2017	($6.2)	($2.1)	($8.3)

The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in other income, net in the Unaudited Consolidated Statements of Operations. These accumulated other comprehensive loss components are components of net periodic benefit cost. See Note 9 - Retirement and Postretirement Plans for additional information.

Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the six months ended June 30, 2018 were as follows:

	Total	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$560.7	$843.7	($238.0)	($37.4)	($7.6)
Net Income	6.5	—	6.5	—	—
Pension and postretirement adjustment, net of tax	0.3	—	—	—	0.3
Foreign currency translation adjustments	(0.4)	—	—	—	(0.4)
ASU 2014-09 adjustment	0.7	—	0.7	—	—
Stock-based compensation expense	3.7	3.7	—	—	—
Stock option activity	0.2	0.2	—	—	—
Issuance of treasury shares	—	(4.9)	(0.2)	5.1	—
Shares surrendered for taxes	(0.7)	—	—	(0.7)	—
Balance at June 30, 2018	$571.0	$842.7	($231.0)	($33.0)	($7.7)

Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017

Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$4.3	$0.5	$4.6	$0.4
Interest cost	11.4	1.9	12.3	2.1
Expected return on plan assets	(18.5)	(1.2)	(17.7)	(1.3)
Amortization of prior service cost	0.1	—	0.1	0.3
Net Periodic Benefit Cost	($2.7)	$1.2	($0.7)	$1.5

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017

Components of net periodic benefit cost:	Pension	Postretirement	Pension	Postretirement
Service cost	$8.6	$0.9	$9.2	$0.8
Interest cost	22.8	3.8	24.5	4.2
Expected return on plan assets	(36.9)	(2.4)	(35.2)	(2.7)
Amortization of prior service cost	0.2	0.1	0.2	0.6
Net Periodic Benefit Cost	($5.3)	$2.4	($1.3)	$2.9

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
The following table provides the major sources of revenue by end market sector.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mobile	$141.6	$135.6	$284.1	$272.2
Industrial	166.9	120.2	314.6	230.8
Energy	68.8	37.6	117.9	61.3
Other	36.2	45.9	77.7	84.4
Total Net Sales	$413.5	$339.3	$794.3	$648.7
The following table provides the major sources of revenue by product type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Bar	$262.4	$219.8	$496.8	$418.0
Tube	70.6	42.4	134.3	77.0
Value-add	69.2	68.4	141.9	136.3
Other	11.3	8.7	21.3	17.4
Total Net Sales	$413.5	$339.3	$794.3	$648.7

Note 11 - Earnings Per Share
Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method or if-converted method. For the Convertible Notes, the Company utilizes the if-converted method to calculate diluted loss per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense (including amortization of debt discount) recognized on the Convertible Notes and includes the number of shares potentially issuable related to the Convertible Notes in the weighted average shares outstanding. Treasury stock is excluded from the denominator in calculating both basic and diluted loss per share.
Common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the six months ended June 30, 2017 because the effect of their inclusion would have been anti-dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes, were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017 because the effect of their inclusion would have been anti-dilutive.
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) for basic and diluted earnings per share	$8.4	$1.3	$6.5	($4.0)

Denominator:
Weighted average shares outstanding, basic	44.6	44.4	44.5	44.3
Dilutive effect of stock-based awards	0.6	0.4	0.7	—
Weighted average shares outstanding, diluted	45.2	44.8	45.2	44.3

Basic earnings (loss) per share	$0.19	$0.03	$0.15	($0.09)
Diluted earnings (loss) per share	$0.19	$0.03	$0.14	($0.09)

Note 12 - Income Tax Provision
TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision for incomes taxes	$0.2	$0.8	$0.3	$1.1
Effective tax rate	1.9%	39.6%	4.1%	(39.1)%
Operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, the Company assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not it would not realize a portion of its U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and 2017 and remained in a valuation allowance position in the first half of 2018. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them. The change in the effective tax rate for the three and six months ended June 30, 2018 compared to the same periods in 2017 is primarily due to a discrete charge of approximately $1.0 million recorded in the second quarter of 2017.

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
Note 13 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of June 30, 2018 and December 31, 2017, TimkenSteel had a $0.6 million and a $0.9 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency (EPA) and similar state or local authorities. TimkenSteel recorded reserves for such environmental matters as other current and non-current liabilities on the Consolidated Balance Sheets. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations. As of June 30, 2018 and December 31, 2017, TimkenSteel had a $0.9 million and $0.5 million reserve for such environmental matters as other current and non-current liabilities on the Unaudited Consolidated Balance Sheets, respectively.
The following is a rollforward of the accrual related to environmental matters for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Beginning balance, January 1	$0.5	$0.6
Expenses	0.4	0.1
Payments	—	(0.1)
Ending balance, June 30	$0.9	$0.6

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
The SBQ bars, tubes, and billets production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, TX), Tryon Peak (Columbus, NC), and St. Clair (Eaton, OH). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.
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
Impact of Raw Material Prices and LIFO
In the ordinary course of business, we are exposed to the volatility of the costs of our raw materials. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing process. We also utilize a raw material surcharge mechanism that is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales.
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
Results of Operations
Net Sales
The charts below present net sales and shipments for the three months ended June 30, 2018 and 2017.
Net sales for the three months ended June 30, 2018 were $413.5 million, an increase of $74.2 million or 22% compared to the three months ended June 30, 2017. Excluding surcharges, net sales increased $48.0 million, or 18%. The increase was due to higher volumes of $20.0 million and price/mix of approximately $28.0 million. For the three months ended June 30, 2018, ship tons increased by 15.1 thousand tons, or 5%, compared to the three months ended June 30, 2017, due primarily to higher demand in industrial and energy end markets.

The charts below present net sales and shipments for the six months ended June 30, 2018 and 2017.
Net sales for the six months ended June 30, 2018 were $794.3 million, an increase of $145.6 million or 22% compared to the six months ended June 30, 2017. Excluding surcharges, net sales increased $87.0 million, or 17%. The increase was due to higher volumes of approximately $42 million and price/mix of approximately $46 million. For the six months ended June 30, 2018, ship tons increased by 34.9 thousand tons, or 6%, compared to the six months ended June 30, 2017, due primarily to higher demand in industrial and energy end markets.

Gross Profit
Gross profit for the three months ended June 30, 2018 increased $8.3 million, or 35%, compared to the three months ended June 30, 2017. The increase was driven primarily by a favorable price/mix due to higher demand in the industrial and energy end markets. Partially offsetting the increase were unfavorable manufacturing costs and LIFO primarily due to higher inflation and higher raw material costs impacted by timing as well as higher costs of obsolete grades of scrap, and the absence of a supplier refund that occurred in the three months ended June 30, 2017.

Gross profit for the six months ended June 30, 2018 increased $12.4 million, or approximately 30%, compared to the six months ended June 30, 2017. The increase was driven primarily by a favorable price/mix due to higher demand in the industrial and energy end markets and favorable raw material spread. Partially offsetting the increase were unfavorable manufacturing costs due to higher inflation, non-recurring legal costs and employee benefit claims and the absence of a supplier refund that occurred in the six months ended June 30, 2017.

Selling, General and Administrative Expenses
The charts below present selling, general and administrative (SG&A) expense for the three and six months ended June 30, 2018 and 2017.
SG&A expense for the three months and six months ended June 30, 2018 increased by $2.6 million and $4.4 million, respectively, compared to the same periods in 2017, due primarily to an increase in variable compensation and employee costs.
Interest Expense

	Three Months Ended June 30,
	2018	2017	$ Change
Cash interest paid	$4.3	$4.1	$0.2
Accrued interest	(1.6)	(1.3)	(0.3)
Amortization of convertible notes discount and deferred financing	1.2	0.9	0.3
Total Interest Expense	$3.9	$3.7	$0.2

	Six Months Ended June 30,
	2018	2017	$ Change
Cash interest paid	$5.2	$4.6	$0.6
Accrued interest	0.3	0.6	(0.3)
Amortization of convertible notes discount and deferred financing	3.0	2.1	0.9
Total Interest Expense	$8.5	$7.3	$1.2
Interest expense for the three months ended June 30, 2018 was $3.9 million, an increase of $0.2 million compared to the three months ended June 30, 2017. Interest expense for the six months ended June 30, 2018 increased $1.2 million, compared to the same period in 2017. The increase is due to the write-off of deferred financing costs of $0.5 million associated with amending the Credit Agreement and $0.2 million associated with the redemption of the Revenue Refunding Bonds, which occurred in the first quarter of 2018, and higher average borrowings on the Amended Credit Agreement in the first half of 2018 as compared to average borrowings on the Credit Agreement in the same period in 2017, partially offset by lower interest rates. For additional details regarding the Credit Agreement, the Amended Credit Agreement and the Revenue Refunding Bonds, please refer to Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements.

Provision for Income Taxes

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Provision for income taxes	$0.2	$0.8	($0.6)	(75.0)%
Effective tax rate	1.9%	39.6%	NM	—

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Provision for income taxes	$0.3	$1.1	($0.8)	(72.7)%
Effective tax rate	4.1%	(39.1)%	NM	—
Operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, we assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not we would not realize a portion of our U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and 2017 and remained in a valuation allowance position in the first half of 2018. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them. The change in the effective tax rate for the three and six months ended June 30, 2018 compared to the same periods in 2017 is primarily due to a discrete charge of approximately $1.0 million recorded in the second quarter of 2017.
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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	Three Months Ended June 30,
	2018					2017
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	111.9	123.0	40.5	34.3	309.7	108.7	102.8	25.7	57.4	294.6

Net Sales	$141.6	$166.9	$68.8	$36.2	$413.5	$135.6	$120.2	$37.6	$45.9	339.3
Less: Surcharges	34.9	42.9	15.1	10.9	103.8	28.2	27.7	6.0	15.7	77.6
Base Sales	$106.7	$124.0	$53.7	$25.3	$309.7	$107.4	$92.5	$31.6	$30.2	$261.7

Net Sales / Ton	$1,265.4	$1,356.9	$1,698.8	$1,055.4	$1,335.2	$1,247.5	$1,169.3	$1,463.0	$799.7	$1,151.7
Base Sales / Ton	$953.5	$1,008.1	$1,325.9	$737.6	$1,000.0	$988.0	$899.8	$1,229.6	$526.1	$888.3

	Six Months Ended June 30,
	2018					2017
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	222.3	236.7	69.5	80.9	609.4	223.6	202.2	42.6	106.1	574.5

Net Sales	$284.1	$314.6	$117.9	$77.7	$794.3	$272.2	$230.8	$61.3	$84.4	$648.7
Less: Surcharges	66.2	78.1	26.1	24.1	194.5	51.1	48.1	8.9	27.8	135.9
Base Sales	$217.9	$236.5	$91.8	$53.6	$599.8	$221.1	$182.7	$52.4	$56.6	$512.8

Net Sales / Ton	$1,278.0	$1,329.1	$1,696.4	$960.4	$1,303.4	$1,217.4	$1,141.4	$1,439.0	$795.5	$1,129.2
Base Sales / Ton	$980.2	$999.2	$1,320.9	$662.5	$984.2	$988.8	$903.6	$1,230.0	$533.5	$892.6

THE BALANCE SHEET
The following discussion is a comparison of the Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017:

Current Assets	June 30, 2018	December 31, 2017
Cash and cash equivalents	$39.0	$24.5
Accounts receivable, net	173.6	149.8
Inventories, net	294.5	224.0
Deferred charges and prepaid expenses	2.3	3.9
Other current assets	10.9	8.0
Total Current Assets	$520.3	$410.2
Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivable, net increased $23.8 million as of June 30, 2018 compared to December 31, 2017, due to an increase in net sales of approximately $72.1 million in the second quarter 2018 compared to the fourth quarter of 2017. Inventories, net increased $70.5 million as of June 30, 2018 compared to December 31, 2017, primarily due to increased raw material costs and inventory build for increased sales demand in the industrial and energy end markets.

Property, Plant and Equipment	June 30, 2018	December 31, 2017
Property, plant and equipment, net	$679.8	$706.7
Property, plant and equipment, net decreased $26.9 million as of June 30, 2018 compared to December 31, 2017. The decrease was primarily due to $34.0 million of depreciation expense and approximately $0.5 million of impairment charges and loss on sale or disposals related to the discontinued use of certain assets, partially offset by capital expenditures of approximately $8.0 million during the six months ended June 30, 2018.

Other Assets	June 30, 2018	December 31, 2017
Pension assets	$17.4	$14.6
Intangible assets, net	17.5	19.9
Other non-current assets	5.0	5.2
Total Other Assets	$39.9	$39.7
Pension assets increased $2.8 million as of June 30, 2018 compared to December 31, 2017, primarily driven by the annual pension contribution made in the first quarter of 2018 to the Company’s U.K. pension plan. Intangible assets, net decreased $2.4 million as of June 30, 2018 compared to December 31, 2017, primarily due to amortization expense of $2.9 million and approximately $0.4 million of impairment charges due to the discontinued use of certain capitalized software, partially offset by capitalized software expenditures of approximately $1.0 million during the six months ended June 30, 2018.

Liabilities and Shareholders’ Equity	June 30, 2018	December 31, 2017
Current liabilities	$237.5	$206.8
Convertible notes, net	72.0	70.1
Other long-term debt	150.0	95.2
Accrued pension and postretirement costs - long-term	197.7	210.8
Deferred income taxes	—	0.3
Other non-current liabilities	11.8	12.7
Total shareholders’ equity	571.0	560.7
Total Liabilities and Shareholders’ Equity	$1,240.0	$1,156.6
Current liabilities increased $30.7 million as of June 30, 2018 compared to December 31, 2017, primarily due to an increase in accounts payable of $42.5 million from higher production and scrap costs, partially offset by lower plant maintenance cost accruals related to our annual shutdown that occurred in the fourth quarter of 2017.
Other long-term debt increased due to net borrowings of $54.8 million on the Amended Credit Agreement primarily to fund working capital. See Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements and the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of our other long-term debt and the Convertible Notes.
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

Credit Agreement
On February 26, 2016, the Company, as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Amended and Restated Credit Agreement (the Credit Agreement), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement provided for a $265 million asset based revolving credit facility.
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
The Amended Credit Agreement provides for a $300 million asset-based revolving credit facility, including a $15 million sublimit for the issuance of commercial and standby letters of credit and a $30 million sublimit for swingline loans. Pursuant to the terms of the Amended Credit Agreement, we are entitled, on up to two occasions and subject to the satisfaction of certain conditions, to request increases in the commitments under the Amended Credit Agreement in the aggregate principal amount of up to $50 million, to the extent that existing or new lenders agree to provide such additional commitments.
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
The interest rate per annum applicable to loans under the Amended Credit Agreement will be, at our option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate of the administrative agent, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on our average quarterly availability. In addition, we will pay a commitment fee on the average daily unused amount of the credit facility in a percentage determined by our average daily availability for the most recently completed calendar month. The interest rate under the Amended Credit Agreement was 4.0% as of June 30, 2018. The amount available under the Amended Credit Agreement as of June 30, 2018 was approximately $147.4 million.
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
Revenue Refunding Bonds
In connection with entering into the Amended Credit Agreement, on January 23, 2018, we redeemed in full $12.2 million of Ohio Water Development Revenue Refunding Bonds (originally due on November 1, 2025), $9.5 million of Ohio Air Quality Development Revenue Refunding Bonds (originally due on November 1, 2025) and $8.5 million of Ohio Pollution Control Revenue Refunding Bonds (originally due on June 1, 2033).
The following represents a summary of key liquidity measures under the Amended Credit Agreement as of June 30, 2018 and the Credit Agreement as of December 31, 2017:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$39.0	$24.5

Maximum availability	$300.0	$265.0
Amount borrowed	150.0	65.0
Letter of credit obligations	2.6	2.6
Availability not borrowed	147.4	197.4
Availability block	—	33.1
Net availability	$147.4	$164.3

Total liquidity	$186.4	$188.8

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
As of June 30, 2018, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2018 operating plan and our long-range plan, we believe that our cash balance as of June 30, 2018 of $39.0 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through January 26, 2023, the maturity date of our Amended Credit Agreement.
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

Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2018 and 2017. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Six Months Ended June 30,
	2018	2017
Net cash used by operating activities	($30.1)	($11.6)
Net cash used by investing activities	(8.0)	(6.8)
Net cash provided by financing activities	52.6	29.0
Increase in Cash and Cash Equivalents	$14.5	$10.6
Operating activities
Net cash used by operating activities for the six months ended June 30, 2018 was $30.1 million compared to $11.6 million for the six months ended June 30, 2017. The change of $18.5 million was primarily due to the effect of managing working capital with volume. During the six months ended June 30, 2018, our working capital was a use of cash and cash equivalents of $65.0 million, funded primarily by $54.8 million net borrowings on the Amended Credit Agreement. Refer to the Unaudited Consolidated Statements of Cash Flows for additional information.
Investing activities
Net cash used by investing activities for the six months ended June 30, 2018 and 2017 was $8.0 million and $6.8 million, respectively. Cash used for investing activities primarily relates to maintaining capital investments in our production processes.
Our business sometimes requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our construction in progress balance of $14.3 million as of June 30, 2018 includes: (a) $3 million relating to growth initiatives (e.g. new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $11 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. In the next one to three years, we expect to incur approximately $35 million of additional costs (made up of approximately $26 million relating to additional growth initiatives and approximately $9 million related to continuous improvement) to complete other remaining projects.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $52.6 million and $29.0 million, respectively. The change was mainly due to net borrowings of $54.8 million on the Amended Credit Agreement during the six months ended June 30, 2018 as compared to $30 million on the Credit Agreement during the six months ended June 30, 2017. See Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements for additional discussion of our Credit Agreement and Amended Credit Agreement.
Covenant Compliance
As stated above, on January 26, 2018, we entered into the Amended Credit Agreement, which amended and restated the Credit Agreement.
The Amended Credit Agreement contains certain customary covenants, including covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions, sale-leaseback transactions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. As of June 30, 2018, we were in compliance with the covenants of the Amended Credit Agreement.
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
On January 1, 2018, TimkenSteel adopted ASU 2014-09 “Revenue from Contracts with Customers.” Refer to Note 2 - Recent Accounting Pronouncements and Note 10 - Revenue Recognition for additional information.
New Accounting Guidance
See Note 2 - Recent Accounting Pronouncements in the Notes to the Unaudited Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of June 30, 2018, we have $222.0 million of aggregate debt outstanding, of which $150.0 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.5 million annually, with a corresponding increase in income before income taxes of the same amount.
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
Commodity Price Risk
In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys, natural gas and electricity. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing business. We also utilize a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap, alloys and other raw materials, as well as natural gas. From time to time, we may use financial instruments to hedge a portion of our exposure to price risk related to natural gas and electricity purchases. In periods of stable demand for our products, the surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand and cost of raw materials is lower, however, the surcharge impacts sales prices to a lesser extent.
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

TIMKENSTEEL CORPORATION

Date:	July 26, 2018	/s/ Christopher J. Holding
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