Form 10-Q
period 2018-09-30
TimkenSteel Corp
filed 2018-10-25
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2018
Common Shares, without par value	44,584,668

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in millions, except per share data)
Net sales	$409.9	$339.1	$1,204.2	$987.8
Cost of products sold	385.3	320.6	1,126.4	928.5
Gross Profit	24.6	18.5	77.8	59.3

Selling, general and administrative expenses	24.0	22.5	73.6	67.7
Impairment charges and loss on sale or disposal of assets	—	—	0.9	—
Operating Income (Loss)	0.6	(4.0)	3.3	(8.4)

Interest expense	4.4	3.7	12.9	11.0
Other income, net	6.1	1.9	18.7	10.7
Income (Loss) Before Income Taxes	2.3	(5.8)	9.1	(8.7)
Provision for income taxes	0.9	0.1	1.2	1.2
Net Income (Loss)	$1.4	($5.9)	$7.9	($9.9)

Per Share Data:
Basic earnings (loss) per share	$0.03	($0.13)	$0.18	($0.22)
Diluted earnings (loss) per share	$0.03	($0.13)	$0.17	($0.22)
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in millions)
Net income (loss)	$1.4	($5.9)	$7.9	($9.9)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(0.5)	0.3	(0.9)	1.1
Pension and postretirement liability adjustments	0.2	0.1	0.5	0.4
Other comprehensive income (loss), net of tax	(0.3)	0.4	(0.4)	1.5
Comprehensive Income (Loss), net of tax	$1.1	($5.5)	$7.5	($8.4)
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$27.0	$24.5
Accounts receivable, net of allowances (2018 - $1.7 million; 2017 - $1.4 million)	172.1	149.8
Inventories, net	285.3	224.0
Deferred charges and prepaid expenses	4.7	3.9
Other current assets	8.3	8.0
Total Current Assets	497.4	410.2

Property, Plant and Equipment, Net	670.2	706.7

Other Assets
Pension assets	18.0	14.6
Intangible assets, net	16.8	19.9
Other non-current assets	4.9	5.2
Total Other Assets	39.7	39.7
Total Assets	$1,207.3	$1,156.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$138.8	$135.3
Salaries, wages and benefits	32.2	32.4
Accrued pension and postretirement costs	2.9	11.5
Other current liabilities	22.7	27.6
Total Current Liabilities	196.6	206.8

Non-Current Liabilities
Convertible notes, net	73.0	70.1
Other long-term debt	145.0	95.2
Accrued pension and postretirement costs	205.9	210.8
Deferred income taxes	0.6	0.3
Other non-current liabilities	11.9	12.7
Total Non-Current Liabilities	436.4	389.1

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares; none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2018 and 2017- 45.7 million shares	—	—
Additional paid-in capital	844.9	843.7
Retained deficit	(229.6)	(238.0)
Treasury shares - 2018 - 1.1 million; 2017 - 1.3 million	(33.0)	(37.4)
Accumulated other comprehensive loss	(8.0)	(7.6)
Total Shareholders’ Equity	574.3	560.7
Total Liabilities and Shareholders’ Equity	$1,207.3	$1,156.6
See accompanying Notes to Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
(Dollars in millions)
Operating Activities
Net income (loss)	$7.9	($9.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55.0	56.4
Amortization of deferred financing fees and debt discount	4.3	3.1
Impairment charges and loss on sale or disposal of assets	0.9	0.4
Deferred income taxes	0.3	0.7
Stock-based compensation expense	5.9	4.9
Pension and postretirement expense (benefit), net	(4.3)	4.6
Pension and postretirement contributions and payments	(12.4)	(2.5)
Changes in operating assets and liabilities:
Accounts receivable, net	(22.3)	(69.0)
Inventories, net	(61.3)	(55.3)
Accounts payable	3.5	46.8
Other accrued expenses	(5.9)	10.7
Deferred charges and prepaid expenses	(0.8)	(1.4)
Other, net	0.8	(1.2)
Net Cash Used by Operating Activities	(28.4)	(11.7)

Investing Activities
Capital expenditures	(17.7)	(11.9)
Proceeds from disposals of property, plant and equipment	1.0	—
Net Cash Used by Investing Activities	(16.7)	(11.9)

Financing Activities
Proceeds from exercise of stock options	0.2	0.2
Shares surrendered for employee taxes on stock compensation	(0.7)	(1.4)
Revenue Refunding Bonds repayments	(30.2)	—
Credit Agreement repayments	(65.0)	(5.0)
Amended Credit Agreement borrowings	155.0	30.0
Amended Credit Agreement repayments	(10.0)	—
Debt issuance costs related to Amended Credit Agreement	(1.7)	—
Net Cash Provided by Financing Activities	47.6	23.8
Increase In Cash and Cash Equivalents	2.5	0.2
Cash and cash equivalents at beginning of period	24.5	25.6
Cash and Cash Equivalents at End of Period	$27.0	$25.8
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
ASU 2014-09, Revenue from Contracts with Customers
The standard defines that a company will recognize revenue when it transfers control of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.

ASU 2017-01, Clarifying the Definition of a Business	The standard clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions, or disposals of assets or businesses.
ASU 2017-09, Stock Compensation, Scope of Modification Accounting	The standard provides guidance intended to reduce diversity in practice when accounting for a modification to the terms and conditions of a share-based payment award.

On January 1, 2018, TimkenSteel adopted the new revenue standard using the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018, are presented in accordance with the new revenue standard. Comparative financial information for reporting periods beginning prior to January 1, 2018, has not been adjusted and continues to be reported in accordance with the Company's revenue recognition policies prior to the adoption of the new revenue standard. The cumulative effect was an adjustment to the opening balance of retained earnings. Under the new revenue standard, the Company will continue to recognize revenue at a point in time when it transfers promised goods or services to customers. Refer to Note 10 - Revenue Recognition for further discussion.
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

For the three and nine months ended September 30, 2018, the adoption of the new revenue standard did not have a material impact on the Unaudited Consolidated Financial Statements.
Accounting Standards Issued But Not Yet Adopted
The Company has considered the recent ASUs issued by the FASB summarized below.

Standard Pending Adoption	Description	Effective Date	Anticipated Impact
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
The standard aligns the requirements for capitalizing implementation costs in cloud computing software arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
		January 1, 2020	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)	The standard eliminates, modifies and adds disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2021	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-13, Fair Value Measurement (Topic 820)	The standard eliminates, modifies and adds disclosure requirements for fair value measurements.	January 1, 2020	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	The standard provides an expanded scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees.	January 1, 2019	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-02, Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The standard permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings.	January 1, 2019	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-01, Leases - Land Easement Practical Expedient for Transition to Topic 842
The standard provides an optional transition practical expedient for land easements that allows an entity to continue applying its current accounting policy for certain land easements that exist or expire before the standard’s effective date.
		January 1, 2019	The Company plans to elect this transition practical expedient in connection with the adoption of ASU 2016-02, Leases on January 1, 2019.
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

		January 1, 2020	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

Standard Pending Adoption	Description	Effective Date	Anticipated Impact
ASU 2016-02, Leases
The standard requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for operating leases, and requires additional quantitative and qualitative disclosures and must be adopted using a modified retrospective approach.
January 1, 2019
The Company is finalizing its review of lease contracts, related systems and internal controls as it continues to evaluate the impact of the adoption of this ASU on its results of operations and financial condition. The Company plans to adopt this ASU 2014-09 as of January 1, 2019, using the transition approach as of the beginning of the period of adoption, without recasting prior periods.

Note 3 - Inventories
The components of inventories, net of reserves, as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Manufacturing supplies	$45.7	$36.3
Raw materials	50.0	31.9
Work in process	159.4	137.8
Finished products	104.3	82.9
Gross inventory	359.4	288.9
Allowance for surplus and obsolete inventory	(5.8)	(7.8)
LIFO reserve	(68.3)	(57.1)
Total Inventories, net	$285.3	$224.0
Inventories are valued at the lower of cost or market, with approximately 65% valued by the last-in, first-out (LIFO) method, and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories, valued by first-in, first-out, average cost or specific identification methods.
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
TimkenSteel projects that its LIFO reserve will increase for the year ending December 31, 2018 compared to the year ending December 31, 2017, due primarily to higher scrap prices and inflation.

Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net of accumulated depreciation, as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Land	$13.4	$13.4
Buildings and improvements	423.1	420.6
Machinery and equipment	1,398.3	1,387.4
Construction in progress	18.8	30.4
Subtotal	1,853.6	1,851.8
Less allowances for depreciation	(1,183.4)	(1,145.1)
Property, Plant and Equipment, net	$670.2	$706.7
Total depreciation expense was $50.8 million and $51.3 million for the nine months ended September 30, 2018 and 2017, respectively. TimkenSteel recorded capitalized interest related to construction projects of $0.1 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. During the second quarter of 2018, TimkenSteel recorded approximately $0.5 million of impairment charges and loss on sale or disposals related to the discontinued use of certain assets.
Note 5 - Intangible Assets
The components of intangible assets, net of accumulated amortization, as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Customer relationships	$6.3	$4.6	$1.7	$6.3	$4.1	$2.2
Technology use	9.0	6.2	2.8	9.0	5.9	3.1
Capitalized software	59.3	47.0	12.3	59.1	44.5	14.6
Total Intangible Assets	$74.6	$57.8	$16.8	$74.4	$54.5	$19.9
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the nine months ended September 30, 2018 and 2017 was $4.2 million and $5.1 million, respectively. During the second quarter of 2018, TimkenSteel recorded approximately $0.4 million of impairment charges due to the discontinued use of certain capitalized software. There were no impairment charges recorded during the nine months ended September 30, 2017.
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
The components of the Convertible Notes as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017

Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(1.3)	(1.6)
Less: Debt discount, net of amortization	(12.0)	(14.6)
Convertible notes, net	$73.0	$70.1
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
The following table sets forth total interest expense recognized related to the Convertible Notes for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$1.3	$1.3	$3.9	$3.9
Amortization of debt issuance costs	0.1	0.1	0.3	0.3
Amortization of debt discount	0.9	0.9	2.6	2.5
Total	$2.3	$2.3	$6.8	$6.7
The fair value of the Convertible Notes was approximately $142.6 million as of September 30, 2018. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy, is based on the last price traded in September 2018.
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
Other Long-Term Debt
The components of other long-term debt as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017

Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.58% as of December 31, 2017)	$—	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.60% as of December 31, 2017)	—	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (1.60% as of December 31, 2017)	—	8.5
Credit Agreement, due 2019 (LIBOR plus applicable spread)	—	65.0
Amended Credit Agreement, due 2023 (LIBOR plus applicable spread)	145.0	—
Total Other Long-Term Debt	$145.0	$95.2
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
The interest rate per annum applicable to loans under the Amended Credit Agreement will be, at the Company’s option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate of the administrative agent, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on the Company’s average quarterly availability. In addition, the Company will pay a commitment fee on the average daily unused amount of the credit facility in a percentage determined by the Company’s average daily availability for the most recently completed calendar month. The interest rate under the Amended Credit Agreement was 4.1% as of September 30, 2018. The amount available under the Amended Credit Agreement as of September 30, 2018 was $152.4 million.
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
The Amended Credit Agreement matures on January 26, 2023. Prior to the maturity date, amounts outstanding are required to be repaid (without reduction of the commitments thereunder) upon the occurrence of mandatory prepayment events including proceeds of certain asset sales, equity or debt issuances or casualty events.
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
Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2017	($5.9)	($1.7)	($7.6)
Other comprehensive income before reclassifications, before income tax	(0.9)	—	(0.9)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.5	0.5
Income tax	—	—	—
Net current period other comprehensive (loss) income, net of income taxes	(0.9)	0.5	(0.4)
Balance at September 30, 2018	($6.8)	($1.2)	($8.0)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2016	($7.0)	($2.4)	($9.4)
Other comprehensive income before reclassifications, before income tax	1.1	—	1.1
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	1.1	1.1
Income tax	—	(0.7)	(0.7)
Net current period other comprehensive income, net of income taxes	1.1	0.4	1.5
Balance at September 30, 2017	($5.9)	($2.0)	($7.9)

The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in other income, net in the Unaudited Consolidated Statements of Operations. These accumulated other comprehensive loss components are components of net periodic benefit cost. See Note 9 - Retirement and Postretirement Plans for additional information.
Note 8 - Changes in Shareholders' Equity
Changes in the components of shareholders’ equity for the nine months ended September 30, 2018 were as follows:

	Total	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$560.7	$843.7	($238.0)	($37.4)	($7.6)
Net income	7.9	—	7.9	—	—
Pension and postretirement adjustment, net of tax	0.5	—	—	—	0.5
Foreign currency adjustment	(0.9)	—	—	—	(0.9)
Adoption of new accounting standard (Note 2)	0.7	—	0.7	—	—
Stock-based compensation expense	5.9	5.9	—	—	—
Stock option activity	0.2	0.2	—	—	—
Issuance of treasury shares	—	(4.9)	(0.2)	5.1	—
Shares surrendered for taxes	(0.7)	—	—	(0.7)	—
Balance at September 30, 2018	$574.3	$844.9	($229.6)	($33.0)	($8.0)
Note 9 - Retirement and Postretirement Plans
The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017

	Pension	Postretirement	Pension	Postretirement
Service cost	$4.3	$0.4	$4.6	$0.4
Interest cost	11.4	1.9	12.3	2.1
Expected return on plan assets	(18.4)	(1.2)	(17.7)	(1.3)
Amortization of prior service cost	0.1	0.1	0.1	0.2
Net remeasurement loss	—	—	2.3	—
Net Periodic Benefit Cost (Income)	($2.6)	$1.2	$1.6	$1.4

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017

	Pension	Postretirement	Pension	Postretirement
Service cost	$12.9	$1.3	$13.8	$1.2
Interest cost	34.2	5.7	36.8	6.3
Expected return on plan assets	(55.3)	(3.6)	(52.9)	(4.0)
Amortization of prior service cost	0.3	0.2	0.3	0.8
Net remeasurement loss	—	—	2.3	—
Net Periodic Benefit Cost (Income)	($7.9)	$3.6	$0.3	$4.3
The TimkenSteel Corporation Retirement Plan (Salaried Plan) has a provision that permits employees to elect to receive their pension benefits in a lump sum. As of September 30, 2017, the cumulative cost of the 2017 settlements exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. Accordingly, in the third quarter of 2017, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of September 30, 2017, which resulted in a non-cash pre-tax loss from remeasurement of $2.3 million, included in other income, net on the Unaudited Consolidated Statements of Operations. As of September 30, 2018, the cumulative cost of the 2018 settlements did not exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, a full remeasurement of the pension obligations and plan assets was not required as of September 30, 2018.
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
The following table provides the major sources of revenue by end market sector for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mobile	$136.4	$127.5	$420.5	$399.7
Industrial	169.7	126.3	484.3	357.1
Energy	70.1	37.7	188.0	99.0
Other	33.7	47.6	111.4	132.0
Total Net Sales	$409.9	$339.1	$1,204.2	$987.8
The following table provides the major sources of revenue by product type for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Bar	$262.2	$215.7	$759.0	$633.6
Tube	66.7	47.4	201.0	124.4
Value-add	70.6	65.3	212.5	201.6
Other	10.4	10.7	31.7	28.2
Total Net Sales	$409.9	$339.1	$1,204.2	$987.8

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
Common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2017 because the effect of their inclusion would have been anti-dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017 because the effect of their inclusion would have been anti-dilutive.
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017 (shares are in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) for basic and diluted earnings per share	$1.4	($5.9)	$7.9	($9.9)

Denominator:
Weighted average shares outstanding, basic	44.6	44.4	44.5	44.4
Dilutive effect of stock-based awards	0.6	—	0.7	—
Weighted average shares outstanding, diluted	45.2	44.4	45.2	44.4

Basic earnings (loss) per share	$0.03	($0.13)	$0.18	($0.22)
Diluted earnings (loss) per share	$0.03	($0.13)	$0.17	($0.22)

Note 12 - Income Tax Provision
TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision for incomes taxes	$0.9	$0.1	$1.2	$1.2
Effective tax rate	41.0%	(1.5)%	13.4%	(14.0)%
Operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, the Company assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not it would not realize a portion of its U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and 2017 and remained in a valuation allowance position as of September 30, 2018. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.

Tax Cuts and Jobs Act Bill

On December 22, 2017, the Tax Cut and Jobs Act (the Act) was signed into law, which resulted in significant changes to U.S. tax and related laws. Some of the provisions of the Act affecting corporations include, but are not limited to, reducing the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and eliminating the domestic production activities deduction. The Company is currently evaluating the impact of the Act; however, the Company does not anticipate that the Act will have a material impact on the Company’s financial condition and results of operations. At this time, the Company does not anticipate a significant reduction in the Company’s effective income tax rate or net deferred federal income tax assets as a result of the income tax rate reduction, as the Company expects to be in a valuation allowance in 2018.
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
Note 13 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of September 30, 2018 and December 31, 2017, TimkenSteel had a $0.7 million and a $0.9 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.
Environmental Matters
From time to time, TimkenSteel may be a party to lawsuits, claims or other proceedings related to environmental matters and/or may receive notices of potential violations of environmental laws and regulations from the U.S. Environmental Protection Agency (EPA) and similar state or local authorities. TimkenSteel recorded reserves for such environmental matters as other current and non-current liabilities on the Unaudited Consolidated Balance Sheets. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes that their ultimate dispositions should not have a material adverse effect on TimkenSteel’s financial position, cash flows, or results of operations. As of September 30, 2018 and December 31, 2017, TimkenSteel had a $0.9 million and $0.5 million reserve for such environmental matters as other current and non-current liabilities on the Unaudited Consolidated Balance Sheets, respectively.
The following is a rollforward of the accrual related to environmental matters for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Beginning balance, January 1	$0.5	$0.6
Expenses	0.4	0.1
Payments	—	(0.2)
Ending balance, September 30	$0.9	$0.5

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
In the fourth quarter of 2017, we launched our new advanced quench-and-temper heat-treat line. The approximately $40 million investment performs quench-and-temper heat-treat operations and has the capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. This equipment is located in a separate facility on the site of our Gambrinus Steel Plant, and is one of our larger thermal treatment facilities. This new equipment allows us to meet stringent industry requirements regardless of the order size, resulting in better service for our customers.
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
Results of Operations
Net Sales
The charts below present net sales and shipments for the three months ended September 30, 2018 and 2017.
Net sales for the three months ended September 30, 2018 were $409.9 million, an increase of $70.8 million or 21% compared to the three months ended September 30, 2017. Excluding surcharges, net sales increased $41.6 million, or 16%. The increase was due to favorable price/mix of approximately $34 million and higher volumes of approximately $8 million. For the three months ended September 30, 2018, ship tons increased by 5.6 thousand tons, or 2%, compared to the three months ended September 30, 2017, due primarily to higher demand in industrial and energy end markets, partially offset by a reduction in billet sales.

The charts below present net sales and shipments for the nine months ended September 30, 2018 and 2017.
Net sales for the nine months ended September 30, 2018 were $1,204.2 million, an increase of $216.4 million or 22% compared to the nine months ended September 30, 2017. Excluding surcharges, net sales increased $128.6 million, or 17%. The increase was due to favorable price/mix of approximately $80 million and higher volumes of approximately $50 million. For the nine months ended September 30, 2018, ship tons increased by 40.5 thousand tons, or 5%, compared to the nine months ended September 30, 2017, due primarily to higher demand in industrial and energy end markets, partially offset by a reduction in billet sales.

Gross Profit
Gross profit for the three months ended September 30, 2018 increased approximately $7.0 million, or 33%, compared to the three months ended September 30, 2017. The increase was driven primarily by favorable price/mix due to higher demand in the industrial and energy end markets, partially offset by increased manufacturing costs due primarily to the timing of our scheduled annual maintenance, which occurred in the third quarter of 2018 as compared to the fourth quarter of 2017, and higher inflation of consumables. In addition, gross profit benefited from an increase in volume, which was more than offset by higher overall freight costs in the three months ended September 30, 2018.

Gross profit for the nine months ended September 30, 2018 increased approximately $19 million, or 31%, compared to the nine months ended September 30, 2017. The increase was driven primarily by favorable price/mix due to higher demand in the industrial and energy end markets, partially offset by increased manufacturing costs due to the timing of our scheduled annual maintenance, which occurred in the third quarter of 2018 as compared to the fourth quarter of 2017, higher inflation of consumables and a refund that occurred in the nine months ended September 30, 2017. In addition, gross profit benefited from an increase in volume, which was more than offset by higher overall freight costs in the nine months ended September 30, 2018.

Selling, General and Administrative Expenses
The charts below present selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2018 and 2017.
SG&A expense for the three months and nine months ended September 30, 2018 increased by $1.5 million and $5.9 million, respectively, compared to the same periods in 2017, due primarily to an increase in variable compensation, employee costs and executive severance costs.
Interest Expense

	Three Months Ended September 30,
	2018	2017	$ Change
Cash interest paid	$1.2	$0.8	$0.4
Accrued interest	1.9	1.9	—
Amortization of convertible notes discount and deferred financing	1.3	1.0	0.3
Total Interest Expense	$4.4	$3.7	$0.7

	Nine Months Ended September 30,
	2018	2017	$ Change
Cash interest paid	$6.4	$6.0	$0.4
Accrued interest	2.2	1.9	0.3
Amortization of convertible notes discount and deferred financing	4.3	3.1	1.2
Total Interest Expense	$12.9	$11.0	$1.9
Interest expense for the three months ended September 30, 2018 was $4.4 million, an increase of $0.7 million compared to the three months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018 increased $1.9 million, compared to the same period in 2017. The increase in interest expense for the nine months ended September 30, 2018 is due to the write-off of deferred financing costs of $0.5 million associated with amending the Credit Agreement and $0.2 million associated with the redemption of the Revenue Refunding Bonds, both of which occurred in the first quarter of 2018, and higher average borrowings on the Amended Credit Agreement during the nine months of 2018 as compared to average borrowings on the Credit Agreement in the same period in 2017, partially offset by lower interest rates. For additional details regarding the Credit Agreement, the Amended Credit Agreement and the Revenue Refunding Bonds, please refer to Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements.

Other Income, net
For the three and nine months ended September 30, 2018, other income, net primarily represents the non-service components of benefit costs. For the three and nine months ended September 30, 2017, other income, net represents the non-service components of benefit costs as well as a $2.3 million loss from remeasurement of benefit plans. See Note 9 - Retirement and Postretirement Plans in the Notes to Unaudited Consolidated Financial Statements for additional information.
Provision for Income Taxes

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Provision for income taxes	$0.9	$0.1	$0.8	NM
Effective tax rate	41.0%	(1.5)%	NM	NM

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Provision for income taxes	$1.2	$1.2	$—	NM
Effective tax rate	13.4%	(39.1)%	NM	NM
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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	Three Months Ended September 30,
	2018					2017
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	103.6	119.9	40.4	31.6	295.5	100.8	106.2	26.7	56.2	289.9

Net Sales	$136.4	$169.7	$70.1	$33.7	$409.9	$127.5	$126.3	$37.7	$47.6	$339.1
Less: Surcharges	34.2	45.1	17.7	10.1	107.1	27.1	28.8	6.4	15.6	77.9
Base Sales	$102.2	$124.6	$52.4	$23.6	$302.8	$100.4	$97.5	$31.3	$32.0	$261.2

Net Sales / Ton	$1,316.6	$1,415.3	$1,735.1	$1,066.5	$1,387.1	$1,264.9	$1,189.3	$1,412.0	$847.0	$1,169.7
Base Sales / Ton	$986.5	$1,039.2	$1,297.0	$746.8	$1,024.7	$996.0	$918.1	$1,172.3	$569.4	$901.0

	Nine Months Ended September 30,
	2018					2017
	Mobile	Industrial	Energy	Other	Total	Mobile	Industrial	Energy	Other	Total
Tons	325.9	356.6	109.9	112.5	904.9	324.4	308.4	69.3	162.3	864.4

Net Sales	$420.5	$484.3	$188.0	$111.4	$1,204.2	$399.7	$357.1	$99.0	$132.0	$987.8
Less: Surcharges	100.4	123.2	43.8	34.2	301.6	78.2	76.9	15.3	43.4	213.8
Base Sales	$320.1	$361.1	$144.2	$77.2	$902.6	$321.5	$280.2	$83.7	$88.6	$774.0

Net Sales / Ton	$1,290.3	$1,358.1	$1,710.6	$990.2	$1,330.8	$1,232.1	$1,157.9	$1,428.6	$813.3	$1,142.8
Base Sales / Ton	$982.2	$1,012.6	$1,312.1	$686.2	$997.5	$991.1	$908.6	$1,207.8	$545.9	$895.4

THE BALANCE SHEET
The following discussion is a comparison of the Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017:

Current Assets	September 30, 2018	December 31, 2017
Cash and cash equivalents	$27.0	$24.5
Accounts receivable, net	172.1	149.8
Inventories, net	285.3	224.0
Deferred charges and prepaid expenses	4.7	3.9
Other current assets	8.3	8.0
Total Current Assets	$497.4	$410.2
Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the change in cash and cash equivalents. Accounts receivable, net increased $22.3 million as of September 30, 2018 compared to December 31, 2017, due to an increase in net sales of approximately $68.5 million in the third quarter 2018 compared to the fourth quarter of 2017. Inventories, net increased $61.3 million as of September 30, 2018 compared to December 31, 2017, primarily due to increased raw material costs and inventory build for increased sales demand in the industrial and energy end markets. Additionally, inventory as of September 30, 2018 included higher capitalized manufacturing costs per ton due to lower melt utilization in the third quarter of 2018 that will be recognized in the fourth quarter of 2018 as the inventory is planned to be sold.

Property, Plant and Equipment	September 30, 2018	December 31, 2017
Property, plant and equipment, net	$670.2	$706.7
Property, plant and equipment, net decreased $36.5 million as of September 30, 2018 compared to December 31, 2017. The decrease was primarily due to $50.8 million of depreciation expense, partially offset by capital expenditures of approximately $16 million million during the nine months ended September 30, 2018.

Other Assets	September 30, 2018	December 31, 2017
Pension assets	$18.0	$14.6
Intangible assets, net	16.8	19.9
Other non-current assets	4.9	5.2
Total Other Assets	$39.7	$39.7
Pension assets increased $3.4 million as of September 30, 2018 compared to December 31, 2017, primarily driven by the annual pension contribution made in the first quarter of 2018 to the Company’s U.K. pension plan, as well as pension and other postretirement employee benefit costs being a reduction to cost in 2018. Intangible assets, net decreased $3.1 million as of September 30, 2018 compared to December 31, 2017, primarily due to amortization expense of $4.2 million and approximately $0.4 million of impairment charges due to the discontinued use of certain capitalized software, partially offset by capitalized software expenditures of approximately $1.5 million during the nine months ended September 30, 2018.

Liabilities and Shareholders’ Equity	September 30, 2018	December 31, 2017
Current liabilities	$196.6	$206.8
Convertible notes, net	73.0	70.1
Other long-term debt	145.0	95.2
Accrued pension and postretirement costs - long-term	205.9	210.8
Deferred income taxes	0.6	0.3
Other non-current liabilities	11.9	12.7
Total shareholders’ equity	574.3	560.7
Total Liabilities and Shareholders’ Equity	$1,207.3	$1,156.6
Current liabilities decreased $10.2 million as of September 30, 2018 compared to December 31, 2017, primarily due to pension payments related to our unfunded pension plan, offset by an increase in accounts payable of $3.5 million.
Other long-term debt increased due to net borrowings of $49.8 million on the Amended Credit Agreement primarily to fund working capital to support the business needs. See Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements and the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of our other long-term debt and the Convertible Notes.
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
The interest rate per annum applicable to loans under the Amended Credit Agreement will be, at our option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate of the administrative agent, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on our average quarterly availability. In addition, we will pay a commitment fee on the average daily unused amount of the credit facility in a percentage determined by our average daily availability for the most recently completed calendar month. The interest rate under the Amended Credit Agreement was 4.1% as of September 30, 2018. The amount available under the Amended Credit Agreement as of September 30, 2018 was approximately $152.4 million.
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
Additional Liquidity Considerations
The following represents a summary of key liquidity measures under the Amended Credit Agreement as of September 30, 2018 and the Credit Agreement as of December 31, 2017:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$27.0	$24.5

Maximum availability	$300.0	$265.0
Amount borrowed	145.0	65.0
Letter of credit obligations	2.6	2.6
Availability not borrowed	152.4	197.4
Availability block	—	33.1
Net availability	$152.4	$164.3

Total liquidity	$179.4	$188.8

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. We currently expect that our cash and cash equivalents on hand, expected cash flows from operations and borrowings available under the Amended Credit Agreement will be sufficient to meet liquidity needs; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include growing market demand, lower operating costs and continued working capital management.
As of September 30, 2018, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our current forecast and our long-range plan, we believe that our cash balance as of September 30, 2018 of $27.0 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through January 26, 2023, the maturity date of our Amended Credit Agreement.
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

Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2018 and 2017. For additional details, please see the Unaudited Consolidated Statements of Cash Flows contained elsewhere in this quarterly report.

Cash Flows	Nine Months Ended September 30,
	2018	2017
Net cash used by operating activities	($28.4)	($11.7)
Net cash used by investing activities	(16.7)	(11.9)
Net cash provided by financing activities	47.6	23.8
Increase in Cash and Cash Equivalents	$2.5	$0.2
Operating activities
Net cash used by operating activities for the nine months ended September 30, 2018 was $28.4 million compared to $11.7 million for the nine months ended September 30, 2017. The change of $16.7 million was primarily due to the effect of managing working capital to support increased sales. During the nine months ended September 30, 2018, our working capital was a use of cash and cash equivalents of $86.0 million, funded primarily by $49.8 million net borrowings on the Amended Credit Agreement. Refer to the Unaudited Consolidated Statements of Cash Flows for additional information.
Investing activities
Net cash used by investing activities for the nine months ended September 30, 2018 and 2017 was $16.7 million and $11.9 million, respectively. Cash used for investing activities primarily relates to maintaining capital investments in our production processes.
Our business sometimes requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our construction in progress balance of $18.8 million as of September 30, 2018 includes: (a) $4 million relating to growth initiatives (e.g. new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $15 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. In the next one to three years, we expect to incur approximately $36 million of additional costs (made up of approximately $27 million relating to additional growth initiatives and approximately $9 million related to continuous improvement) to complete other remaining projects.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $47.6 million and $23.8 million, respectively. The change was mainly due to net borrowings of $49.8 million on the Amended Credit Agreement during the nine months ended September 30, 2018 as compared to $30 million on the Credit Agreement during the nine months ended September 30, 2017. See Note 6 - Financing Arrangements in the Notes to Unaudited Consolidated Financial Statements for additional discussion of our Credit Agreement and Amended Credit Agreement.
Covenant Compliance
As stated above, on January 26, 2018, we entered into the Amended Credit Agreement, which amended and restated the Credit Agreement.
The Amended Credit Agreement contains certain customary covenants, including covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions, sale-leaseback transactions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. As of September 30, 2018, we were in compliance with the covenants of the Amended Credit Agreement.
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
Dividends and Share Repurchases
On November 13, 2015, our Board of Directors suspended the cash dividend as we continued to manage through a challenging market environment. Our Board of Directors will review dividend considerations as business conditions permit.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2018, we have $218.0 million of aggregate debt outstanding, of which $145.0 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.5 million annually, with a corresponding increase in income before income taxes of the same amount.
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

TIMKENSTEEL CORPORATION

Date:	October 25, 2018	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)
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