Form 10-K
period 2018-12-31
TimkenSteel Corp
filed 2019-02-20
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates was $658,609,457 based on the closing sale price as reported on the New York Stock Exchange for that date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 15, 2019
Common Shares, without par value	44,626,294 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2019 Annual Meeting of Shareholders	Part III

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
The SBQ bar, tube, and billet production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, Texas), Tryon Peak (Columbus, North Carolina), and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.
Operating Segments
We conduct our business activities and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of our operations.
Industry Segments and Geographical Financial Information
Information required by this Item is incorporated herein by reference to “Note 12 - Segment Information” in the Notes to the Consolidated Financial Statements.

Strengths and Strategy
We believe our business model is unique in our industry and focuses on creating industry-leading tailored products and services for our customers’ most demanding applications and supply chains. Our customers depend on us to be the leader in solving their industries’ constantly evolving challenges. Our team, including degreed engineers and experienced manufacturing professionals in both materials and applications, works closely with customers to deliver flexible solutions related to our products as well as our customers’ applications and supply chains. We believe few others can consistently deliver that kind of customization and responsiveness.
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

Major Customers
We sell products and services that are used in a range of demanding applications around the world. We have over 500 diverse customers in the following market sectors: oil and gas; OCTG; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
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

Sales and Distribution
Our sales force is made up largely of engineers that are backed by a team of metallurgists and other technical experts. While most of our products are sold directly to original equipment (OE) manufacturers, a portion of our sales are made through authorized distributors and steel service centers, representing approximately 23% of net sales during 2018. The majority of our customers are served through individually negotiated price agreements. We do not believe there is any significant loss of earnings risk with any given pricing term.
Competition
The steel industry, both domestically and globally, is highly competitive and is expected to remain so. Maintaining high standards of product quality and reliability, while keeping production costs competitive, is essential to our ability to compete with domestic and foreign manufacturers of mechanical components and alloy steel. For bar products less than 6-inch in diameter, principal competitors include foreign-owned domestic producers Gerdau Special Steel North America (a unit of Brazilian steelmaker Gerdau, S.A) and Republic Steel (a unit of Mexican steel producer ICH). For bar products up to 9-inch in diameter, domestic producers Steel Dynamics, Inc. and Nucor Corporation (in some cases up to 10-inch) are our principal competitors. For very large bars from 10 to 16 inches in diameter, offshore producers as well as specialty forging companies in North America such as Scot Forge and Finkl Steel - Sorel are the primary competitors. For seamless mechanical tubing, offshore producers such as Tenaris, S.A., Vallourec, S.A. and TMK Group are our primary competitors as well as the foreign-owned domestic producer ArcelorMittal Tubular Products (a unit of Luxembourg based ArcelorMittal, S.A.). We also provide unique value-added steel products and supply chain solutions to our customers in the industrial, energy and automotive sectors.
Backlog
The backlog of orders for our operations is estimated to have been approximately 314,000 and 410,000 tons at December 31, 2018 and 2017, respectively.
Virtually our entire backlog at December 31, 2018 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers’ production schedules, and may not be a meaningful indicator of future sales. Accordingly, we do not believe our backlog data, or comparisons thereof as of different dates, reliably indicate future sales or shipments.
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
Our research and development expenditures for the years ended December 31, 2018, 2017 and 2016 were $8.1 million, $8.0 million and $8.0 million, respectively.

Environmental Matters
We consider compliance with environmental regulations and environmental sustainability to be our responsibility as a good corporate citizen and a key strategic focus area. We have invested in pollution control equipment and updated plant operational practices and are committed to implementing a documented environmental management system worldwide, which includes being certified under the ISO 14001 Standard. All of our domestic steel making operations, our water treatment plant, and all our value-add plants have obtained and maintain ISO 14001 certification. Our value-add facility in Houston achieved the ISO 14001 certification in 2018.
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
From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. As of December 31, 2018 and 2017, we recorded reserves for such environmental matters of $0.8 million and $0.5 million, respectively. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes the ultimate disposition of these matters should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Canton, Ohio U.S. EPA Notice of Violation.

The EPA issued two related Notices of Violation (NOV) to TimkenSteel on August 5, 2014 and November 2, 2015. The EPA alleges violations under the Clean Air Act based on alleged violations of permitted emission limits and engineering requirements at TimkenSteel’s Faircrest and Harrison Steel Plants in Canton, Ohio. TimkenSteel disputes many of EPA’s allegations but is working cooperatively with EPA and the U.S. Department of Justice to resolve the government’s claims. Negotiations to resolve the NOVs are ongoing, but it is not anticipated that the ultimate resolution of the NOVs will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information, please refer to “Note 14 - Contingencies” in the Notes to the Consolidated Financial Statements.

Patents, Trademarks and Licenses
While we own a number of U.S. and foreign patents, trademarks, licenses and copyrights, none are material to our products and production processes.
Employment
At December 31, 2018, we had approximately 3,000 employees, with about 61% of our employees covered under one of two collective bargaining agreements that expire in December 2019 and September 2021. The collective bargaining agreement that expires in December 2019 covers approximately 1% of our employees.

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

ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, financial condition and results of operations. The risks that are highlighted below are not the only ones we face. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to our business and the industry in which we operate, while others relate principally to our debt, the securities markets in general, ownership of our common shares and our spinoff from The Timken Company. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
Risks Relating to Our Industry and Our Business
Competition in the steel industry, together with potential global overcapacity, could result in significant pricing pressure for our products.
Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. The steel industry has historically been characterized by periods of excess global capacity and supply. Excess global capacity and supply has negatively affected and could continue to negatively affect domestic steel prices, which could adversely impact our results of operations and financial condition. High levels of steel imports into the U.S. could exacerbate a decrease in domestic steel prices.
In an effort to protect the domestic steel industry, the United States government implemented tariffs, duties and quotas for certain steel products imported from a number of countries into the United States. If these tariffs, duties and quotas expire or are repealed, it could result in substantial imports of foreign steel and create pressure on United States steel prices and the overall industry. This could have a material adverse effect on our operations.
Additionally, in some applications, steel competes with other materials. Increased use of materials in substitution for steel products could have a material adverse effect on prices and demand for our steel products.
Any change in the operation of our raw material surcharge mechanisms, a raw material market index or the availability or cost of raw materials and energy resources could materially affect our revenues, earnings, and cash flows.
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
Moreover, future disruptions in the supply of our raw materials could impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials from other sources, and could thereby affect our sales, profitability, and cash flows. Any increase in the prices for such raw materials could materially affect our costs and therefore our earnings and cash flows.
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
We are dependent on our key customers.
As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2018, sales to our 10 and 20 largest customers accounted for approximately 41% and 57% of our net sales, respectively.
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

We have significant retiree health care and pension plan costs, which may negatively affect our results of operations and cash flows.
We maintain retiree health care and defined benefit pension plans covering many of our domestic employees and former employees upon their retirement. These benefit plans have significant liabilities that are not fully funded, which will require additional cash funding in future years. Minimum contributions to domestic qualified pension plans are regulated under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 (PPA).
The level of cash funding for our defined benefit pension plans in future years depends upon various factors, including voluntary contributions that we may make, future pension plan asset performance, actual interest rates, and the impacts of business acquisitions or divestitures, union negotiated benefit changes and future government regulations, many of which are not within our control. In addition, assets held by the trusts for our pension plan and our trust for retiree health care and life insurance benefits are subject to the risks, uncertainties and variability of the financial markets. See “Note 8 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for a discussion of assumptions and further information associated with these benefit plans.
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
If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
Our most recent evaluation resulted in our conclusion that, as of December 31, 2018, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

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
A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2018, approximately 61% of our employees were covered under two collective bargaining agreements. The agreement that expires in December 2019 covers approximately 1% of our employees and the agreement that expires in September 2021 covers approximately 60% of our employees. Any failure to negotiate and conclude new collective bargaining agreements with the unions when the existing agreements expire could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our ability to use our net operating loss, interest, and credit carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2018, we have loss carryforwards totaling $347.6 million (of which $300.4 million relates to the U.S. and $47.2 million relates to various non-U.S. jurisdictions), having various expiration dates, as well as certain credit carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for entities treated as branches of TimkenSteel under U.S. tax law. As of December 31, 2018, TimkenSteel had a gross deferred tax asset for disallowed business interest in the U.S. of $13.6 million, which carries forward indefinitely. Operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, we assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not we would not realize a portion of our U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and remained in a valuation allowance position in 2018. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them. Our ability to utilize our net operating loss, interest, and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss, interest, and credit carryforwards under federal and state laws upon a change in ownership. Refer to “Note 13 - Income Tax Provision” in the Notes to the Consolidated Financial Statements for more information.
Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), provide an annual limitation on our ability to utilize our U.S. net operating loss and credit carryforwards against future U.S. taxable income in the event of a change in ownership, as defined in the Code, which could result from one or more transactions involving our shares, including transactions that are outside of our control, as well as the issuance of shares upon conversion of our 6.00% Convertible Senior Notes due 2021 (Convertible Notes).  Accordingly, such transactions could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, net income and cash flow. Refer to “Note 6 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for more information.

Risks related to our debt
Our substantial debt could adversely affect our financial health and we may not be able to generate sufficient cash to service our debt.
We have substantial debt and, as a result, we have significant debt service obligations. As of December 31, 2018, we had outstanding debt of approximately $189.1 million. Our debt may:

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
On January 26, 2018, we entered into a Second Amended and Restated Credit Agreement (Amended Credit Agreement), which amended and restated the Company’s previous Credit Agreement. The Amended Credit Agreement contains covenants that limit or restrict our ability to, among other things, incur or suffer to exist certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, acquisitions, sale-leaseback transactions and sales of assets, make distributions and other restricted payments, change the nature of its business, engage in transactions with affiliates and enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions.
A breach of any of these covenants could result in a default, which could allow the lenders to declare all amounts outstanding under the applicable debt immediately due and payable and which may affect the market price of our common shares. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness. Refer to “Note 6 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for more detail on the Amended Credit Agreement.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes (refer to “Note 6 - Financing Arrangements” in the Notes to the Consolidated Financial Statements) is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible

Notes, unless we elect to satisfy our conversion obligation by delivering solely our common shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Risks Relating to the Spinoff
We remain subject to continuing contingent liabilities of The Timken Company following the spinoff.
There are several significant areas where the liabilities of The Timken Company may yet become our obligations. The separation and distribution agreement and employee matters agreement generally provide that we are responsible for substantially all liabilities that relate to our steel business activities, whether incurred prior to or after the spinoff, as well as those liabilities of The Timken Company specifically assumed by us. In addition, under the Internal Revenue Code (Code) and the related rules and regulations, each corporation that was a member of The Timken Company consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spinoff is jointly and severally liable for the federal income tax liability of the entire The Timken Company consolidated tax reporting group for that taxable period. In connection with the spinoff, we entered into a tax sharing agreement with The Timken Company that allocated the responsibility for prior period taxes of The Timken Company consolidated tax reporting group between us and The Timken Company. However, if The Timken Company is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

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
We have manufacturing facilities at multiple locations in the U.S. These manufacturing facilities are located in Akron, Canton and Eaton, Ohio; Houston, Texas; and Columbus, North Carolina. In addition to these manufacturing facilities, we own or lease warehouses and distribution facilities in the U.S., Mexico and China. The aggregate floor area of these facilities is 3.8 million square feet, of which approximately 257,000 square feet is leased and the rest is owned in fee. The buildings occupied by us are principally made of brick, steel, reinforced concrete and concrete block construction.
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
Canton, Ohio U.S. EPA Notice of Violation.

The EPA issued two related Notices of Violation (NOV) to TimkenSteel on August 5, 2014 and November 2, 2015. The EPA alleges violations under the Clean Air Act based on alleged violations of permitted emission limits and engineering requirements at TimkenSteel’s Faircrest and Harrison Steel Plants in Canton, Ohio. TimkenSteel disputes many of EPA’s allegations but is working cooperatively with EPA and the U.S. Department of Justice to resolve the government’s claims. Negotiations to resolve the NOVs are ongoing, but it is not anticipated that the ultimate resolution of the NOVs will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information, please refer to “Note 14 - Contingencies” in the Notes to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All of the following officers have been with the Company for at least five years in some capacity, except Frank A. DiPiero and Kristopher Westbrooks, who joined the Company in 2014 and 2018, respectively. The executive officers of our Company as of February 20, 2019, are as follows:

Name	Age	Current Position
Ward J. Timken, Jr.	51	Chairman, Chief Executive Officer and President
Kristopher R. Westbrooks	40	Executive Vice President and Chief Financial Officer
Frank A. DiPiero	62	Executive Vice President, General Counsel and Secretary
Thomas D. Moline	56	Executive Vice President, Commercial Operations
William P. Bryan	59	Executive Vice President, Manufacturing, Supply Chain and Information Technology
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
Kristopher R. Westbrooks is Executive Vice President and Chief Financial Officer. Previously, Mr. Westbrooks served from April 2015 until August 2018 as Vice President, Corporate Controller and Chief Accounting Officer at A. Schulman, Inc., a global supplier of high-performance plastic compounds, composites and powders. From 2011 until appointment as Chief Accounting Officer in 2015, Mr. Westbrooks held various fiance roles within finance of increasing responsibility. He earned his bachelor’s of science degree in business and master’s degree in accountancy from Miami University in Ohio and is a certified public accountant.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Stock Prices and Cash Dividends Per Share:
Our common shares are traded on the New York Stock Exchange (NYSE) under the symbol “TMST.” The estimated number of record holders of our common shares at December 31, 2018 was 3,714.
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
Securities Authorized for Issuance Under Equity Compensation Plans:
The following table sets forth certain information as of December 31, 2018, regarding the only equity compensation plan maintained by us on that date, the TimkenSteel Corporation Amended and Restated 2014 Equity and Incentive Compensation Plan (the Equity Plan).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity reflected in column (a) (3) compensation plans (excluding securities)
Equity compensation plans approved by security holders(4)	3,373,446	$21.33	4,166,609

Equity compensation plans not approved by security holders	—	—	—
Total	3,373,446	$21.33	4,166,609
(1) The amount shown in column (a) includes the following: nonqualified stock options - 2,532,669; deferred shares - 128,810; performance-based restricted stock units - 69,279; and time-based restricted stock units - 642,688 which includes 365,823 cliff-vested restricted stock units).
(2)  The weighted average exercise price in column (b) includes nonqualified stock options only.
(3)  The amount shown in column (c) represents common shares remaining available under the Equity Plan, under which the Compensation Committee is authorized to make awards of option rights, appreciation rights, restricted shares, restricted stock units, deferred shares, performance shares, performance units and cash incentive awards. Awards may be credited with dividend equivalents payable in the form of common shares. Under the Equity Plan, for any award that is not an option right or a stock appreciation right, 2.46 common shares for awards granted before April 28, 2016 and 2.50 common shares for awards granted on or after April 28, 2016, are subtracted from the maximum number of common shares available under the plan for every common share issued under the award. For awards of option rights and stock appreciation rights; however, only one common share is subtracted from the maximum number of common shares available under the plan for every common share granted.
(4) The Company also maintains the Director Deferred Compensation Plan pursuant to which non-employee Directors may defer receipt of common shares authorized for issuance under the Equity Plan. The table does not include separate information about this plan because it merely provides for the deferral, rather than the issuance, of common shares.

Performance Graph:
The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s (S&P) MidCap 400 Index and S&P Steel Group Index, assuming $100 was invested and that cash dividends were reinvested for the period from July 1, 2014 through December 31, 2018.

Date	TimkenSteel Corporation	S&P MidCap 400 Index	S&P 500 Steel Index
July 1, 2014	$100.00	$100.00	$100.00
December 31, 2014	$96.71	$102.11	$95.49
December 31, 2015	$22.29	$99.89	$80.49
December 31, 2016	$41.18	$120.61	$122.43
December 31, 2017	$37.59	$131.51	$135.49
December 31, 2018	$21.63	$115.08	$127.04
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA
The period prior to the spinoff from The Timken Company, which is only the first half of 2014, includes the historical results of operations, assets and liabilities of the legal entities that are considered to comprise TimkenSteel. The selected financial data in the table below for periods prior to the spinoff may not be indicative of what they would have been had we actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of our future results of operations, financial position and cash flows.

	Year Ended December 31,
(dollars and shares in millions, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Net sales(3)	$1,610.6	$1,329.2	$869.5	$1,106.2	$1,674.2
Net (loss) income	(31.7)	(43.8)	(105.5)	(45.0)	46.1
Loss (earnings) per share(1):
Basic	($0.71)	($0.99)	($2.39)	($1.01)	$1.01
Diluted	($0.71)	($0.99)	($2.39)	($1.01)	$1.00
Cash dividends declared per share	$—	$—	$—	$0.42	$0.28
Weighted average shares outstanding, diluted	44.6	44.4	44.2	44.5	46.0
Balance Sheet Data:
Total assets	$1,197.6	$1,156.6	$1,069.9	$1,142.5	$1,366.9
Long-term debt	189.1	165.3	136.6	200.2	185.2
Total shareholders’ equity	535.2	560.7	597.4	682.0	749.8
Other Data:
Book value per share(2)	$12.00	$12.63	$13.52	$15.33	$16.30
(1) See “Note 10 - Earnings Per Share” in the Notes to the Consolidated Financial Statements for additional information.
(2) Book value per share is calculated by dividing total shareholders’ equity (as of the period end) by the weighted average shares outstanding, diluted.
(3) Reflects the impact of adoption of the new revenue recognition accounting standard in 2018.

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
Based on our knowledge of the steel industry, we believe we are the only focused SBQ steel producer in North America and have the largest SBQ steel large bar (6-inch diameter and greater) production capacity among North American steel producers. In addition, we are the only steel manufacturer able to produce rolled SBQ steel large bars up to 16-inches in diameter. SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly all recycled steel, using our expertise in raw materials to create custom steel products. We focus on creating tailored products and services for our customers’ most demanding applications. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains. We believe our unique operating model and production assets give us a competitive advantage in our industry.
The SBQ bar, tube, and billet production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-add solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, Texas), Tryon Peak (Columbus, North Carolina), and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.
We conduct our business activities and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business and is consistent with the manner in which the CODM evaluates performance and makes resource and operating decisions for the business as described above. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of our operations.
Markets We Serve
We sell products and services that are used in a diverse range of demanding applications around the world. No one customer accounted for 10% or more of net sales in 2018.
Key indicators for our market include the U.S. light vehicle production Seasonally Adjusted Annual Rate, oil and gas rig count activity and U.S. footage drilled, and industrial production for agriculture and construction markets, distribution, and mining and oil field machinery products. In addition, we closely monitor the Purchasing Managers’ Index, which is a leading indicator for our overall business.
Impact of Raw Material Prices and LIFO
In the ordinary course of business, we are exposed to the volatility of the costs of our raw materials. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing process. We utilize a raw material surcharge mechanism when pricing products to our customers which is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales.
We value a majority of our inventory utilizing the LIFO inventory valuation method. Changes in the cost of raw materials and production activities are recognized in cost of products sold in the current period even though these materials and other costs may have been incurred in different periods at significantly different values due to the length of time of our production cycle. In periods of rising inventories and deflating raw material prices, the likely result will be a positive impact to net income. Conversely, in periods of rising inventories and increasing raw materials prices, the likely result will be a negative impact to net income.
Results of Operations
Net Sales
The charts below present net sales and shipments for the years 2018, 2017, and 2016.
Net sales for the year ended December 31, 2018 were $1,610.6 million, an increase of $281.4 million or 21.2% compared to the year ended December 31, 2017. Excluding surcharges, net sales increased $167.4 million, or 16.1%. The increase was due to favorable price/mix of approximately $107 million and higher volumes of approximately $61 million, as we focused efforts to sell our higher margin products. This resulted in net sales per ton increasing 16.2% from 2017. For the year ended December 31, 2018, ship tons increased by 49 thousand tons, or 4.3%, compared to the year ended December 31, 2017, due primarily to higher demand in industrial and energy end markets, partially offset by a reduction in billet shipments.
Net sales for the year ended December 31, 2017 were $1,329.2 million, an increase of $459.7 or 52.9% compared to the year ended December 31, 2016. Excluding surcharges, net sales increased $262.1 million, or 33.8%. The increase was due to higher volumes of $441.0 million, offset by price/mix of approximately $179 million. For the year ended December 31, 2017, ship tons increased by 403 thousand tons or 54.0% compared to the year ended December 31, 2016, due primarily to market penetration, end-market demand recovery and sales initiatives, including 211 thousand tons of new billet business to the tube manufacturers supplying the OCTG market.

Gross Profit
Gross profit for the year ended December 31, 2018 increased $37.1 million, or 54.7%, compared to the year ended December 31, 2017. The increase was driven primarily by favorable price/mix due to higher demand in our end markets, and our focus on selling higher margin products. The favorable price/mix was partially offset by increased manufacturing costs. Higher manufacturing costs in 2018 were driven primarily by consumables inflation and higher maintenance costs, partially offset by improved fixed-cost leverage and the benefit of continuous improvement activities. The favorable impact of higher volume was more than offset by an increase in freight expense. Melt utilization for the year ended December 31, 2018 was 74% compared to 73% as of year ended December 31, 2017.

Gross profit for the year ended December 31, 2017 increased $39.9 million, or 143.0%, compared to the year ended December 31, 2016. The increase was driven primarily by higher volumes as a result of the new billet business, increased market penetration and end-market demand recovery, offset by a shift in product mix and price pressure. Higher volumes also improved both melt utilization and operating cost leverage, which contributed to favorable year-over-year manufacturing efficiencies. For the year ended December 31, 2017, melt utilization was 73%, compared to 46% for the same period in 2016. The favorable raw material spread was driven largely by improved No.1 Busheling Index and higher shipments.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expense for the year ended December 31, 2018 increased by $7.7 million, or 8.5%, compared to the year ended December 31, 2017, due primarily to an increase in variable compensation of $1.5 million and executive severance costs of $1.7 million.
SG&A expense for the year ended December 31, 2017 was similar to the year ended December 31, 2016.
Interest Expense
Interest expense for the year ended December 31, 2018, was $17.1 million, an increase of $2.3 million from 2017. The increase is due to the write-off of deferred financing costs of $0.7 million associated with amending the previous Credit Agreement and redeeming the Revenue Refunding Bonds, both of which occurred in the first quarter of 2018. Additionally, we had higher average borrowings on the Amended Credit Agreement to support working capital needs during the year ended December 31, 2018. This was partially offset by lower average interest rates in 2018. Refer to “Note 6 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for additional information.

	Years Ended December 31,
	2018	2017	$ Change
Cash interest paid	$11.8	$10.1	$1.7
Accrued interest	(0.2)	0.7	(0.9)
Amortization of deferred financing fees and debt discount	5.5	4.0	1.5
Total Interest Expense	$17.1	$14.8	$2.3
Interest expense for the year ended December 31, 2017, was $14.8 million, an increase of $3.4 million from 2016, due primarily to twelve months of interest expense in 2017, compared to seven months of interest expense in 2016, associated with the issuance of the Convertible Notes in May 2016.

	Years Ended December 31,
	2017	2016	$ Change
Cash interest paid	$10.1	$7.9	$2.2
Accrued interest	0.7	0.6	0.1
Amortization of convertible notes discount and deferred financing	4.0	2.9	1.1
Total Interest Expense	$14.8	$11.4	$3.4

Other Expense, net

	Years Ended December 31,
	2018	2017	$ Change
Pension and postretirement non-service benefit income	($25.2)	($17.5)	($7.7)
Loss from remeasurement of benefit plans	43.5	21.8	21.7
Foreign currency exchange (gain) loss	0.2	(0.3)	0.5
Miscellaneous expense	0.1	0.1	—
Total other expense, net	$18.6	$4.1	$14.5

	Years Ended December 31,
	2017	2016	$ Change
Pension and postretirement non-service benefit income	($17.5)	($13.4)	($4.1)
Loss from remeasurement of benefit plans	21.8	79.7	(57.9)
Disposal of fixed assets	—	1.1	(1.1)
Foreign currency exchange (gain) loss	(0.3)	0.8	(1.1)
Miscellaneous (income) expense	0.1	(0.2)	0.3
Total other expense, net	$4.1	$68.0	($63.9)
Other expense, net was $18.6 million for the year ended December 31, 2018 compared to expense of $4.1 million and $68.0 million for the years ended December 31, 2017 and December 31, 2016. The variance is primarily due to the change in the loss from remeasurement of benefit plans. See “Note 8 - Retirement and Postretirement Plans” in the Notes to Consolidated Financial Statements for additional information.

Provision (Benefit) for Income Taxes

	Years Ended December 31,
	2018	2017	$ Change	% Change
Provision for income taxes	$1.8	$1.5	$0.3	(20.0	) %
Effective tax rate	(5.9)%	(3.7)%	NM	(220	)bps

	Years Ended December 31,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$1.5	($36.5)	$38.0	104.1%
Effective tax rate	(3.7)%	25.7%	NM	(2,940	)bps
Operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, we assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not we would not realize a portion of our U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and as a result of current year activity, the Company remained in a full valuation allowance position through 2018. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.

The decrease in the effective tax rate in the year ended December 31, 2018 compared to the same period in 2017 is due primarily to a valuation allowance recorded in 2018 against our deferred tax assets. The decrease in the effective tax rate in the year ended December 31, 2017 compared to the same period in 2016 is due primarily to a discrete charge of approximately $1 million recorded in 2017. Refer to “Note 13 - Income Tax Provision” in the Notes to Consolidated Financial Statements for additional discussion.

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law, which resulted in significant changes to U.S. tax and related laws. Some of the provisions of the Act affecting corporations include, but are not limited to, a reduction in the federal corporate income tax rate from 35% to 21%, expensing the cost of acquired qualified property, the elimination of alternative minimum tax, a modification of the net operating loss deduction, and the creation of global intangible low-taxed income. Further, several changes and limitations to deductions were encompassed in the new law and were effective for us in 2018, including, interest expense, performance-based compensation, meals and entertainment expenses, transportation fringe benefits, and elimination of the domestic production activities deduction. We have evaluated the impact of the new tax law on TimkenSteel’s financial condition and results of operations. We did not experience a significant reduction in our effective income tax rate or our net deferred federal income tax assets as a result of the income tax rate reduction or changes to U.S. tax law, as we remained in a valuation allowance position in 2018.

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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	2018
	Mobile	Industrial	Energy	Other	Total
Tons	428.3	462.7	152.8	155.6	1,199.4

Net Sales	$553.9	$637.5	$265.6	$153.6	$1,610.6
Less: Surcharges	134.4	161.5	61.2	48.3	405.4
Base Sales	$419.5	$476.0	$204.4	$105.3	$1,205.2

Net Sales / Ton	$1,293	$1,378	$1,738	$987	$1,343
Base Sales / Ton	$979	$1,029	$1,338	$677	$1,005

	2017
	Mobile	Industrial	Energy	Other	Total
Tons	428.1	413.4	97.0	211.7	1,150.2

Net Sales	$528.6	$486.4	$141.7	$172.5	$1,329.2
Less: Surcharges	105.1	106.6	23.5	56.1	291.3
Base Sales	$423.5	$379.8	$118.2	$116.4	$1,037.9

Net Sales / Ton	$1,235	$1,177	$1,461	$815	$1,156
Base Sales / Ton	$989	$919	$1,219	$550	$902

	2016
	Mobile	Industrial	Energy	Other	Total
Tons	413.0	284.3	23.5	25.9	746.7

Net Sales	$475.4	$323.7	$35.7	$34.7	$869.5
Less: Surcharges	50.3	35.9	3.2	4.3	93.7
Base Sales	$425.1	$287.8	$32.5	$30.4	$775.8

Net Sales / Ton	$1,151	$1,139	$1,519	$1,340	$1,164
Base Sales / Ton	$1,029	$1,012	$1,383	$1,174	$1,039

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
The interest rate per annum applicable to loans under the Amended Credit Agreement will be, at our option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate of the administrative agent, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on our average quarterly availability. In addition, we will pay a commitment fee on the average daily unused amount of the credit facility in a percentage determined by our average daily availability for the most recently completed calendar month. The interest rate under the Amended Credit Agreement was 4.4% as of December 31, 2018. The amount available under the Amended Credit Agreement as of December 31, 2018 was approximately $182.4 million.
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
As of December 31, 2018, we were in compliance with the covenants of the Amended Credit Agreement. We expect to remain in compliance with our debt covenants for at least the next twelve months. If at any time we expect that we will be unable to meet the covenants under the Amended Credit Agreement, we would seek to further amend the Amended Credit Agreement to be in compliance and avoid a default or pursue other alternatives, such as additional financing. If, contrary to our expectations, we were unable to amend the terms of our Amended Credit Agreement to remain in compliance or refinance the debt under the Amended Credit Agreement, we would experience an event of default and all outstanding debt under the revolving credit facility would be subject to acceleration and may become immediately due and payable.
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
Additional Liquidity Considerations
The following represents a summary of key liquidity measures under the Amended Credit Agreement as of December 31, 2018 and the Credit Agreement as of December 31, 2017:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$21.6	$24.5

Credit Agreement:
Maximum availability	$300.0	$265.0
Amount borrowed	115.0	65.0
Letter of credit obligations	2.6	2.6
Availability not borrowed	182.4	197.4
Availability block	—	33.1
Net availability	$182.4	$164.3

Total liquidity	$204.0	$188.8

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
As of December 31, 2018, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2019 operating plan and our long-range plan, we believe that our cash balance as of December 31, 2018 of $21.6 million, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through January 26, 2023, the maturity date of our Amended Credit Agreement.

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

For additional details regarding the Credit Agreement, the Amended Credit Agreement and the Convertible Notes, please refer to “Note 6 - Financing Arrangements” in the Notes to Consolidated Financial Statements.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2018, 2017 and 2016 For additional details, please see the Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K.

Cash Flows	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$18.5	$8.1	$74.4
Net cash used by investing activities	(39.0)	(33.0)	(42.7)
Net cash provided (used) by financing activities	17.6	23.8	(48.5)
Decrease in Cash and Cash Equivalents	($2.9)	($1.1)	($16.8)
Operating activities
Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $18.5 million and $8.1 million, respectively. The improvement in net cash provided by operating activities was primarily due to an increase in gross profit of $37.1 million partially offset by benefit payments for our domestic pension plans and an increased use of cash for working capital to support increased customer demand.
Net cash provided by operating activities for the years ended December 31, 2017 and 2016 was $8.1 million and $74.4 million, respectively. The $66.3 million decrease was driven primarily by an increase in working capital to support increased sales volume and manufacturing operations.
Investing activities
Net cash used by investing activities for the years ended December 31, 2018 and 2017 was $39.0 million and $33.0 million, respectively. Cash used for investing activities primarily relates to capital investments in our manufacturing facilities. Capital spending in 2018 increased $7.0 million from 2017 due to an increase in strategic spending on our capital investments.
Net cash used by investing activities for the years ended December 31, 2017 and 2016 was approximately $33.0 million and $42.7 million, respectively. Capital spending in 2017 decreased $6.7 million due to lower targeted capital allocations.
Our business requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our construction in progress balance of $28.5 million as of December 31, 2018 includes: (a) $8.8 million relating to growth initiatives (e.g. new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $19.7 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. In the next one to three years, we expect to incur approximately $33 million of additional costs (made up of approximately $25 million relating to additional growth initiatives and approximately $8 million related to continuous improvement) to complete existing ongoing projects.
Our recent capital investments are expected to significantly strengthen our position as a leader in providing differentiated solutions for the energy, industrial and automotive market sectors, while enhancing our operational performance and customer service capabilities.

In the fourth quarter of 2017, we launched our new advanced quench-and-temper heat-treat line. The approximately $40 million investment performs quench-and-temper heat-treat operations and has the capacity for up to 50,000 process-tons annually of 4-inch to 13-inch bars and tubes. This equipment is located in a separate facility on the site of our Gambrinus Steel Plant, and is one of our larger thermal treatment facilities. This new equipment allows us to meet stringent industry requirements regardless of the order size, resulting in better service for our customers. During the first year of the advanced quench-and-temper heat-treat line we produced 37 thousand tons.
Financing activities
Net cash provided by financing activities for the years ended December 31, 2018 was approximately $17.6 million compared to $23.8 million for the year ended December 31, 2017. The change was mainly due to lower net borrowings on the Amended Credit Agreement during the year ended December 31, 2018 compared to the prior year.
Net cash provided by financing activities for the years ended December 31, 2017 was approximately $23.8 million compared to net cash used by financing activities of approximately $48.5 million for the year ended December 31, 2016. The change was primarily due to net borrowings of $25.0 million on the Credit Agreement during the year ended December 31, 2017 compared to 2016 net repayments of $43.7 million.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years
Convertible notes and other long-term debt	$201.5	$—	$86.5	$115.0		$—
Interest payments	33.4	10.3	17.6	5.5	—	—
Operating leases	16.4	6.3	8.5	1.6		—
Purchase commitments	73.9	33.2	11.6	7.4		21.7
Retirement benefits	28.7	4.0	5.0	9.6		10.1
Total	$353.9	$53.8	$129.2	$139.1		$31.8
The caption Convertible notes and other long-term debt includes the outstanding Convertible Notes principle balance of $74.1 million and the Amended Credit Agreement of $115 million. Interest payments include interest on the Convertible Notes and estimated interest payments on variable rate debt computed using the assumption that the interest rate at December 31, 2018 is in effect for the remaining term of the variable rate debt. Actual interest could vary. See Item 7A - Quantitative and Qualitative Disclosures about Market Risk of this Annual Report on Form 10-K for further discussion.
Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in purchase commitments are certain obligations related to capital commitments, service agreements and energy consumed in our production process. These purchase commitments do not represent our entire anticipated purchases in the future, but represent only those items for which we are presently contractually obligated. The majority of our products and services are purchased as needed, with no advance commitment. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Retirement benefits are paid from plan assets and our operating cash flow. The table above includes payments to meet minimum funding requirements of our defined benefit pension plans and estimated benefit payments for our unfunded pension plan. Amounts also include the estimated corporate cash outlays for expected postretirement benefit payments to be paid by the Company. Funding requirements beyond one year are not included as they cannot be reliably estimated as required contributions are significantly affected by asset returns and several other variables. These amounts are based on Company estimates and current funding laws, actual future payments may be different. Refer to “Note 8 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for further information related to the total pension and other postretirement benefit plans and expected benefit payments.
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

New Accounting Guidance
See “Note 2 - Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.
Revenue Recognition
We recognize revenue from contracts at a point in time when we have satisfied its performance obligation and the customer obtains control of the goods, at the amount that reflects the consideration we expect to receive for those goods. We receive and acknowledges purchase orders from our customers, which define the quantity, pricing, payment and other applicable terms and conditions. In some cases, we receive a blanket purchase order from our customer, which includes pricing, payment and other terms and conditions, with quantities defined at the time the customer issues periodic releases from the blanket purchase order. Certain contracts contain variable consideration, which primarily consists of rebates that are accounted for in net sales and accrued based on the estimated probability of the requirements being met.
Inventory
Inventories are valued at the lower of cost or market, with approximately 74% valued by the last in, first out (LIFO) method and the remaining inventories, including manufacturing supplies inventory and international (outside the U.S.) inventories, valued by the first-in, first-out, average cost or specific identification methods. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as the annual results are subject to the final year-end LIFO inventory valuation. We recognized an increase in our LIFO reserve of $21.6 million in 2018 and $12.5 million in 2017.
We record reserves for product inventory that is identified to be surplus and/or obsolete based on future requirements. As of December 31, 2018 and 2017, our reserve for surplus and obsolete inventory was $5.1 million and $7.8 million, respectively.
Long-lived Assets
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
As the result of the discontinued use of certain assets, we recorded impairment charges of $0.9 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively. There were no impairment charges for the year ended December 31, 2016.
Income Taxes
We are subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, and we account for income taxes in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We record valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Net deferred tax assets relate primarily to net operating losses and pension and other postretirement benefit obligations in the U.S., which we believe are more likely than not to result in future tax benefits. As of December 31, 2018, we have recorded a valuation allowance on our net deferred tax assets in the U.S., as we do not believe it is more likely than not that a portion of our U.S. deferred tax assets will be realized.
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
During the year ended December 31, 2018, the Company made the accounting policy election to treat taxes related to Global Intangible Low-Taxed Income as a current period expense when incurred.
Benefit Plans
We recognize an overfunded status or underfunded status (i.e., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. We recognize actuarial gains and losses immediately through net periodic benefit cost in the Consolidated Statement of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. In addition, the Company uses fair value to account for the value of plan assets
As of December 31, 2018 our projected benefit obligations related to our pension and other postretirement benefit plans were $1,178.3 million and $194.7 million, respectively, and the underfunded status of our pension and other postretirement benefit obligations were $123.9 million and $108.6 million, respectively. These benefit obligations were valued using a weighted average discount rate of 4.30% and 4.34% for pension and other postretirement benefit plans, respectively. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans.
For the year ended December 31, 2018, net periodic pension benefit cost was $38.4 million, and net periodic other postretirement benefit income was $1.0 million. In 2018, net periodic pension and other postretirement benefit costs were calculated using a variety of assumptions, including a weighted average discount rate of 3.68% and 3.66%, respectively, and an expected return on plan assets of 6.45% and 5.00%, respectively. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon.
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

	Hypothetical Rate
	Increase (decrease)
	0.25%	(0.25)%
Discount Rate
Net periodic benefit cost, prior to annual remeasurement gains or losses	$0.8	($0.9)
Benefit obligation	($35.2)	$36.9

Return on plan assets
Net periodic benefit cost, prior to annual remeasurement gains or losses	($2.5)	$2.5
Aggregate net periodic pension and other postretirement benefit cost for 2019 is forecasted to be $1.7 million and $5.6 million, respectively. This estimate is based on a weighted average discount rate of 4.30% for the pension benefit plans and 4.34% for the other postretirement benefit plans, as well as an expected return on assets of 6.41% for the pension benefit plans and 5.00% for the other postretirement benefit plans. Actual cost also is dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results.

Please refer to “Note 8 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for further information related to our pension and other postretirement benefit plans.
Other Loss Reserves
We have a number of loss exposures that are incurred in the ordinary course of business, such as environmental claims, product liability claims, product warranty claims, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. These other loss reserves have an immaterial impact on the Consolidated Financial Statements.
FORWARD-LOOKING STATEMENTS
Certain statements set forth in this Annual Report on Form 10-K (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

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

•
the success of our operating plans, announced programs, initiatives and capital investments; the ability to integrate acquired companies; the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings; and our ability to maintain appropriate relations with unions that represent our associates in certain locations in order to avoid disruptions of business;

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

•	The overall impact of the pension and postretirement mark-to-market accounting; and

•	Those items identified under the caption Risk Factors in this Annual Report on Form 10-K.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Amended Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of December 31, 2018, we have $189.1 million of aggregate debt outstanding, of which $115.0 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of approximately $1.2 million annually.
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
Commodity Price Risk
In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys, natural gas and electricity. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing business. We utilize a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap, alloys and other raw materials, as well as natural gas. From time to time, we may use financial instruments to hedge a portion of our exposure to price risk related to natural gas and electricity purchases. In periods of stable demand for our products, the surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand and cost of raw materials are lower, however, the surcharge impacts sales prices to a lesser extent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TimkenSteel Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TimkenSteel Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule included at Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2019, expressed an unqualified opinion thereon.
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
February 20, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TimkenSteel Corporation

Opinion on Internal Control over Financial Reporting

We have audited TimkenSteel Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TimkenSteel Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TimkenSteel Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss) , shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule included at Item 15a and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
February 20, 2019

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
(Dollars in millions, except per share data)
Net sales	$1,610.6	$1,329.2	$869.5
Cost of products sold	1,505.7	1,261.4	841.6
Gross Profit	104.9	67.8	27.9

Selling, general and administrative expenses	98.2	90.5	90.2
Impairment and restructuring charges	0.9	0.7	0.3
Operating Income (Loss)	5.8	(23.4)	(62.6)

Interest expense	17.1	14.8	11.4
Other expense, net	18.6	4.1	68.0
Loss Before Income Taxes	(29.9)	(42.3)	(142.0)
Provision (benefit) for income taxes	1.8	1.5	(36.5)
Net Loss	($31.7)	($43.8)	($105.5)

Per Share Data:
Basic loss per share	($0.71)	($0.99)	($2.39)
Diluted loss per share	($0.71)	($0.99)	($2.39)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)

	Years Ended December 31,
	2018	2017	2016
(Dollars in millions)
Net Loss	($31.7)	($43.8)	($105.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.4)	1.1	(2.0)
Pension and postretirement liability adjustments	0.1	0.7	0.5
Other comprehensive income (loss), net of tax	(1.3)	1.8	(1.5)
Comprehensive Loss, net of tax	($33.0)	($42.0)	($107.0)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2018	2017
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$21.6	$24.5
Accounts receivable, net of allowances (2018 - $1.7 million; 2017 - $1.4 million)	163.4	149.8
Inventories, net	296.8	224.0
Deferred charges and prepaid expenses	3.5	3.9
Other current assets	6.1	8.0
Total Current Assets	491.4	410.2

Property, Plant and Equipment, Net	674.4	706.7

Other Assets
Pension assets	10.5	14.6
Intangible assets, net	17.8	19.9
Other non-current assets	3.5	5.2
Total Other Assets	31.8	39.7
Total Assets	$1,197.6	$1,156.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$160.6	$135.3
Salaries, wages and benefits	36.8	32.4
Accrued pension and postretirement costs	3.0	11.5
Other current liabilities	20.4	27.6
Total Current Liabilities	220.8	206.8

Non-Current Liabilities
Convertible notes, net	74.1	70.1
Other long-term debt	115.0	95.2
Accrued pension and postretirement costs	240.0	210.8
Deferred income taxes	0.8	0.3
Other non-current liabilities	11.7	12.7
Total Non-Current Liabilities	441.6	389.1

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2018 and 2017 - 45.7 million shares	—	—
Additional paid-in capital	846.3	843.7
Retained deficit	(269.2)	(238.0)
Treasury shares - 2018 - 1.1 million; 2017 - 1.3 million	(33.0)	(37.4)
Accumulated other comprehensive loss	(8.9)	(7.6)
Total Shareholders’ Equity	535.2	560.7
Total Liabilities and Shareholders’ Equity	$1,197.6	$1,156.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Total	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance as of December 31, 2015	$682.0	$828.8	($92.6)	($46.3)	($7.9)
Net loss	(105.5)	—	(105.5)		—
Pension and postretirement adjustment, net of tax	0.5	—	—	—	0.5
Foreign currency translation adjustments	(2.0)	—	—	—	(2.0)
Stock-based compensation expense	6.7	6.7	—	—	—
Issuance of treasury shares	—	(1.4)	—	1.4	—
Equity component of convertible notes, net	18.7	18.7	—	—	—
Deferred tax liability on convertible notes	(7.2)	(7.2)	—	—	—
Cumulative adjustment for adoption of ASU 2016-09	4.2	—	4.2	—	—
Balance as of December 31, 2016	$597.4	$845.6	($193.9)	($44.9)	($9.4)
Net loss	(43.8)	—	(43.8)	—	—
Pension and postretirement adjustment, net of tax	0.7	—	—	—	0.7
Foreign currency translation adjustments	1.1	—	—	—	1.1
Stock-based compensation expense	6.5	6.5	—	—	—
Stock option activity	0.2	0.2	—	—	—
Issuance of treasury shares	—	(8.6)	(0.3)	8.9	—
Shares surrendered for taxes	(1.4)	—	—	(1.4)	—
Balance as of December 31, 2017	$560.7	$843.7	($238.0)	($37.4)	($7.6)
Net Loss	(31.7)	—	(31.7)	—	—
Pension and postretirement adjustment, net of tax	0.1	—	—	—	0.1
Foreign currency translation adjustments	(1.4)	—	—	—	(1.4)
Adoption of new accounting standard (Note 2)	0.7	—	0.7	—	—
Stock-based compensation expense	7.3	7.3	—	—	—
Stock option activity	0.2	0.2	—	—	—
Issuance of treasury shares	—	(4.9)	(0.2)	5.1	—
Shares surrendered for taxes	(0.7)	—	—	(0.7)	—
Balance as of December 31, 2018	$535.2	$846.3	($269.2)	($33.0)	($8.9)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net Loss	($31.7)	($43.8)	($105.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73.0	74.9	74.9
Amortization of deferred financing fees and debt discount	5.5	4.0	2.9
Impairment charges and loss on sale or disposal of assets	0.9	1.6	1.2
Deferred income taxes	0.8	(0.3)	(36.8)
Stock-based compensation expense	7.3	6.5	6.7
Pension and postretirement expense, net	37.4	24.7	83.4
Pension and postretirement contributions and payments	(13.1)	(4.3)	(4.9)
Reimbursement from postretirement plan assets	—	—	13.3
Changes in operating assets and liabilities:
Accounts receivable, net	(13.6)	(58.2)	(10.7)
Inventories, net	(72.8)	(59.8)	9.7
Accounts payable	24.4	45.7	37.5
Other accrued expenses	(3.8)	18.3	(8.2)
Deferred charges and prepaid expenses	0.4	(0.5)	8.3
Other, net	3.8	(0.7)	2.6
Net Cash Provided by Operating Activities	18.5	8.1	74.4

Investing Activities
Capital expenditures	(40.0)	(33.0)	(42.7)
Proceeds from disposals of property, plant and equipment	1.0	—	—
Net Cash Used by Investing Activities	(39.0)	(33.0)	(42.7)

Financing Activities
Proceeds from exercise of stock options	0.2	0.2	—
Shares surrendered for employee taxes on stock compensation	(0.7)	(1.4)	—
Revenue Refunding Bonds repayments	(30.2)	—	—
Repayments on credit agreements	(105.0)	(5.0)	(130.0)
Borrowings on credit agreements	155.0	30.0	—
Proceeds from issuance of convertible notes	—	—	86.3
Debt issuance costs	(1.7)	—	(4.8)
Net Cash Provided (Used) by Financing Activities	17.6	23.8	(48.5)
Effect of exchange rate changes on cash	—	—	—
Decrease In Cash and Cash Equivalents	(2.9)	(1.1)	(16.8)
Cash and cash equivalents at beginning of period	24.5	25.6	42.4
Cash and Cash Equivalents at End of Period	$21.6	$24.5	$25.6
See accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(dollars in millions, except per share data)

Note 1 - Company and Basis of Presentation
TimkenSteel Corporation (the Company or TimkenSteel) manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. TimkenSteel’s portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-added solutions such as precision steel components, and billets. In addition, TimkenSteel supplies machining and thermal treatment services and manages raw material recycling programs, which are used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; oil country tubular goods (OCTG); automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
The SBQ bar, tube, and billet production processes take place at the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-added solutions production processes take place at three downstream manufacturing facilities: TimkenSteel Material Services (Houston, Texas), Tryon Peak (Columbus, North Carolina), and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business, not any specific aspect of the business.
Basis of Consolidation:
The Consolidated Financial Statements include the consolidated assets, liabilities, revenues and expenses related to TimkenSteel as of December 31, 2018, 2017, and 2016. All significant intercompany accounts and transactions within TimkenSteel have been eliminated in the preparation of the Consolidated Financial Statements.
Use of Estimates:
The preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.
Presentation:
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2018 presentation.
Note 2 - Significant Accounting Policies
Revenue Recognition:
TimkenSteel recognizes revenue from contracts at a point in time when it has satisfied its performance obligation and the customer obtains control of the goods, at the amount that reflects the consideration the Company expects to receive for those goods. The Company receives and acknowledges purchase orders from its customers, which define the quantity, pricing, payment and other applicable terms and conditions. In some cases, the Company receives a blanket purchase order from its customer, which includes pricing, payment and other terms and conditions, with quantities defined at the time the customer issues periodic releases from the blanket purchase order. Certain contracts contain variable consideration, which primarily consists of rebates that are accounted for in net sales and accrued based on the estimated probability of the requirements being met.
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
Long-lived Assets:
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
As the result of the discontinued use of certain assets, TimkenSteel recorded an impairment charge of $0.9 million and $0.7 million for the years ended December 31, 2018 and 2017. No impairment charges were recorded for the year ended December 31, 2016.

Product Warranties:
TimkenSteel accrues liabilities for warranties based upon specific claim incidents in accordance with accounting rules relating to contingent liabilities. Should TimkenSteel become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. TimkenSteel had no significant warranty claims for the years ended December 31, 2018, 2017 and 2016.
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
TimkenSteel records uncertain tax positions in accordance with FASB ASC Topic 740, “Income Taxes” (ASC 740), on the basis of a two-step process whereby (1) TimkenSteel determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, TimkenSteel recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
TimkenSteel recognizes interest and penalties related to unrecognized tax benefits within the provision (benefit) for income taxes line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.
During the year ended December 31, 2018, the Company made the accounting policy election to treat taxes related to Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred.
Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in other expense, net in the Consolidated Statements of Operations. TimkenSteel realized foreign currency exchange losses of $0.2 million in 2018 and $0.8 million in 2016, and gains of $0.3 million in 2017.
Pension and Other Postretirement Benefits:
TimkenSteel recognizes an overfunded status or underfunded status (e.g., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. The Company recognizes actuarial gains and losses immediately through net periodic benefit cost in the Consolidated Statement of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. In addition, the Company uses fair value to account for the value of plan assets.
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
TimkenSteel early adopted Accounting Standard Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the fourth quarter of 2016, with the effect recorded as of January 1, 2016. Under ASU 2016-09, TimkenSteel recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the Consolidated Statement of Operations. The Company recorded an adjustment to beginning retained earnings in 2016 of $4.2 million for previously unrecognized excess tax benefits. The excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate.
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
Research and Development:
Expenditures for TimkenSteel research and development amounted to $8.1 million for the year ended December 31, 2018 and $8.0 million for the years ended December 31, 2017 and 2016, and were recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. These expenditures may fluctuate from year to year depending on special projects and the needs of TimkenSteel and its customers.
Adoption of New Accounting Standards
The Company adopted the following ASUs in the first quarter of 2018, all of which were effective as of January 1, 2018. The adoption of these standards did not have a material impact on the Consolidated Financial Statements or the related Notes to the Consolidated Financial Statements.

Standards Adopted	Description
ASU 2017-01, Clarifying the Definition of a Business	The standard clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions, or disposals of assets or businesses.
ASU 2017-09, Stock Compensation, Scope of Modification Accounting	The standard provides guidance intended to reduce diversity in practice when accounting for a modification to the terms and conditions of a share-based payment award.

On January 1, 2018, TimkenSteel adopted the new revenue recognition standard using the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018, are presented in accordance with the new revenue recognition standard. Comparative financial information for reporting periods beginning prior to January 1, 2018, has not been adjusted and continues to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of the new revenue standard. The cumulative effect was an adjustment to the opening balance of retained earnings. Under the new revenue standard, the Company will continue to recognize revenue at a point in time when it transfers promised goods or services to customers. Refer to Note 9 - Revenue Recognition for further discussion.
The following table outlines the cumulative effect of adopting the new revenue recognition standard as of January 1, 2018:

Consolidated Balance Sheet Caption	As of December 31, 2017	ASU 2014-09 Adjustment	As of January 1, 2018
Inventories, net	$224.0	($3.3)	$220.7
Other current liabilities	$27.6	($4.0)	$23.6
Retained deficit	($238.0)	0.7	($237.3)
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

For the year ended December 31, 2018, the adoption of the new revenue standard did not have a material impact on the Consolidated Financial Statements or the related Notes to the Consolidated Financial Statements.
Accounting Standards Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topics 842),” which requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for not only finance (previously capital) leases but also operating leases. The standard also requires additional quantitative and qualitative disclosures, and is effective for annual reporting periods beginning after December 15, 2018. As such, TimkenSteel adopted the standard using the modified retrospective transition approach as of January 1, 2019, the beginning of fiscal 2019, without adjusting comparative periods.
The Company elected certain of the practical expedients permitted under the transition guidance within the new standard as follows:

•	A package of practical expedients to not reassess:

◦	Whether a contract is or contains a lease

◦	Lease classification

◦	Initial direct costs

•	A practical expedient to not reassess certain land easements

The Company has implemented internal controls and lease accounting software to enable the quantification of the expected impact on the Consolidated Balance Sheets and to facilitate the calculations of the related accounting entries and disclosures going forward. Adoption of the lease standard is estimated to result in recognition of right-to-use assets and lease liabilities of approximately $15 million, as of January 1, 2019. Adoption of the lease standard will have no impact on the Company’s debt-covenant compliance under its current agreements. Also, the Company does not expect the standard will materially affect its results of operations or its liquidity.

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
		January 1, 2020	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)	The standard eliminates, modifies and adds disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2021	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-13, Fair Value Measurement (Topic 820)	The standard eliminates, modifies and adds disclosure requirements for fair value measurements.	January 1, 2020	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	The standard provides an expanded scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees.	January 1, 2019	The Company evaluated the impact of the adoption of this ASU on its results of operations and financial condition and determined that the impact is immaterial.
ASU 2018-02, Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The standard permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings.	January 1, 2019	The Company evaluated the impact of the adoption of this ASU on its results of operations and financial condition and determined that the impact is immaterial.
ASU 2017-11, Distinguishing Liabilities from Equity; Derivatives and Hedging
The standard eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.
		January 1, 2019	The Company evaluated the impact of the adoption of this ASU on its results of operations and financial condition and determined that the impact is immaterial.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
The standard changes how entities will measure credit losses for most financial assets, including trade and other receivables and replaces the current incurred loss approach with an expected loss model.
		January 1, 2020	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

Note 3 - Inventories
The components of inventories, net of reserves as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Manufacturing supplies	$46.9	$36.3
Raw materials	35.2	31.9
Work in process	155.7	137.8
Finished products	142.8	82.9
Gross inventory	380.6	288.9
Allowance for surplus and obsolete inventory	(5.1)	(7.8)
LIFO reserve	(78.7)	(57.1)
Total Inventories, net	$296.8	$224.0
Inventories are valued at the lower of cost or market, with approximately 74% valued by the LIFO method, and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories, valued by FIFO, average cost or specific identification methods.
TimkenSteel recognized an increase in its LIFO reserve of $21.6 million and $12.5 million for the years ended December 31, 2018 and 2017, respectively. The increase in the LIFO reserve recognized during 2018 was due to higher scrap prices and inflation on certain consumables. The increase in the LIFO reserve recognized during 2017 was due to higher manufacturing costs and high scrap prices.
Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Land	$14.1	$13.4
Buildings and improvements	424.4	420.6
Machinery and equipment	1,404.2	1,387.4
Construction in progress	28.5	30.4
Subtotal	1,871.2	1,851.8
Less allowances for depreciation	(1,196.8)	(1,145.1)
Property, Plant and Equipment, net	$674.4	$706.7
Total depreciation expense was $67.5 million, $68.3 million and $68.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
TimkenSteel recorded capitalized interest related to construction projects of $0.1 million, $0.6 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As the result of the discontinued use of certain assets, TimkenSteel recorded an impairment charge of $0.5 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively. No impairment charges were recorded for the year ended December 31, 2016.

Note 5 - Intangible Assets
The components of intangible assets, net as of December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6.3	$4.6	$1.7	$6.3	$4.1	$2.2
Technology use	9.0	6.5	2.5	9.0	5.9	3.1
Capitalized software	61.6	48.0	13.6	59.1	44.5	14.6
Total Intangible Assets	$76.9	$59.1	$17.8	$74.4	$54.5	$19.9
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. The weighted average useful lives of the customer relationships, technology use and capitalized software are 15 years, 15 years and 6 years, respectively. The weighted average useful life of total intangible assets is 8 years.
As a result of discontinued use of certain capitalized software, TimkenSteel recorded an impairment charge of $0.4 million for the year ended December 31, 2018. No impairment charges were recorded for the years ended December 31, 2017 and 2016.
Amortization expense for intangible assets for the years ended December 31, 2018, 2017 and 2016 was $5.5 million, $6.6 million and $6.9 million, respectively. Based upon the intangible assets subject to amortization as of December 31, 2018, TimkenSteel’s estimated annual amortization for the five succeeding years is shown below (in millions):

Year	Amortization Expense
2019	$4.7
2020	$3.5
2021	$2.6
2022	$2.1
2023	$1.2
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

The components of the Convertible Notes as of December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(1.2)	(1.6)
Less: Debt discount, net of amortization	(11.0)	(14.6)
Convertible notes, net	$74.1	$70.1
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
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Year Ended December 31,
	2018	2017
Contractual interest expense	$5.2	$5.2
Amortization of debt issuance costs	0.4	0.5
Amortization of debt discount	3.6	3.2
Total	$9.2	$8.9
The fair value of the Convertible Notes was approximately $113.0 million as of December 31, 2018. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy, is based on the last price traded in December 2018.
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

Other Long-Term Debt
The components of other long-term debt as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.58% as of December 31, 2017)	$—	$12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.60% as of December 31, 2017)	—	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (1.60% as of December 31, 2017)	—	8.5
Credit Agreement, due 2019 (LIBOR plus applicable spread)	—	65.0
Amended Credit Agreement, due 2023 (LIBOR plus applicable spread)	115.0	—
Total Other Long-Term Debt	$115.0	$95.2
Credit Agreement
On February 26, 2016, the Company, as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Amended and Restated Credit Agreement (the Credit Agreement), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement provided for a $265.0 million asset based revolving credit facility.
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
The interest rate per annum applicable to loans under the Amended Credit Agreement will be, at the Company’s option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate of the administrative agent, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on the Company’s average quarterly availability. In addition, the Company will pay a commitment fee on the average daily unused amount of the credit facility in a percentage determined by the Company’s average daily availability for the most recently completed calendar month. The interest rate under the Amended Credit Agreement was 4.4% as of December 31, 2018. The amount available under the Amended Credit Agreement as of December 31, 2018 was $182.4 million.
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
The Amended Credit Agreement contains certain customary covenants, including covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur or suffer to exist certain liens, (ii) make investments, (iii) incur or guaranty additional indebtedness, (iv) enter into consolidations, mergers, acquisitions, sale-leaseback transactions and sales of assets, (v) make distributions and other restricted payments, (vi) change the nature of its business, (vii) engage in transactions with affiliates and (viii) enter into restrictive agreements, including agreements that restrict the ability to incur liens or make distributions. In addition, the Amended Credit Agreement requires the Company to (i) unless certain conditions are met, maintain certain minimum liquidity as specified in the Amended Credit Agreement during the period commencing on March 1, 2021 and ending on June 1, 2021 and (ii) maintain a minimum specified fixed charge coverage ratio on a springing basis if minimum availability requirements as specified in the Amended Credit Agreement are not maintained. As of December 31, 2018, the Company was in compliance with all covenants.
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
All of TimkenSteel’s other long-term debt is variable-rate debt. As such, the carrying value of variable-rate debt is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 fair value input as defined by ASC 820, Fair Value Measurements. The valuation of Level 2 is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly.
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
Rent expense under operating leases amounted to $11.0 million, $9.0 million, and $8.6 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, future minimum lease payments for non-cancelable operating leases totaled $16.4 million and are payable as follows: 2019 - $6.3 million; 2020 - $5.2 million; 2021 - $3.3 million; 2022 - $1.0 million; and 2023 and after - $0.6 million.

Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017 by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2016	($7.0)	($2.4)	($9.4)
Other comprehensive income before reclassifications, before income tax	1.1	—	1.1
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	1.5	1.5
Income tax	—	(0.8)	(0.8)
Net current period other comprehensive income, net of income taxes	1.1	0.7	1.8
Balance at December 31, 2017	($5.9)	($1.7)	($7.6)
Other comprehensive income before reclassifications, before income tax	(1.4)	(0.5)	(1.9)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.7	0.7
Income tax	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(1.4)	0.1	(1.3)
Balance at December 31, 2018	($7.3)	($1.6)	($8.9)

The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in other expense, net in the Consolidated Statements of Operations. These accumulated other comprehensive loss components are components of net periodic benefit cost. See “Note 8 - Retirement and Postretirement Plans” for additional information.

Note 8 - Retirement and Postretirement Plans
Eligible TimkenSteel employees, including certain employees in foreign countries, participate in the following TimkenSteel-sponsored plans: TimkenSteel Corporation Retirement Plan; TimkenSteel Corporation Bargaining Unit Pension Plan, Supplemental Pension Plan of TimkenSteel Corporation, TimkenSteel U.K. Pension Scheme, TimkenSteel Corporation Bargaining Unit Welfare Benefit Plan for Retirees, and TimkenSteel Corporation Welfare Benefit Plan for Retirees.
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
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2018 and 2017:

	Pension		Postretirement
Change in benefit obligation:	2018	2017	2018	2017
Benefit obligation at the beginning of year	$1,282.1	$1,220.3	$216.2	$214.2
Service cost	17.2	18.2	1.6	1.6
Interest cost	45.6	49.1	7.6	8.4
Actuarial (gains) losses	(70.4)	65.4	(11.7)	13.5
Benefits paid	(92.4)	(78.4)	(19.0)	(21.5)
Plan amendment	0.5	0.5	—	—
Foreign currency translation adjustment	(4.3)	7.0	—	—
Benefit obligation at the end of year	$1,178.3	$1,282.1	$194.7	$216.2

	Pension		Postretirement
Change in plan assets:	2018	2017	2018	2017
Fair value of plan assets at the beginning of year	$1,186.6	$1,131.7	$104.0	$113.9
Actual return on plan assets	(45.5)	123.6	(1.3)	9.5
Company contributions / payments	10.6	2.1	2.4	2.1
Benefits paid	(92.4)	(78.4)	(19.0)	(21.5)
Foreign currency translation adjustment	(4.9)	7.6	—	—
Fair value of plan assets at end of year	$1,054.4	$1,186.6	$86.1	$104.0
Funded status at end of year	($123.9)	($95.5)	($108.6)	($112.2)
The TimkenSteel Corporation Retirement Plan (Salaried Plan) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the fourth quarter of 2018 and third quarter of 2017, the cumulative cost of all settlements exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. For the years ended December 31, 2018 and 2017 total settlements were $26.0 million and $14.4 million, respectively. These settlement are included in benefits paid in the tables above and in the net remeasurement losses (gains) as a component of net periodic benefit cost. The Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of September 30, 2017, due to the cumulative cost of all settlements exceeding the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan.
For the years ended December 31, 2018 and 2017 the pension plan had expenses of $2.2 million and $1.6 million, respectively. These expenses are included in benefits paid in the tables above.
The accumulated benefit obligation at December 31, 2018 exceeded the fair value of plan assets for two of the Company’s pension plans. For these plans, the benefit obligation was $881.0 million, the accumulated benefit obligation was $860.3 million and the fair value of plan assets was $749.1 million as of December 31, 2018.

The total pension accumulated benefit obligation for all plans was $1,149.8 million and $1,254.1 million as of December 31, 2018 and 2017, respectively.
Amounts recognized on the balance sheet at December 31, 2018 and 2017, for TimkenSteel’s pension and postretirement benefit plans include:

	Pension		Postretirement
	2018	2017	2018	2017
Non-current assets	$10.5	$14.6	$—	$—
Current liabilities	(0.6)	(9.0)	(2.4)	(2.5)
Non-current liabilities	(133.8)	(101.1)	(106.2)	(109.7)
	($123.9)	($95.5)	($108.6)	($112.2)
Included in accumulated other comprehensive loss at December 31, 2018 and 2017, were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension		Postretirement
	2018	2017	2018	2017
Unrecognized prior service cost	$1.6	$1.5	$0.9	$1.1
Amounts expected to be amortized from accumulated other comprehensive loss and included in total net periodic benefit cost during the year ended December 31, 2019 are as follows:

	Pension	Postretirement
Prior service cost	$0.4	$0.1
The weighted average assumptions used in determining benefit obligation as of December 31, 2018 and 2017 were as follows:

	Pension		Postretirement
Assumptions:	2018	2017	2018	2017
Discount rate	4.30%	3.68%	4.34%	3.66%
Future compensation assumption	2.36%	2.37%	n/a	n/a
The weighted average assumptions used in determining benefit cost for the years ended December 31, 2018 and 2017 were as follows:

	Pension		Postretirement
Assumptions:	2018	2017	2018	2017
Discount rate	3.68%	4.17%	3.66%	4.09%
Future compensation assumption	2.37%	3.09%	n/a	n/a
Expected long-term return on plan assets	6.45%	6.46%	5.00%	5.00%
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
For measurement purposes, TimkenSteel assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 6.00% and 6.25% for 2018 and 2017, respectively, declining gradually to 5.00% in 2023 and thereafter for medical and prescription drug benefits, and 8.00% and 8.25% for 2018 and 2017, respectively, declining gradually to 5.00% in 2031 and thereafter for HMO benefits. A one percentage point increase in the assumed health care cost trend rate would have increased the 2018 and 2017 postretirement benefit obligation by $1.1 million and $1.8 million, respectively and increased the total service and interest cost components by $0.1 million in both the years ended December 31, 2018 and 2017. A one percentage point decrease would have decreased the 2018 and 2017 postretirement benefit obligation by $1.0 million and $1.6 million, respectively and decreased the total service and interest cost components by $0.1 million in both the years ended December 31, 2018 and 2017.
The components of net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Pension			Postretirement
	Years Ended December 31,			Years Ended December 31,
Components of net periodic benefit cost (income):	2018	2017	2016	2018	2017	2016
Service cost	$17.2	$18.2	$15.6	$1.6	$1.6	$1.5
Interest cost	45.6	49.1	52.4	7.6	8.4	$9.4
Expected return on plan assets	(74.0)	(70.7)	(71.1)	(4.8)	(5.2)	(5.8)
Amortization of prior service cost	0.5	0.5	0.6	0.2	1.0	1.1
Net remeasurement losses (gains)	49.1	12.5	73.4	(5.6)	9.3	6.3
Net Periodic Benefit Cost (Income)	$38.4	$9.6	$70.9	($1.0)	$15.1	$12.5
TimkenSteel recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, TimkenSteel also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolios is based on expected rates of return for various asset classes, as well as historical asset class and fund performance. The target allocations for plan assets are 19% equity securities, 59% debt securities and 22% in all other types of investments.
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

The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2018:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$22.5	$0.6	$21.9	$—
U.S government and agency securities	234.2	229.1	5.1	—
Corporate bonds	97.4	—	97.4	—
Equity securities	37.1	37.1	—	—
Mutual fund - fixed income	33.1	33.1	—	—
Mutual fund - real estate	7.7	7.7	—	—
Total Assets in the fair value hierarchy	$432.0	$307.6	$124.4	$—
Assets measured at net asset value (1)	622.4	—	—	—
Total Assets	$1,054.4	$307.6	$124.4	$—
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, hedge funds, and risk parity investments. As of December 31, 2018, these assets are redeemable at net asset value within 90 days.
The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$19.6	$4.5	$15.1	$—
U.S government and agency securities	240.7	234.6	6.1	—
Corporate bonds	110.0	—	110.0	—
Equity securities	50.8	50.8	—	—
Mutual fund - equity	35.2	35.2	—	—
Mutual fund - real estate	16.5	16.5	—	—
Total Assets in the fair value hierarchy	$472.8	$341.6	$131.2	$—
Assets measured at net asset value (1)	713.8	—	—	—
Total Assets	$1,186.6	$341.6	$131.2	$—
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and risk parity investments. As of December 31, 2017, these assets were redeemable at net asset value within 90 days.

The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of December 31, 2018:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5.6	$5.6	$—	$—
Mutual fund - fixed income	8.9	8.9	—	—
Total Assets in the fair value hierarchy	$14.5	$14.5	$—	$—
Assets measured at net asset value (1)	71.6	—	—	—
Total Assets	$86.1	$14.5	$—	$—
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, hedge funds, and risk parity investments. As of December 31, 2018, these assets are redeemable at net asset value within 90 days.
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
(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and risk parity investments. As of December 31, 2017, these assets were redeemable at net asset value within 90 days.
Future benefit payments are expected to be as follows:

		Postretirement
Benefit Payments:	Pension	Gross	Medicare Part D Subsidy Receipts
2019	$80.9	$19.0	$0.7
2020	79.4	18.3	0.8
2021	78.1	17.6	0.8
2022	81.7	16.8	0.8
2023	75.5	15.9	0.9
2024-2028	366.8	67.5	4.7
The Company expects to make contributions to its U.K. pension plan in 2019 of approximately $1.4 million.
Defined Contribution Plans
The Company recorded expense primarily related to employer matching and non-discretionary contributions to these defined contribution plans of $6.3 million in 2018, $5.4 million in 2017, and $4.6 million in 2016.

Note 9 - Revenue Recognition
As discussed in ‘Note 2 - Significant Accounting Policies,’ on January 1, 2018, TimkenSteel adopted the new revenue recognition standard. Under this new standard, TimkenSteel recognizes revenue from contracts at a point in time when it has satisfied its performance obligation and the customer obtains control of the goods, at the amount that reflects the consideration the Company expects to receive for those goods. The Company receives and acknowledges purchase orders from its customers, which define the quantity, pricing, payment and other applicable terms and conditions. In some cases, the Company receives a blanket purchase order from its customer, which includes pricing, payment and other terms and conditions, with quantities defined at the time the customer issues periodic releases from the blanket purchase order. Certain contracts contain variable consideration, which primarily consists of rebates that are accounted for in net sales and accrued based on the estimated probability of the requirements being met. Amounts billed to customers related to shipping and handling costs are included in net sales and related costs are included in costs of products sold in the Consolidated Financial Statements.
The following table provides the major sources of revenue by end market sector for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	2016
Mobile	$553.9	$528.6	$475.4
Industrial	637.5	486.4	323.7
Energy	265.6	141.7	35.7
Other(1)	153.6	172.5	34.7
Total Net Sales	$1,610.6	$1,329.2	$869.5
(1)”Other” for sales by end market sector includes the Company’s scrap and OCTG billet sales.
The following table provides the major sources of revenue by product type for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	2016
Bar	$1,030.7	$850.0	$512.9
Tube	254.7	176.9	94.9
Value-add	284.3	265.3	240.4
Other(2)	40.9	37.0	21.3
Total Net Sales	$1,610.6	$1,329.2	$869.5
(2)”Other” for sales by product type includes the Company’s scrap sales.
Note 10 - Earnings Per Share
Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method or if-converted method. For the Convertible Notes, the Company utilizes the if-converted method to calculate diluted loss per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense (including amortization of debt discount) recognized on the Convertible Notes and includes the number of shares potentially issuable related to the Convertible Notes in the weighted average shares outstanding. Treasury stock is excluded from the denominator in calculating both basic and diluted loss per share.
For the years ended December 31, 2018, 2017 and 2016, 3.3 million, 3.1 million, and 2.8 million shares issuable for equity-based awards, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for years ended December 31, 2018, 2017 and 2016, the dilutive effect of equity-based awards is not recognized and thus not utilized in the calculation of diluted loss per share, because the effect of their inclusion would have been anti-dilutive. The shares potentially issuable of 6.9 million, related to the Convertible Notes, were also anti-dilutive for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net loss	($31.7)	($43.8)	($105.5)

Denominator:
Weighted average shares outstanding, basic	44.6	44.4	44.2
Weighted average shares outstanding, diluted	44.6	44.4	44.2

Basic loss per share	($0.71)	($0.99)	($2.39)
Diluted loss per share	($0.71)	($0.99)	($2.39)
Note 11 - Stock-Based Compensation
Description of the Plan
On April 28, 2016, shareholders of TimkenSteel approved the TimkenSteel Corporation Amended and Restated 2014 Equity and Incentive Compensation Plan (TimkenSteel 2014 Plan), which authorizes the Compensation Committee of the TimkenSteel Board of Directors to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted shares, restricted share unit awards, performance shares, performance units, deferred shares and common shares) and cash awards to TimkenSteel employees and non-employee directors. No more than 11.05 million TimkenSteel common shares may be delivered under the TimkenSteel 2014 Plan. The TimkenSteel 2014 Plan contains fungible share counting mechanics, which generally means that awards other than stock options and stock appreciation rights will be counted against the aggregate share limit as 2.50 common shares for every one common share that is actually issued or transferred under such awards. The TimkenSteel 2014 Plan authorized up to 3.0 million common shares for use in granting “replacement awards” to current holders of The Timken Company equity awards under The Timken Company’s equity compensation plans at the time of the spinoff.
As of December 31, 2018, approximately 4.2 million shares of TimkenSteel common stock remained available for grants under the TimkenSteel 2014 Plan.
In connection with the spinoff, stock compensation awards granted under The Timken Company Long-Term Incentive Plan (Timken LTIP Plan) and The Timken Company 2011 Long-Term Incentive Plan (Timken 2011 Plan) were adjusted as follows:

•	Vested and unvested stock options were adjusted so that the grantee holds options to purchase both The Timken Company and TimkenSteel common shares.

•
The adjustment to The Timken Company and TimkenSteel stock options, when combined, were intended to generally preserve the intrinsic value of each original option grant and the ratio of the exercise price to the fair market value of The Timken Company common shares on June 30, 2014.

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
Awards granted in connection with the adjustment of awards originally issued under The Timken Company LTIP Plan and the Timken 2011 Plan are referred to as replacement awards under the TimkenSteel 2014 Plan and, as noted above, reduce the maximum number of TimkenSteel common shares available for delivery under the TimkenSteel 2014 Plan. TimkenSteel records compensation expense for both TimkenSteel and The Timken Company common shares for awards held by TimkenSteel employees only.
As discussed in ‘Note 2 - Significant Accounting Policies,’ TimkenSteel early adopted ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” effective as of January 1, 2016. Under ASU 2016-09, TimkenSteel recognizes all excess tax benefits and tax deficiencies as provision (benefit) for income taxes in the Consolidated Statements of Operations.

The following table provides the significant assumptions used to calculate the grant date fair market values of options granted using a Black-Scholes option pricing method:

	2018	2017	2016
Weighted-average fair value per option	$7.46	$7.68	$3.32
Risk-free interest rate	2.77%	2.21%	1.34%
Dividend yield	—%	—%	—%
Expected stock volatility	41.67%	43.23%	41.71%
Expected life - years	6	6	6
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
The following summarizes TimkenSteel stock option activity from January 1, 2018 to December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of December 31, 2017	2,338,355	$22.03
Granted	389,640	$16.53
Exercised	(18,242)	$9.74
Canceled, forfeited or expired	(177,084)	$21.16
Outstanding as of December 31, 2018	2,532,669	$21.33	8.12	$0.7
Options expected to vest	897,771	$14.59	8.12	$0.3
Options exercisable	1,634,898	$25.04	4.61	$0.4
Stock options presented in this table represent TimkenSteel awards only, including those held by The Timken Company employees.
For stock options exercised during the period of January 1, 2018 to December 31, 2018, the total intrinsic value was $0.1 million with cash proceeds of $0.2 million. There was a tax deduction that was less than $0.1 million associated with these stock option exercises.
The following summarizes TimkenSteel stock-settled restricted share award activity from January 1, 2018 to December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	714,316	$14.53
Granted	356,966	$16.47
Vested	(184,522)	$18.28
Canceled, forfeited or expired	(68,876)	$19.08
Outstanding as of December 31, 2018	817,884	$14.15
Restricted share awards presented in this table represent TimkenSteel awards only, including those held by The Timken Company employees.
TimkenSteel recognized stock-based compensation expense of $7.3 million ($7.3 million after tax), $6.5 million ($6.5 million after tax) and $6.7 million ($4.2 million after tax) for the years ended December 31, 2018, 2017 and 2016, respectively, related to stock option awards and stock-settled restricted share awards.
Outstanding restricted share awards include restricted shares, restricted stock units, performance-based restricted stock units and deferred shares that will settle in common shares. Outstanding restricted shares and restricted stock units generally cliff-

vest after three years or vest in 25% increments annually beginning on the first anniversary of the date of grant. Performance-based restricted stock units vest based on achievement of specified performance objectives.
As of December 31, 2018, unrecognized compensation cost related to stock option awards and stock-settled restricted shares and restricted stock units was $8.9 million, which is expected to be recognized over a weighted average period of 1.5 years. The calculations of unamortized expense and weighted-average periods include awards based on both TimkenSteel and The Timken Company stock awards held by TimkenSteel employees.
Certain restricted stock units, including performance-based restricted stock units, are settled in cash and were adjusted and substituted as described above. TimkenSteel accrued $0.8 million and $0.7 million as of December 31, 2018 and 2017, respectively, which was included in salaries, wages and benefits, and other non-current liabilities on the Consolidated Balance Sheets. TimkenSteel paid $0.1 million and $0.5 million for cash-settled restricted stock units during 2018 and 2017, respectively.
Note 12 - Segment Information
We conduct our business activities and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker (CODM) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations.
Geographic Information
Net sales by geographic area are reported by the country in which the customer is domiciled. Long-lived assets include property, plant and equipment and intangible assets subject to amortization. Long-lived assets by geographic area are reported by the location of the TimkenSteel operations to which the asset is attributed.

	Years Ended December 31,
	2018	2017
Net Sales:
United States	$1,456.2	$1,207.7
Foreign	154.4	121.5
	$1,610.6	$1,329.2

	December 31,
	2018	2017
Long-lived Assets, net:
United States	$692.0	$726.4
Foreign	0.2	0.2
	$692.2	$726.6

Note 13 - Income Tax Provision
Income (loss) from operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below.

	Years Ended December 31,
	2018	2017	2016
United States	($31.8)	($49.5)	($136.2)
Non-United States	1.9	7.2	(5.8)
Loss from operations before income taxes	($29.9)	($42.3)	($142.0)
The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$1.1	$—
State and local	0.3	0.1	0.1
Foreign	0.7	0.6	0.2
	$1.0	$1.8	$0.3
Deferred:
Federal	$0.4	($0.4)	($32.9)
State and local	—	—	(3.6)
Foreign	0.4	0.1	(0.3)
	0.8	(0.3)	(36.8)
Provision (benefit) for incomes taxes	$1.8	$1.5	($36.5)
For the year ended December 31, 2018, TimkenSteel made $0.6 million in foreign tax payments, $0.2 million in state tax payments, and no U.S. federal payments, and had no refundable overpayments of state income taxes. For the year ended December 31, 2017, TimkenSteel made $0.4 million in foreign tax payments, no U.S. federal and state tax payments, and had $0.4 million of refundable overpayments of state income taxes. The Company recorded these receivables as a component of prepaid expenses on the Consolidated Balance Sheets.

The reconciliation between TimkenSteel’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
Tax at the U.S. federal statutory rate	($6.3)	($14.8)	($49.7)
Adjustments:
State and local income taxes, net of federal tax benefit	(0.5)	(0.7)	(3.5)
Foreign earnings taxed at different rates	0.2	(0.2)	(0.1)
U.S. research tax credit	(0.2)	(0.2)	(0.4)
Valuation allowance	7.5	6.3	15.6
Global intangible low-taxed income	0.5	—	—
Tax Reform impact - transition tax and rate change	—	10.2	—
Permanent differences	0.8	0.3	0.8
Other items, net	(0.2)	0.6	0.8
Provision (benefit) for income taxes	$1.8	$1.5	($36.5)
Effective tax rate	(5.9)%	(3.7)%	25.7%
Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Undistributed earnings of foreign subsidiaries outside of the U.S. were $5.5 million, $2.9 million and $1.6 million at December 31, 2018, 2017 and 2016, respectively. The 2017 cumulative earnings amounts were recognized through the transition tax calculation pursuant to the Tax and Jobs Act enacted on December 22, 2017. The Company has recognized a deferred tax liability in the amount of $0.6 million and $0.3 million at December 31, 2018 and 2017, respectively for undistributed earnings at its TimkenSteel (Shanghai) Corporation Limited and TimkenSteel de Mexico S. de R.C. de C.V. subsidiaries, as those earnings are not permanently reinvested by the Company.

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017

Deferred tax liabilities:
Depreciation	($101.4)	($103.4)
Inventory	(9.9)	(5.4)
Convertible debt	(2.6)	(3.5)
Other, net	(0.7)	(0.3)
Deferred tax liabilities subtotal	($114.6)	($112.6)

Deferred tax assets:
Pension and postretirement benefits	$55.2	$50.6
Other employee benefit accruals	7.1	6.6
Tax loss carryforwards	82.0	80.9
Foreign tax credit	—	0.6
Intangible assets	1.1	1.4
Inventory	1.2	1.8
State decoupling	5.1	5.4
Interest limitation	3.2	—
Other, net	2.6	2.0
Deferred tax assets subtotal	$157.5	$149.3
Valuation allowances	(43.7)	(36.6)
Deferred tax assets	113.8	112.7
Net deferred tax assets (liabilities)	($0.8)	$0.1
As of December 31, 2018, the Company had a deferred tax liability of $0.8 million on the Consolidated Balance Sheets.
As of December 31, 2018, TimkenSteel had loss carryforwards in the U.S. and various non-U.S. jurisdictions totaling $347.6 million (of which $300.4 relates to the U.S. and $47.2 million relates to the UK jurisdiction), having various expirations dates. TimkenSteel has provided valuation allowances of $43.7 million against these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of TimkenSteel or entities treated as branches of TimkenSteel under U.S. tax law. Tax benefits have previously been recorded for these losses in the U.S. The related local country net operating loss carryforwards are offset fully by valuation allowances. As of December 31, 2018, TimkenSteel had a gross deferred tax asset for disallowed business interest in the U.S. of $13.6 million, which carries forward indefinitely.

During 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2016. In light of TimkenSteel’s recent operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence, and concluded that it was more likely than not that it would not realize a portion of its U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and as a result of current year activity, the Company remained in a full valuation allowance position through 2018. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.

TimkenSteel records interest and penalties related to uncertain tax positions as a component of (benefit) provision for income taxes. As of December 31, 2016, December 31, 2017 and December 31, 2018, TimkenSteel had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2018, TimkenSteel does not anticipate a change in its unrecognized tax positions during the next 12 months. TimkenSteel had no accrued interest and penalties related to uncertain tax positions as of December 31, 2018, December 31, 2017, and December 31, 2016.
TimkenSteel does not have any unrecognized tax benefits as of years ended December 31, 2018, 2017, and 2016.
As of December 31, 2018, TimkenSteel is not subject to examination by the IRS. Pursuant to the Tax Sharing Agreement dated June 30, 2014 between TimkenSteel and The Timken Company, TimkenSteel may be subject to results from tax examinations for The Timken Company for federal, state and local and various foreign tax jurisdictions in various open audit periods.
Tax Cuts and Jobs Act Bill

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law, which resulted in significant changes to U.S. tax and related laws. Some of the provisions of the Act affecting corporations include, but are not limited to, a reduction in the federal corporate income tax rate from 35% to 21%, expensing the cost of acquired qualified property, the elimination of alternative minimum tax, a modification of the net operating loss deduction, and the creation of global intangible low-taxed income. Further, several changes and limitations to deductions were encompassed in the new law and were effective for TimkenSteel in 2018, including, interest expense, performance-based compensation, meals and entertainment expenses, transportation fringe benefits, and elimination of the domestic production activities deduction. We have evaluated the impact of the new tax law on TimkenSteel’s financial condition and results of operations. We did not experience a significant reduction in our effective income tax rate or our net deferred federal income tax assets as a result of the income tax rate reduction or changes to U.S. tax law, as we remained in a valuation allowance position in 2018.

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 118, which provided guidance on accounting for the tax effects of the Act. SAB 118 provided a measurement period that should not extend beyond one year from the Act's enactment date for companies to complete the applicable accounting under Topic 740. TimkenSteel has not recorded any measurement period adjustments during the current reporting period. The company now considers its provisional accounting for the effects of the Act, which includes the remeasurement of deferred tax balances and related valuation allowances, the one-time transition tax and the repatriation of undistributed foreign earnings, as being complete and as meeting the recognition guidance under Topic 740.
Note 14 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of December 31, 2018 and 2017, TimkenSteel had a $0.7 million and a $0.9 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.
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

The following summarizes TimkenSteel contingency reserves and activity related to EPA matters from January 1, 2017 to December 31, 2018:

Beginning balance, January 1, 2017	$0.6
Expenses	0.2
Payments	(0.3)
Ending balance, December 31, 2017	$0.5
Expenses	0.5
Payments	(0.2)
Ending balance, December 31, 2018	$0.8
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
Transactions with Other Timken Businesses
TimkenSteel sold finished goods to The Timken Company. During the years ended December 31, 2018, 2017 and 2016, revenues from related-party sales of products totaled $43.2 million or 2.7% of net sales, $48.5 million, or 3.6% of net sales, and $32.7 million or 3.8% of net sales, respectively.
TimkenSteel did not purchase material from The Timken Company during the years ending December 31, 2018, 2017 and 2016. In addition, certain of TimkenSteel’s third-party service providers were paid by The Timken Company on behalf of TimkenSteel. TimkenSteel would subsequently reimburse The Timken Company in cash for such payments.
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
Employee Matters Agreement — TimkenSteel entered into an employee matters agreement with The Timken Company, which generally provides that TimkenSteel and The Timken Company each has responsibility for its own employees and compensation plans, subject to certain exceptions as described in the agreement. In general, prior to the spinoff, TimkenSteel employees participated in various retirement, health and welfare, and other employee benefit and compensation plans maintained by The Timken Company. Following the spinoff (or earlier, in the case of the tax-qualified defined benefit plans and retiree medical plans), pursuant to the employee matters agreement, TimkenSteel employees and former employees generally participate in similar plans and arrangements established and maintained by TimkenSteel. The employee matters agreement provides for the bifurcation of equity awards as described in Note 11 - Stock-Based Compensation. Among other things, the employee matters agreement also provides for TimkenSteel’s assumption of certain employment-related contracts that its employees originally entered into with The Timken Company, the allocation of certain employee liabilities and the cooperation between TimkenSteel and The Timken Company in the sharing of employee information.
Note 16 - Other Expense, net
The following table provides the components of other expense, net for the years ended December 31, 2018, 2017 and 2016:

Other Expense, net	Years Ended December 31,
	2018	2017	2016
Pension and postretirement non-service benefit income	($25.2)	($17.5)	($13.4)
Loss from remeasurement of benefit plans	43.5	21.8	79.7
Disposal of fixed assets	—	—	1.1
Foreign currency exchange (gain) loss	0.2	(0.3)	0.8
Miscellaneous (income) expense	0.1	0.1	(0.2)
Total other expense, net	$18.6	$4.1	$68.0
Non-service benefit income from all years is derived from the Company’s pension and other postretirement plans. The Company has had a favorable return on assets for its benefit plants, resulting in a benefit for all years. The loss from remeasurement of benefit plans is due to the Company performing mark-to-market accounting on its pension and postretirement assets at year end. Foreign currency exchange loss (gain) is due to exchange-rate fluctuations on the Company’s various foreign-currency denominated transactions.

SUPPLEMENTAL DATA
Selected Quarterly Financial Data (Unaudited)
(dollars in millions, except per share data)

Selected quarterly operating results for each quarter of fiscal 2018 and 2017 for TimkenSteel are as follows:

	Quarters Ended
	December 31	September 30	June 30	March 31
2018
Net Sales	$406.4	$409.9	$413.5	$380.8
Gross Profit	27.1	24.6	32.1	21.1
Net Income (Loss) (2)	(39.6)	1.4	8.4	(1.9)
Per Share Data: (1)
Basic earnings (loss) per share	($0.89)	$0.03	$0.19	($0.04)
Diluted earnings (loss) per share	($0.89)	$0.03	$0.19	($0.04)

	Quarters Ended
	December 31	September 30	June 30	March 31
2017
Net Sales	$341.4	$339.1	$339.3	$309.4
Gross Profit	8.5	18.5	23.8	17.0
Net Income (Loss) (3)	(33.9)	(5.9)	1.3	(5.3)
Per Share Data: (1)
Basic earnings (loss) per share	($0.76)	($0.13)	$0.03	($0.12)
Diluted earnings (loss) per share	($0.76)	($0.13)	$0.03	($0.12)
(1) Basic and diluted earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year. See “Note 10 - Earnings Per Share” in the Notes to the Consolidated Financial Statements.
(2) Net income (loss) for the third quarter of 2018 had executive severance cost of $1.7 million. Net income (loss) for the fourth quarter of 2018 included loss from remeasurement of benefit plans of $43.5 million.
(3) Net income (loss) for the third and fourth quarter of 2017 included remeasurement loss of benefit plans of $2.3 million and $19.5 million, respectively.

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
TimkenSteel management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2018, TimkenSteel’s internal control over financial reporting is effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our assessment of TimkenSteel’s internal control over financial reporting as of December 31, 2018. Please refer to Item 8, “Reports of Independent Registered Public Accounting Firm.”
Changes in Internal Controls
There have been no changes during the Company’s fourth quarter of 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Required information will be set forth under the captions “Proposal 1: Election of directors” and “Beneficial ownership of common stock - Section 16(a) beneficial ownership reporting compliance” in the proxy statement to be filed within 120 days of December 31, 2018 in connection with the annual meeting of shareholders to be held on May 7, 2019, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board of directors information - Audit committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held on May 7, 2019, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Required information will be set forth under the captions “Compensation discussion and analysis”; “2018 Summary compensation table”; “2018 Grants of plan-based awards table”; “Outstanding equity awards at 2018 year-end table”; “2018 Option exercises and stock vested table”; “Pension benefits”; “2018 Nonqualified deferred compensation table”; “Potential payments upon termination or change in control”; “Director compensation”; “CEO pay ratio”; “Board of directors information - Compensation committee”; “Board of directors information - Compensation committee interlocks and insider participation”; and “Board of directors information - Compensation committee report” in the proxy statement to be filed within 120 days of December 31, 2018 in connection with the annual meeting of shareholders to be held on May 7, 2019, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Required information, including with respect to institutional investors owning more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial ownership of common stock” in the proxy statement to be filed within 120 days of December 31, 2018 in connection with the annual meeting of shareholders to be held on May 7, 2019, and is incorporated herein by reference. Required information regarding securities authorized for issuance under the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form10-K and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Required information will be set forth under the captions “Corporate governance - Director independence” and “ Corporate governance - Related-party transactions approval policy” in the proxy statement to be filed within 120 days of December 31, 2018 in connection with the annual meeting of shareholders to be held on May 7, 2019, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2018 and 2017 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “ Proposal 2: Ratification of appointment of independent auditors - Services of independent auditor for 2018“ and “Proposal 2: Ratification of appointment of independent auditors - Audit committee pre-approval policies and procedures” in the proxy statement to be filed within 120 days of December 31, 2018 in connection with the annual meeting of shareholders to be held on May 7, 2019, and is incorporated herein by reference.

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

10.7
TimkenSteel Corporation Amended and Restated Annual Performance Award Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 26, 2018, File No. 001-36313).

10.8
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

10.13	Form of Severance Agreement with TimkenSteel Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).
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

10.18	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313).
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

10.24
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

21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.
**	Furnished herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2018	2017	2016
Balance at Beginning of Period	$1.4	$2.1	$1.5
Additions:
Charged to Costs and Expenses (1)	0.3	—	0.7
Deductions (2)	—	(0.7)	(0.1)
Balance at End of Period	$1.7	$1.4	$2.1

Allowance for surplus and obsolete inventory:	2018	2017	2016
Balance at Beginning of Period	$7.8	$8.1	$8.4
Additions:
Charged to Costs and Expenses (3)	1.6	1.0	1.5
Deductions (4)	(4.3)	(1.3)	(1.8)
Balance at End of Period	$5.1	$7.8	$8.1

Valuation allowance on deferred tax assets:	2018	2017	2016
Balance at Beginning of Period	$36.6	$24.4	$10.2
Additions:
Charged to Costs and Expenses (5)	7.1	12.2	15.6
Charged to Other Accounts (6)	—	—	—
Deductions (7)	—	—	(1.4)
Balance at End of Period	$43.7	$36.6	$24.4

(1)	Provision for uncollectible accounts included in expenses.

(2)	Actual accounts written off against the allowance-net of recoveries.

(3)	Provisions for surplus and obsolete inventory included in expenses.

(4)	Inventory items written off against the allowance.

(5)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(6)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(7)	Amount primarily relates to foreign currency translation adjustments, the removal of losses not carried over to TimkenSteel and a decrease in U.K. tax rates.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	February 20, 2019	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ward J. Timken, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer)	2/20/2019
Ward J. Timken, Jr.

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/20/2019
Kristopher R. Westbrooks

*	Director	2/20/2019
Joseph A. Carrabba

*	Director	2/20/2019
Phillip R. Cox

*	Director	2/20/2019
Diane C. Creel

*	Director	2/20/2019
Terry L. Dunlap

*	Director	2/20/2019
Randall H. Edwards

*	Director	2/20/2019
Donald T. Misheff

*	Director	2/20/2019
John P. Reilly

*	Director	2/20/2019
Ronald A. Rice

*	Director	2/20/2019
Marvin A. Riley

*	Director	2/20/2019
Randall A. Wotring

*Signed by the undersigned as attorney-in-fact and agent for the directors indicated.

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/20/2019
Kristopher R. Westbrooks