Form 10-Q
period 2019-03-31
TimkenSteel Corp
filed 2019-05-02
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2019
Common Shares, without par value	44,765,909
TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018
(Dollars in millions, except per share data)
Net sales	$371.0	$380.8
Cost of products sold	341.9	359.7
Gross Profit	29.1	21.1

Selling, general and administrative expenses	23.3	24.7
Operating Income (Loss)	5.8	(3.6)

Interest expense	4.2	4.6
Other income, net	2.7	6.4
Income (Loss) Before Income Taxes	4.3	(1.8)
Provision for income taxes	0.1	0.1
Net Income (Loss)	$4.2	($1.9)

Per Share Data:
Basic earnings (loss) per share	$0.09	($0.04)
Diluted earnings (loss) per share	$0.09	($0.04)
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2019	2018
(Dollars in millions)
Net income (loss)	$4.2	($1.9)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.4	0.8
Pension and postretirement liability adjustments	0.1	0.1
Other comprehensive income, net of tax	0.5	0.9
Comprehensive Income (Loss), net of tax	$4.7	($1.0)
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$7.8	$21.6
Accounts receivable, net of allowances (2019 - $1.5 million; 2018 - $1.7 million)	151.3	163.4
Inventories, net	324.3	296.8
Deferred charges and prepaid expenses	3.4	3.5
Other current assets	7.4	6.1
Total Current Assets	494.2	491.4

Property, plant and equipment, net	661.1	674.4
Operating lease right-of-use assets	15.9	—
Pension assets	12.7	10.5
Intangible assets, net	17.7	17.8
Other non-current assets	3.1	3.5
Total Assets	$1,204.7	$1,197.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$129.9	$160.6
Salaries, wages and benefits	26.6	36.8
Accrued pension and postretirement costs	3.0	3.0
Current operating lease liabilities	5.9	—
Other current liabilities	20.3	20.4
Total Current Liabilities	185.7	220.8

Convertible notes, net	75.2	74.1
Credit Agreement	140.0	115.0
Non-current operating lease liabilities	10.0	—
Accrued pension and postretirement costs	241.3	240.0
Deferred income taxes	0.6	0.8
Other non-current liabilities	10.6	11.7
Total Liabilities	663.4	662.4

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2019 and 2018 - 45.7 million shares	—	—
Additional paid-in capital	841.2	846.3
Retained deficit	(265.0)	(269.2)
Treasury shares - 2019 - 1.0 million; 2018 - 1.1 million	(26.5)	(33.0)
Accumulated other comprehensive loss	(8.4)	(8.9)
Total Shareholders’ Equity	541.3	535.2
Total Liabilities and Shareholders’ Equity	$1,204.7	$1,197.6
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	44,584,668	$846.3	($269.2)	($33.0)	($8.9)	$535.2
Net income	—	—	4.2	—	—	4.2
Other comprehensive income	—	—	—	—	0.5	0.5
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.2	—	—	—	0.2
Issuance of treasury shares	261,130	(7.5)	—	7.5	—	—
Shares surrendered for taxes	(79,889)	—	—	(1.0)	—	(1.0)
Balance of March 31, 2019	44,765,909	$841.2	($265.0)	($26.5)	($8.4)	$541.3

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	44,445,747	$843.7	($238.0)	($37.4)	($7.6)	$560.7
Net loss	—	—	(1.9)	—	—	(1.9)
Other comprehensive income	—	—	—	—	0.9	0.9
Revenue recognition accounting standard adoption	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.1	—	—	—	0.1
Issuance of treasury shares	121,012	(3.4)	(0.1)	3.5	—	—
Shares surrendered for taxes	(37,533)	—	—	(0.7)	—	(0.7)
Balance at March 31, 2018	44,529,226	$842.6	($239.3)	($34.6)	($6.7)	$562.0

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$4.2	($1.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17.8	18.5
Amortization of deferred financing fees and debt discount	1.3	1.8
Deferred income taxes	(0.2)	(0.3)
Stock-based compensation expense	2.2	2.2
Pension and postretirement expense (benefit), net	1.8	(1.4)
Pension and postretirement contributions and payments	(2.4)	(2.5)
Changes in operating assets and liabilities:
Accounts receivable, net	12.1	(31.3)
Inventories, net	(27.5)	(28.8)
Accounts payable	(30.7)	35.7
Other accrued expenses	(11.4)	(13.2)
Deferred charges and prepaid expenses	0.1	0.4
Other, net	(0.9)	1.4
Net Cash Used by Operating Activities	(33.6)	(19.4)

Investing Activities
Capital expenditures	(4.4)	(2.2)
Net Cash Used by Investing Activities	(4.4)	(2.2)

Financing Activities
Proceeds from exercise of stock options	0.2	0.1
Shares surrendered for employee taxes on stock compensation	(1.0)	(0.7)
Refunding Bonds repayments	—	(30.2)
Repayments on credit agreements	(5.0)	(65.0)
Borrowings on credit agreements	30.0	130.0
Debt issuance costs	—	(1.7)
Net Cash Provided by Financing Activities	24.2	32.5
Effect of exchange rate changes on cash	—	—
Decrease (Increase) In Cash and Cash Equivalents	(13.8)	10.9
Cash and cash equivalents at beginning of period	21.6	24.5
Cash and Cash Equivalents at End of Period	$7.8	$35.4
See accompanying Notes to the Unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Notes to Unaudited Consolidated Financial Statements
(dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements have been prepared by TimkenSteel Corporation (the Company or TimkenSteel) in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s Audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2018.
Note 2 - Recent Accounting Pronouncements
Adoption of New Accounting Standards
The Company adopted the following Accounting Standard Updates (ASU) in the first quarter of 2019, all of which were effective as of January 1, 2019. The adoption of these standards had no impact on the Unaudited Consolidated Financial Statements or the related Notes to the Unaudited Consolidated Financial Statements.

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

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topics 842),” which requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for not only finance (previously capital) leases but also operating leases. The standard also requires additional quantitative and qualitative disclosures. The Company adopted the standard using the modified retrospective transition approach without adjusting comparative periods.
The Company elected certain of the practical expedients permitted under the transition guidance within the new standard as follows:

•	A package of practical expedients to not reassess:

◦	Whether a contract is or contains a lease

◦	Lease classification

◦	Initial direct costs

•	A practical expedient to not reassess certain land easements

The Company has implemented internal controls and lease accounting software to enable the quantification of the expected impact on the Unaudited Consolidated Balance Sheets and to facilitate the calculations of the related accounting entries and disclosures. Adoption of the lease standard resulted in recognition of right-to-use assets and lease liabilities of $16.0 million as of January 1, 2019. Adoption of the lease standard had no impact on the Company’s debt-covenant compliance under its current agreements. Also, the standard did not materially affect the Company’s results of operations or its cash flows. Refer to “Note 9 - Leases” for additional information.

Accounting Standards Issued But Not Yet Adopted
The Company has considered the recent ASUs issued by the Financial Accounting Standards Board summarized below:

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
		January 1, 2020	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
Note 3 - Inventories
The components of inventories, net of reserves as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Manufacturing supplies	$52.5	$46.9
Raw materials	51.8	35.2
Work in process	170.6	155.7
Finished products	132.5	142.8
Gross inventory	407.4	380.6
Allowance for surplus and obsolete inventory	(5.1)	(5.1)
LIFO reserve	(78.0)	(78.7)
Total Inventories, net	$324.3	$296.8
Inventories are valued at the lower of cost or market, with approximately 74% valued by the last in, first out (LIFO) method, and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories, valued by first-in, first-out, average cost or specific identification methods.
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
TimkenSteel projects its LIFO reserve will decrease for the year ending December 31, 2019 due primarily to lower anticipated manufacturing costs.

Note 4 - Property, Plant and Equipment
The components of property, plant and equipment, net as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Land	$14.1	$14.1
Buildings and improvements	426.0	424.4
Machinery and equipment	1,414.1	1,404.2
Construction in progress	18.8	28.5
Subtotal	1,873.0	1,871.2
Less allowances for depreciation	(1,211.9)	(1,196.8)
Property, Plant and Equipment, net	$661.1	$674.4
Total depreciation expense was $16.4 million and $17.0 million for the three months ended March 31, 2019 and 2018, respectively.
Note 5 - Intangible Assets
The components of intangible assets, net as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6.3	$4.7	$1.6	$6.3	$4.6	$1.7
Technology use	9.0	6.7	2.3	9.0	6.5	2.5
Capitalized software	62.6	48.8	13.8	61.6	48.0	13.6
Total Intangible Assets	$77.9	$60.2	$17.7	$76.9	$59.1	$17.8
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 was $1.4 million and $1.5 million, respectively.
Note 6 - Financing Arrangements
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 6 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Convertible Notes
The components of the Convertible Notes as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(1.1)	(1.2)
Less: Debt discount, net of amortization	(10.0)	(11.0)
Convertible notes, net	$75.2	$74.1
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
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$1.3	$1.3
Amortization of debt issuance costs	0.1	0.1
Amortization of debt discount	1.0	0.9
Total	$2.4	$2.3
Credit Agreement
On January 26, 2018, the Company, as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Second Amended and Restated Credit Agreement (Credit Agreement), with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which amended and restated the Company’s Credit Agreement. The interest rate under the Credit Agreement was 4.5% as of March 31, 2019. The amount available under the Credit Agreement as of March 31, 2019 was $157.4 million. As of March 31, 2019, the Company was in compliance with all covenants.
Refunding Bonds
In connection with amending the Credit Agreement, on January 23, 2018, the Company redeemed in full $12.2 million of Ohio Water Development Revenue Refunding Bonds (originally due on November 1, 2025), $9.5 million of Ohio Air Quality Development Revenue Refunding Bonds (originally due on November 1, 2025) and $8.5 million of Ohio Pollution Control Revenue Refunding Bonds (originally due on June 1, 2033).
Fair Value Measurement
The fair value of the Convertible Notes was approximately $102.3 million as of March 31, 2019. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy as defined by Accounting Standards Codification (ASC) 820, Fair Value Measurements, is based on the last price traded in March 2019.
TimkenSteel’s Credit Agreement is variable-rate debt. As such, the carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly.
Interest Paid
The total cash interest paid for the three months ended March 31, 2019 and 2018 was $1.8 million and $0.9 million, respectively.

Note 7 - Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2018	($7.3)	($1.6)	($8.9)
Other comprehensive income before reclassifications, before income tax	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.1	0.1
Income tax	—	—	—
Net current period other comprehensive income, net of income taxes	0.4	0.1	0.5
Balance as of March 31, 2019	($6.9)	($1.5)	($8.4)

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2017	($5.9)	($1.7)	($7.6)
Other comprehensive income before reclassifications, before income tax	0.8	—	0.8
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.1	0.1
Income tax	—	—	—
Net current period other comprehensive income, net of income taxes	0.8	0.1	0.9
Balance as of March 31, 2018	($5.1)	($1.6)	($6.7)

The amount reclassified from accumulated other comprehensive loss for the pension and postretirement liability adjustment was included in other income, net in the Unaudited Consolidated Statements of Operations. These accumulated other comprehensive loss components are components of net periodic benefit cost. See “Note 8 - Retirement and Postretirement Plans” for additional information.
Note 8 - Retirement and Postretirement Plans
The components of net periodic benefit cost (income) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Pension	Postretirement	Pension	Postretirement
Service cost	$4.3	$0.3	$4.3	$0.4
Interest cost	12.2	2.0	11.4	1.9
Expected return on plan assets	(16.2)	(0.9)	(18.4)	(1.2)
Amortization of prior service cost	0.1	—	0.1	0.1
Net Periodic Benefit Cost (Income)	$0.4	$1.4	($2.6)	$1.2

Note 9 - Leases
The Company has operating leases for office space, warehouses, land, machinery and equipment, vehicles and certain information technology equipment. These leases have remaining lease terms of one year to six years, some of which may include options to extend the leases for one or more years. Certain leases also include options to purchase the leased property. As of March 31, 2019, the Company has no financing leases and no material leases that have not yet commenced. The weighted average remaining lease term for our operating leases as of March 31, 2019 was 3.0 years.
Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into after the adoption of ASC 842, the Company combines lease and non-lease components. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The Company recorded lease cost for the three months ended March 31, 2019 as follows:

Three Months Ended March 31, 2019
Operating lease cost	$1.8
Short-term lease cost	0.5
Total lease cost	$2.3
When available, the rate implicit in the lease is used to discount lease payments to present value; however, the Company’s leases generally do not provide a readily determinable implicit rate. Therefore, the incremental borrowing rate to discount the lease payments is estimated using market-based information available at lease commencement. The weighted average discount rate used to measure our operating lease liabilities as of March 31, 2019 was 4.7%.
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1.8
Right-of-use assets obtained in exchange for operating lease obligations	$1.6
Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

2019 (excluding the three months ended March 31, 2019)	$5.0
2020	5.8
2021	3.8
2022	1.6
2023	0.8
After 2023	0.1
Total future minimum lease payments	17.1
Less amount of lease payment representing interest	(1.2)
Total present value of lease payments	$15.9

Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

2019	$6.3
2020	5.2
2021	3.3
2022	1.0
2023	0.6
After 2023	—
Total future minimum lease payments	$16.4
Note 10 - Revenue Recognition
TimkenSteel recognizes revenue from contracts at a point in time when it has satisfied its performance obligation and the customer obtains control of the goods, at the amount that reflects the consideration the Company expects to receive for those goods. The Company receives and acknowledges purchase orders from its customers which define the quantity, pricing, payment and other applicable terms and conditions. In some cases, the Company receives a blanket purchase order from its customer, which includes pricing, payment and other terms and conditions, with quantities defined at the time the customer issues periodic releases against the blanket purchase order. Certain contracts contain variable consideration, which primarily consists of rebates that are accounted for in net sales and accrued based on the estimated probability of the requirements being met. Amounts billed to customers related to shipping and handling costs are included in net sales and related costs are included in costs of products sold in the Unaudited Consolidated Financial Statements.
The following table provides the major sources of revenue by end-market sector for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Mobile	$144.2	$142.5
Industrial	147.0	147.7
Energy	60.8	49.1
Other(1)	19.0	41.5
Total Net Sales	$371.0	$380.8
(1) “Other” for sales by end-market sector includes the Company’s scrap and OCTG billet sales.
The following table provides the major sources of revenue by product type for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Bar	$239.9	$234.4
Tube	49.6	63.7
Value-add	73.7	72.7
Other(2)	7.8	10.0
Total Net Sales	$371.0	$380.8
(2) “Other” for sales by product type includes the Company’s scrap sales.

Note 11 - Earnings Per Share
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
For the three months ended March 31, 2019 and 2018, 2.3 million and 3.4 million shares issuable for equity-based awards, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for the three months ended March 31, 2018, the dilutive effect of equity-based awards is not recognized and thus not utilized in the calculation of diluted loss per share, because the effect of their inclusion would have been anti-dilutive. The shares potentially issuable of 6.9 million, related to the Convertible Notes, were also anti-dilutive for the three months ended March 31, 2019 and 2018, respectively.
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$4.2	($1.9)

Denominator:
Weighted average shares outstanding, basic	44.7	44.5
Dilutive effect of stock-based awards	0.5	—
Weighted average shares outstanding, diluted	45.2	44.5

Basic earnings (loss) per share	$0.09	($0.04)
Diluted earnings (loss) per share	$0.09	($0.04)
Note 12 - Income Tax Provision
TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2019	2018
Provision for incomes taxes	$0.1	$0.1
Effective tax rate	1.1%	(5.6)%
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

Note 13 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. As of March 31, 2019 and December 31, 2018, TimkenSteel had a $1.3 million and a $1.5 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.
Note 14 - Other Income, net
The following table provides the components of other income, net for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Pension and postretirement non-service benefit income	$2.8	$6.3
Foreign currency exchange (loss) gain	(0.1)	0.1
Total other income, net	$2.7	$6.4
Non-service benefit income is derived from the Company’s pension and other postretirement plans. The Company’s expected return on assets has exceeded the interest cost component, resulting in income for the three months ended March 31, 2019 and 2018. Foreign currency exchange loss (gain) is due to exchange-rate fluctuations on the Company’s various foreign-currency denominated transactions.
Note 15 - Subsequent Event
After reviewing the TimkenSteel retiree group health plan in comparison to health insurance options available in the individual market, TimkenSteel announced on April 9, 2019 that it would be moving Medicare-eligible union retirees to an individual plan on a Medicare healthcare exchange. The plans on the exchange offer more options and flexibility than these retirees currently have, and typically cost them less for comparable or better health and prescription drug coverage. The Company is providing these retirees access to a personal benefits advisor as well as additional informational resources to assist with the transition by July 31, 2019.
The Company will continue to provide financial support for eligible premiums and expenses through the payment of subsidies ranging from $1,200 to $1,800 annually into the retirees’ Health Reimbursement Accounts (HRAs). The Company concluded this plan change will be accounted for as a plan amendment in the Company’s second quarter of 2019. The Company estimates it will recognize a reduction in the accumulated postretirement benefit obligation (APBO) of approximately $65 to $70 million. The reduction in the APBO will be recognized in Other Comprehensive Income and subsequently amortized as an offset to postretirement benefit cost over a period of approximately 12 years (average remaining service period). Excluding the impact of the mark-to-market adjustment, which cannot be determined at this time, will reduce the Company’s expected 2019 postretirement benefit cost by approximately $5 million. The Company will perform a remeasurement at April 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Business Overview
TimkenSteel Corporation (we, us, our, the Company or Timkensteel) manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-add solutions such as precision steel components, and billets. In addition, we supply machining and thermal treatment services and manage raw material recycling programs, which are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: oil and gas; OCTG; automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
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

Results of Operations
Net Sales
The charts below present net sales and shipments for the three months ended March 31, 2019 and 2018.
Net sales for the three months ended March 31, 2019 were $371.0 million, a decrease of $9.8 million or 2.6% compared to the three months ended March 31, 2018. The decrease was due to a reduction in volume of 39 thousand ship tons, resulting in a decrease of $38.4 million of net sales. The primary driver in the decrease in volume was the planned reduction of OCTG billet shipments for the three months ended March 31, 2019 compared to 2018. This was partially offset by favorable price/mix of approximately $29.5 million, as we realized the benefit of price increases and continue focused efforts to sell our higher margin products. This resulted in net sales per ton increasing 11.9% from 2018. Excluding surcharges, net sales decreased $8.8 million, or 3.0%. The decrease in surcharges from the prior-year quarter was primarily from lower volumes.

Gross Profit
Gross profit for the three months ended March 31, 2019 increased $8.0 million, or 37.9%, compared to the three months ended March 31, 2018. The increase was driven primarily by favorable price/mix due to increased demand for higher margin products and increased pricing. The favorable price/mix was partially offset by increased manufacturing costs. Higher manufacturing costs in 2019 were driven primarily by planned production downtime resulting in lower fixed-cost leverage. Additionally, raw material spread was a headwind due to a decline in the No.1 busheling scrap index during first-quarter 2019.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expense for the three months ended March 31, 2019 decreased by $1.4 million, or 5.7%, compared to the three months ended March 31, 2018, due primarily to a decrease in variable compensation.
Interest Expense

	Three Months Ended March 31,
	2019	2018	$ Change
Cash interest paid	$1.8	$0.9	$0.9
Accrued interest	1.1	1.9	(0.8)
Amortization of deferred financing fees and debt discount	1.3	1.8	(0.5)
Total interest expense	$4.2	$4.6	($0.4)
Interest expense for the three months ended March 31, 2019 was $4.2 million, a decrease of $0.4 million compared to the three months ended March 31, 2018. The decrease is due to the write-off of $0.7 million in deferred financing costs in the first-quarter of 2018, associated with amending the Credit Agreement and redeeming the Refunding Bonds, partially offset by higher average borrowings on the Credit Agreement to support working capital needs during the three months ended March 31, 2019. Refer to “Note 6 - Financing Arrangements” in the Notes to the Unaudited Consolidated Financial Statements for additional information.
Other Income, net

	Three Months Ended March 31,
	2019	2018	$ Change
Pension and postretirement non-service benefit income	$2.8	$6.3	($3.5)
Foreign currency exchange gain (loss)	(0.1)	0.1	(0.2)
Total other income, net	$2.7	$6.4	($3.7)
Non-service benefit income is derived from the Company’s pension and other postretirement plans. The Company’s expected return on assets has exceeded the interest cost component, resulting in income for the three months ended March 31, 2019 and 2018. Foreign currency exchange loss (gain) is due to exchange-rate fluctuations on the Company’s various foreign-currency denominated transactions.

Provision for Income Taxes

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Provision for income taxes	$0.1	$0.1	$—	—
Effective tax rate	1.1%	(5.6)%	NM	670	bps
The effective tax rate for the three months ended March 31, 2019 increased from the same period in 2018, primarily due to the increase of approximately $6 million in net income year-over-year. The majority of our taxes are derived from foreign operations. We remain in a full valuation for the U.S. jurisdiction for the three months ended March 31, 2019.

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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	Three Months Ended March 31, 2019
	Mobile	Industrial	Energy	Other	Total
Tons	112.8	102.5	31.4	14.2	260.9

Net Sales	$144.2	$147.0	$60.8	$19.0	$371.0
Less: Surcharges	37.5	35.1	12.5	4.6	89.7
Base Sales	$106.7	$111.9	$48.3	$14.4	$281.3

Net Sales / Ton	$1,278	$1,434	$1,936	$1,338	$1,422
Base Sales / Ton	$946	$1,092	$1,538	$1,014	$1,078

	Three Months Ended March 31, 2018
	Mobile	Industrial	Energy	Other	Total
Tons	110.4	113.7	29.0	46.6	299.7

Net Sales	$142.5	$147.7	$49.1	$41.5	$380.8
Less: Surcharges	31.3	35.2	11.0	13.2	90.7
Base Sales	$111.2	$112.5	$38.1	$28.3	$290.1

Net Sales / Ton	$1,291	$1,299	$1,693	$891	$1,271
Base Sales / Ton	$1,007	$989	$1,314	$607	$968

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

Credit Agreement
On January 26, 2018, we as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Second Amended and Restated Credit Agreement (Credit Agreement), with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which amended and restated the Company’s existing Credit Agreement. The Credit Agreement matures on January 26, 2023. Prior to the maturity date, amounts outstanding are required to be repaid (without reduction of the commitments thereunder) from mandatory prepayment events from the proceeds of certain asset sales, equity or debt issuances or casualty events.
Refunding Bonds
In connection with amending the Credit Agreement, on January 23, 2018, we redeemed in full $12.2 million of Ohio Water Development Revenue Refunding Bonds (originally due on November 1, 2025), $9.5 million of Ohio Air Quality Development Revenue Refunding Bonds (originally due on November 1, 2025) and $8.5 million of Ohio Pollution Control Revenue Refunding Bonds (originally due on June 1, 2033).
Additional Liquidity Considerations
The following represents a summary of key liquidity measures under the Credit Agreement as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$7.8	$21.6

Credit Agreement:
Maximum availability	$300.0	$300.0
Amount borrowed	140.0	115.0
Letter of credit obligations	2.6	2.6
Availability not borrowed	157.4	182.4

Total liquidity	$165.2	$204.0

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
As of March 31, 2019, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2019 operating plan and our long-range plan, we believe that our cash balance as of March 31, 2019 , projected cash generated from operations, and borrowings available under the Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through January 26, 2023, the maturity date of our Credit Agreement.

To the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, and cash on hand or credit availability is insufficient, we would seek additional financing to provide additional liquidity. We regularly evaluate our potential access to the equity and debt capital markets as sources of liquidity and we believe additional financing would likely be available if necessary, although we can make no assurance as to the form or terms of any such financing. We would also consider additional cost reductions and further reductions of capital expenditures. Regardless, we will continue to evaluate additional financing or may seek to refinance outstanding borrowings under the Credit Agreement to provide us with additional flexibility and liquidity. Any additional financing beyond that incurred to refinance existing debt would increase our overall debt and could increase interest expense.

For additional details regarding the Credit Agreement, the Credit Agreement and the Convertible Notes, please refer to “Note 6 - Financing Arrangements” in the Notes to the Unaudited Consolidated Financial Statements and for our discussion regarding risk factors related to our business and our debt, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2019 and 2018. For additional details, please refer to the Unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Three Months Ended March 31,
	2019	2018
Net cash used by operating activities	($33.6)	($19.4)
Net cash used by investing activities	(4.4)	(2.2)
Net cash provided by financing activities	24.2	32.5
(Decrease) Increase in Cash and Cash Equivalents	($13.8)	$10.9
Operating activities
Net cash used by operating activities for the three months ended March 31, 2019 was $33.6 million compared to $19.4 million for the three months ended March 31, 2018. The decrease of $14.2 million was primarily due to timing of payments to suppliers at the end of the first-quarter 2019, partially offset by the reduction of accounts receivable and improved operating income. Refer to the Unaudited Consolidated Statements of Cash Flows for additional information,
Investing activities
Net cash used by investing activities for the three months ended March 31, 2019 and 2018 was $4.4 million and $2.2 million, respectively. Cash used for investing activities primarily relates to capital investments in our manufacturing facilities.
Our business requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our construction in progress balance of $18.8 million as of March 31, 2019 includes: (a) $5.1 million relating to growth initiatives (e.g. new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $13.7 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. In the next one to three years, we expect to spend approximately $28 million to complete existing ongoing projects (made up of approximately $21 million relating to additional growth initiatives and approximately $7 million related to continuous improvement) to complete existing ongoing projects.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2019 was $24.2 million compared to $32.5 million for the three months ended March 31, 2018. The change was mainly due to net borrowings on the Credit Agreement during the three months ended March 31, 2019 of $25.0 million as compared to $34.8 million during the three months ended March 31, 2018.

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
On January 1, 2019, TimkenSteel adopted ASU 2016-02 “Leases” and ASU 2018-11 “Leases - Targeted Improvements”. Refer to Note 2 - Recent Accounting Pronouncements and Note 9 - Leases for additional information.
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

•	The overall impact of the pension and postretirement mark-to-market accounting; and

•	Those items identified under the caption Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2019, we have $215.2 million of aggregate debt outstanding, of which $140.0 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of $1.4 million annually.
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
Canton, Ohio  U.S. Environmental Protection Agency Notice of Violation.

The U.S. Environmental Protection Agency (EPA) issued two related Notices of Violation (NOV) to TimkenSteel on August 5, 2014 and November 2, 2015.  The EPA alleges violations under the Clean Air Act based on alleged violations of permitted emission limits and engineering requirements at TimkenSteel’s Faircrest and Harrison Steel Plants in Canton, Ohio.  TimkenSteel disputes many of EPA’s allegations but is working cooperatively with EPA and the U.S. Department of Justice to resolve the government’s claims.  Negotiations to resolve the NOVs are ongoing, but it is not anticipated that the ultimate resolution of the NOVs will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. There have been no material changes to such risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Form of Nonqualified Stock Options Agreement
10.2*	Form of Time-Based Restricted Stock Unit Agreement
10.3*	Form of Time-Based Ratable Restricted Stock Unit Agreement
10.4*	Form of Performance Shares Agreement
10.5*	Form of Deferred Shares Agreement (Cliff Vesting)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	May 2, 2019	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1	Form of Nonqualified Stock Options Agreement
10.2	Form of Time-Based Restricted Stock Unit Agreement
10.3	Form of Time-Based Ratable Restricted Stock Unit Agreement
10.4	Form of Performance Shares Agreement
10.5	Form of Deferred Shares Agreement (Cliff Vesting)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.