Form 10-Q
period 2019-06-30
TimkenSteel Corp
filed 2019-08-01
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-36313

TIMKENSTEEL CORPORATION (Exact name of registrant as specified in its charter)

Ohio	46-4024951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1835 Dueber Avenue SW, Canton, OH	44706
(Address of principal executive offices)	(Zip Code)
330.471.7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading symbol	Name of exchange in which registered
Common shares	TMST	NASDAQ
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial reporting accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2019
Common Shares, without par value	44,816,212

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions, except per share data)
Net sales	$336.7	$413.5	$707.7	$794.3
Cost of products sold	311.3	381.4	653.2	741.1
Gross Profit	25.4	32.1	54.5	53.2

Selling, general and administrative expenses	20.2	24.9	43.5	49.6
Restructuring charges	3.6	—	3.6	—
Impairment charges and loss on asset disposals	1.8	0.9	1.8	0.9
Interest expense	4.2	3.9	8.4	8.5
Other income (expense), net	0.2	6.2	2.9	12.6
Income (Loss) Before Income Taxes	(4.2)	8.6	0.1	6.8
Provision for income taxes	0.2	0.2	0.3	0.3
Net Income (Loss)	($4.4)	$8.4	($0.2)	$6.5

Per Share Data:
Basic earnings (loss) per share	($0.10)	$0.19	$—	$0.15
Diluted earnings (loss) per share	($0.10)	$0.19	$—	$0.14
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Net income (loss)	($4.4)	$8.4	($0.2)	$6.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.6)	(1.2)	(0.2)	(0.4)
Pension and postretirement liability adjustments	69.4	0.2	69.5	0.3
Other comprehensive income (loss), net of tax	68.8	(1.0)	69.3	(0.1)
Comprehensive Income (Loss), net of tax	$64.4	$7.4	$69.1	$6.4
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$20.9	$21.6
Accounts receivable, net of allowances (2019 - $1.4 million; 2018 - $1.7 million)	146.4	163.4
Inventories, net	304.8	296.8
Deferred charges and prepaid expenses	2.6	3.5
Other current assets	7.6	6.1
Total Current Assets	482.3	491.4

Property, plant and equipment, net	649.7	674.4
Operating lease right-of-use assets	14.5	—
Pension assets	13.0	10.5
Intangible assets, net	17.4	17.8
Other non-current assets	2.7	3.5
Total Assets	$1,179.6	$1,197.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$110.3	$160.6
Salaries, wages and benefits	15.5	36.8
Accrued pension and postretirement costs	3.0	3.0
Current operating lease liabilities	5.7	—
Other current liabilities	20.5	20.4
Total Current Liabilities	155.0	220.8

Convertible notes, net	76.3	74.1
Credit Agreement	145.0	115.0
Non-current operating lease liabilities	8.8	—
Accrued pension and postretirement costs	176.0	240.0
Deferred income taxes	0.6	0.8
Other non-current liabilities	10.6	11.7
Total Liabilities	572.3	662.4

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2019 and 2018 - 45.7 million shares	—	—
Additional paid-in capital	841.4	846.3
Retained deficit	(269.4)	(269.2)
Treasury shares - 2019 - 0.9 million; 2018 - 1.1 million	(25.1)	(33.0)
Accumulated other comprehensive income (loss)	60.4	(8.9)
Total Shareholders’ Equity	607.3	535.2
Total Liabilities and Shareholders’ Equity	$1,179.6	$1,197.6
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2018	44,584,668	$846.3	($269.2)	($33.0)	($8.9)	$535.2
Net income (loss)	—	—	4.2	—	—	4.2
Other comprehensive income (loss)	—	—	—	—	0.5	0.5
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.2	—	—	—	0.2
Issuance of treasury shares	261,130	(7.5)	—	7.5	—	—
Shares surrendered for taxes	(79,889)	—	—	(1.0)	—	(1.0)
Balance at March 31, 2019	44,765,909	$841.2	($265.0)	($26.5)	($8.4)	$541.3
Net income (loss)	—	—	(4.4)	—	—	(4.4)
Other comprehensive income (loss)	—	—	—	—	68.8	68.8
Stock-based compensation expense	—	1.6	—	—	—	1.6
Issuance of treasury shares	50,185	(1.4)	—	1.4	—	—
Balance at June 30, 2019	44,816,094	$841.4	($269.4)	($25.1)	$60.4	$607.3

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	44,445,747	$843.7	($238.0)	($37.4)	($7.6)	$560.7
Net income (loss)	—	—	(1.9)	—	—	(1.9)
Other comprehensive income (loss)	—	—	—	—	0.9	0.9
Revenue recognition accounting standard adoption	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.1	—	—	—	0.1
Issuance of treasury shares	121,012	(3.4)	(0.1)	3.5	—	—
Shares surrendered for taxes	(37,533)	—	—	(0.7)	—	(0.7)
Balance at March 31, 2018	44,529,226	$842.6	($239.3)	($34.6)	($6.7)	$562.0
Net income (loss)	—	—	8.4	—	—	$8.4
Other comprehensive income (loss)	—	—	—	—	(1.0)	($1.0)
Stock-based compensation expense	—	1.5	—	—	—	$1.5
Stock option activity	—	0.1	—	—	—	$0.1
Issuance of treasury shares	55,442	(1.5)	(0.1)	1.6	—	$—
Balance at June 30, 2018	44,584,668	$842.7	($231.0)	($33.0)	($7.7)	$571.0
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	($0.2)	$6.5
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	35.7	36.9
Amortization of deferred financing fees and debt discount	2.5	3.0
Impairment charges and loss on sale or disposal of assets	1.8	0.9
Deferred income taxes	(0.2)	(0.3)
Stock-based compensation expense	3.8	3.7
Pension and postretirement expense (benefit), net	6.4	(2.9)
Pension and postretirement contributions and payments	(3.5)	(12.9)
Changes in operating assets and liabilities:
Accounts receivable, net	17.0	(23.8)
Inventories, net	(8.0)	(70.5)
Accounts payable	(50.3)	42.5
Other accrued expenses	(22.3)	(12.9)
Deferred charges and prepaid expenses	0.9	1.6
Other, net	(1.2)	(1.9)
Net Cash Used by Operating Activities	(17.6)	(30.1)

Investing Activities
Capital expenditures	(12.3)	(9.0)
Proceeds from disposals of property, plant and equipment	—	1.0
Net Cash Used by Investing Activities	(12.3)	(8.0)

Financing Activities
Proceeds from exercise of stock options	0.2	0.2
Shares surrendered for employee taxes on stock compensation	(1.0)	(0.7)
Refunding Bonds repayments	—	(30.2)
Repayments on credit agreements	(10.0)	(70.0)
Borrowings on credit agreements	40.0	155.0
Debt issuance costs	—	(1.7)
Net Cash Provided by Financing Activities	29.2	52.6
Decrease (Increase) in Cash and Cash Equivalents	(0.7)	14.5
Cash and cash equivalents at beginning of period	21.6	24.5
Cash and Cash Equivalents at End of Period	$20.9	$39.0
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

The Company has implemented internal controls and lease accounting software to enable the quantification of the expected impact on the unaudited Consolidated Balance Sheets and to facilitate the calculations of the related accounting entries and disclosures. Adoption of the lease standard resulted in recognition of right-to-use assets and lease liabilities of $16.0 million as of January 1, 2019. Adoption of the lease standard had no impact on the Company’s debt-covenant compliance under its current agreements. Also, the standard did not materially affect the Company’s results of operations or its cash flows. Refer to “Note 11 - Leases” for additional information.

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
		January 1, 2020	The Company plans on adopting this ASU using the prospective method. The Company does not expect the ASU to have a material impact on its results of operations or financial condition.
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)	The standard eliminates, modifies and adds disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2021	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-13, Fair Value Measurement (Topic 820)	The standard eliminates, modifies and adds disclosure requirements for fair value measurements.	January 1, 2020	The Company does not expect the ASU to have a material impact on its results of operations or financial condition.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
The standard changes how entities will measure credit losses for most financial assets, including trade and other receivables and replaces the current incurred loss approach with an expected loss model.
		January 1, 2020	The Company does not expect the ASU to have a material impact on its results of operations or financial condition.
Note 3 - Revenue Recognition
TimkenSteel recognizes revenue from contracts at a point in time when it has satisfied its performance obligation and the customer obtains control of the goods, at the amount that reflects the consideration the Company expects to receive for those goods. The Company receives and acknowledges purchase orders from its customers which define the quantity, pricing, payment and other applicable terms and conditions. In some cases, the Company receives a blanket purchase order from its customer, which includes pricing, payment and other terms and conditions. Quantities are defined at the time the customer issues periodic releases against the blanket purchase order. Certain contracts contain variable consideration, which primarily consists of rebates that are accounted for in net sales and accrued based on the estimated probability of the requirements being met. Amounts billed to customers related to shipping and handling costs are included in net sales and related costs are included in costs of products sold in the unaudited Consolidated Financial Statements.
The following table provides the major sources of revenue by end-market sector for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mobile	$135.3	$141.6	$279.5	$284.1
Industrial	124.3	166.9	271.3	314.6
Energy	54.1	68.8	114.9	117.9
Other(1)	23.0	36.2	42.0	77.7
Total Net Sales	$336.7	$413.5	$707.7	$794.3
(1) “Other” for sales by end-market sector includes the Company’s scrap and OCTG billet sales.

The following table provides the major sources of revenue by product type for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Bar	$225.4	$262.4	$465.3	$496.8
Tube	40.8	70.6	90.4	134.3
Value-add	63.1	69.2	136.8	141.9
Other(2)	7.4	11.3	15.2	21.3
Total Net Sales	$336.7	$413.5	$707.7	$794.3
(2) “Other” for sales by product type includes the Company’s scrap sales.
Note 4 - Restructuring Charges
During the second quarter of 2019, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its commercial and technology organizations to drive innovation and focus on the key growth areas identified by the Company such as value-added components, energy products and government business. Given these and other restructuring efforts, the Company implemented approximately 55 salaried position eliminations. As a result of the headcount reduction, TimkenSteel recognized restructuring charges of $3.6 million consisting of severance and employee-related benefits. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the unaudited Consolidated Balance Sheets. The reserve balance at June 30, 2019 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the six months ended June 30, 2019:

Balance at December 31, 2018	$—
Expenses	3.6
Payments	(0.2)
Balance at June 30, 2019	$3.4
Note 5 - Other Income (Expense), net
The following table provides the components of other income (expense), net for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pension and postretirement non-service benefit income	$4.5	$6.2	$7.3	$12.5
Loss from remeasurement of benefit plans	(4.4)	—	(4.4)	—
Foreign currency exchange gain (loss)	0.2	(0.1)	0.1	—
Miscellaneous income (expense)	(0.1)	0.1	(0.1)	0.1
Total other income (expense), net	$0.2	$6.2	$2.9	$12.6
Non-service benefit income is derived from the Company’s pension and other postretirement plans. The Company’s expected return on assets has exceeded the interest cost component, resulting in income for the three and six months ended June 30, 2019 and 2018. In the second quarter of 2019, the Company amended its postretirement benefit plan. This amendment reduced the postretirement liability and therefore required the Company to perform a full remeasurement of its postretirement obligations and plan assets as of April 30, 2019. The reduction in the Accumulated Postretirement Benefit Obligation (APBO) is recognized in Other Comprehensive Income and subsequently amortized as an offset to postretirement benefit cost. For more details on the remeasurement refer to Note 13 - “Retirement and Postretirement Plans.” Foreign currency exchange gain (loss) is due to exchange-rate fluctuations on the Company’s various foreign-currency denominated transactions.

Note 6 - Income Tax Provision
TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for incomes taxes	$0.2	$0.2	$0.3	$0.3
Effective tax rate	(6.8)%	1.9%	228.8%	4.1%
In light of TimkenSteel’s recent operating performance in the U.S. and current industry conditions, the Company assessed its U.S. deferred tax assets and concluded, based upon all available evidence, that it was more likely than not that it would not realize the assets. As a result, the Company will maintain a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The majority of TimkenSteel’s taxes are derived from foreign operations.
Note 7 - Earnings (Loss) Per Share
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
Common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2019 because the effect of their inclusion would have been anti-dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes, were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018 because the effect of their inclusion would have been anti-dilutive.
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	($4.4)	$8.4	($0.2)	$6.5

Denominator:
Weighted average shares outstanding, basic	44.8	44.6	44.7	44.5
Dilutive effect of stock-based awards	—	0.6	—	0.7
Weighted average shares outstanding, diluted	44.8	45.2	44.7	45.2

Basic earnings (loss) per share	($0.10)	$0.19	$—	$0.15
Diluted earnings (loss) per share	($0.10)	$0.19	$—	$0.14

Note 8 - Inventories
The components of inventories, net of reserves as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Manufacturing supplies	$56.0	$46.9
Raw materials	40.5	35.2
Work in process	154.9	155.7
Finished products	125.8	142.8
Gross inventory	377.2	380.6
Allowance for surplus and obsolete inventory	(5.2)	(5.1)
LIFO reserve	(67.2)	(78.7)
Total Inventories, net	$304.8	$296.8
Inventories are valued at the lower of cost or market, with approximately 74% valued by the last in, first out (LIFO) method, and the remaining inventories, including manufacturing supplies inventory as well as international (outside the United States) inventories, valued by the first-in, first-out, average cost or specific identification methods.
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
TimkenSteel projects its LIFO reserve will decrease for the year ending December 31, 2019 due to lower anticipated raw material costs, manufacturing costs and quantities.
Note 9 - Property, Plant and Equipment
The components of property, plant and equipment, net as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Land	$14.1	$14.1
Buildings and improvements	426.4	424.4
Machinery and equipment	1,413.2	1,404.2
Construction in progress	21.7	28.5
Subtotal	1,875.4	1,871.2
Less allowances for depreciation	(1,225.7)	(1,196.8)
Property, Plant and Equipment, net	$649.7	$674.4
Total depreciation expense was $16.5 million and $17.0 million for the three months ended June 30, 2019 and 2018, respectively. Total depreciation expense was $32.9 million and $34.0 million for the six months ended June 30, 2019 and 2018, respectively. During the three and six months ended June 30, 2019, TimkenSteel recorded a loss on disposal of assets of $1.7 million, primarily related to the abandonment of certain equipment. During the three and six months ended June 30, 2018, TimkenSteel recorded approximately $0.5 million of impairment charges and loss on sale or disposals related to the discontinued use of certain assets.

Note 10 - Intangible Assets
The components of intangible assets, net as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6.3	$4.7	$1.6	$6.3	$4.6	$1.7
Technology use	9.0	6.8	2.2	9.0	6.5	2.5
Capitalized software	62.2	48.6	13.6	61.6	48.0	13.6
Total Intangible Assets	$77.5	$60.1	$17.4	$76.9	$59.1	$17.8
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the three months ended June 30, 2019 and 2018 was $1.4 million for both periods. Amortization expense for intangible assets for the six months ended June 30, 2019 and 2018 was $2.8 million and $2.9 million, respectively. During the three and six months ended June 30, 2019, TimkenSteel recorded a loss on disposal of intangibles of $0.1 million. During the three and six months ended June 30, 2018, TimkenSteel recorded approximately $0.4 million of impairment charges due to the discontinued use of certain capitalized software.
Note 11 - Leases
The Company has operating leases for office space, warehouses, land, machinery and equipment, vehicles and certain information technology equipment. These leases have remaining lease terms of less than one year to six years, some of which may include options to extend the leases for one or more years. Certain leases also include options to purchase the leased property. As of June 30, 2019, the Company has no financing leases. The weighted average remaining lease term for our operating leases as of June 30, 2019 was 2.9 years.
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
The Company recorded lease cost for the three and six months ended June 30, 2019 as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1.8	$3.6
Short-term lease cost	0.5	1.0
Total lease cost	$2.3	$4.6
When available, the rate implicit in the lease is used to discount lease payments to present value; however, the Company’s leases generally do not provide a readily determinable implicit rate. Therefore, the incremental borrowing rate to discount the lease payments is estimated using market-based information available at lease commencement. The weighted average discount rate used to measure our operating lease liabilities as of June 30, 2019 was 4.7%.
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3.6
Right-of-use assets obtained in exchange for operating lease obligations	$1.7

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

2019 (excluding the six months ended June 30, 2019)	$3.2
2020	5.8
2021	3.9
2022	1.6
2023	0.9
After 2023	0.1
Total future minimum lease payments	15.5
Less amount of lease payment representing interest	(1.0)
Total present value of lease payments	$14.5
Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

2019	$6.3
2020	5.2
2021	3.3
2022	1.0
2023	0.6
After 2023	—
Total future minimum lease payments	$16.4
As of June 30, 2019, we have additional operating leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals approximately $3.0 million. Accordingly, these leases are not recorded on the unaudited Consolidated Balance Sheet at June 30, 2019. These operating leases will commence between 2019 and 2022 with lease terms of three to four years.
Note 12 - Financing Arrangements
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 6 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Convertible Notes
The components of the Convertible Notes as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(1.0)	(1.2)
Less: Debt discount, net of amortization	(9.0)	(11.0)
Convertible notes, net	$76.3	$74.1
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

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$1.3	$1.3	$2.6	$2.6
Amortization of debt issuance costs	0.1	0.1	0.2	0.2
Amortization of debt discount	1.0	0.8	2.0	1.7
Total	$2.4	$2.2	$4.8	$4.5
Credit Agreement
On January 26, 2018, the Company, as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Second Amended and Restated Credit Agreement (Credit Agreement), with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which amended and restated the Company’s Credit Agreement. The interest rate under the Credit Agreement was 4.6% as of June 30, 2019. The amount available under the Credit Agreement as of June 30, 2019 was $152.4 million. As of June 30, 2019, the Company was in compliance with all covenants.
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
Fair Value Measurement
The fair value of the Convertible Notes was approximately $86.5 million as of June 30, 2019. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy as defined by Accounting Standards Codification (ASC) 820, Fair Value Measurements, is based on the last price traded in June 2019.
TimkenSteel’s Credit Agreement is variable-rate debt. As such, the carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly.
Interest Paid
The total cash interest paid for the six months ended June 30, 2019 and 2018 was $6.1 million and $5.2 million, respectively.

Note 13 - Retirement and Postretirement Plans
The components of net periodic benefit cost (income) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Pension	Postretirement	Pension	Postretirement
Service cost	$4.4	$0.3	$4.3	$0.5
Interest cost	12.3	1.5	11.4	1.9
Expected return on plan assets	(16.4)	(1.0)	(18.5)	(1.2)
Amortization of prior service cost	0.1	(1.0)	0.1	—
Net remeasurement losses (gains)	—	4.4	—	—
Net Periodic Benefit Cost (Income)	$0.4	$4.2	($2.7)	$1.2

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Pension	Postretirement	Pension	Postretirement
Service cost	$8.7	$0.6	$8.6	$0.9
Interest cost	24.5	3.5	22.8	3.8
Expected return on plan assets	(32.6)	(1.9)	(36.9)	(2.4)
Amortization of prior service cost	0.2	(1.0)	0.2	0.1
Net remeasurement losses (gains)	—	4.4	—	—
Net Periodic Benefit Cost (Income)	$0.8	$5.6	($5.3)	$2.4
In the second quarter of 2019, the Company amended its postretirement benefit plan relating to moving Medicare-eligible union retirees to an individual plan on a Medicare healthcare exchange. This amendment reduced the postretirement liability by $70.2 million. This amendment required the Company to perform a full remeasurement of its postretirement obligations and plan assets as of April 30, 2019. The $70.2 million reduction in the APBO is recognized in Other Comprehensive Income (Loss) and subsequently amortized as an offset to postretirement benefit cost over a period of 12 years (average remaining service period). In addition to the reduction of the APBO, the Company recognized a net remeasurement loss of $4.4 million.

Note 14 - Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2018	($7.3)	($1.6)	($8.9)
Other comprehensive income before reclassifications, before income tax	(0.2)	—	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(0.7)	(0.7)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	70.2	70.2
Income tax	—	—	—
Net current period other comprehensive income, net of income taxes	(0.2)	69.5	69.3
Balance as of June 30, 2019	($7.5)	$67.9	$60.4

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2017	($5.9)	($1.7)	($7.6)
Other comprehensive income before reclassifications, before income tax	(0.4)	—	(0.4)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.3	0.3
Income tax	—	—	—
Net current period other comprehensive income, net of income taxes	(0.4)	0.3	(0.1)
Balance as of June 30, 2018	($6.3)	($1.4)	($7.7)

The amount reclassified from accumulated other comprehensive income (loss) for the pension and postretirement liability adjustment was included in other income (expense), net in the unaudited Consolidated Statements of Operations. The amount deferred to accumulated other comprehensive income in the six months ended June 30, 2019, was a result of a plan amendment to the Company’s postretirement benefit plan. These accumulated other comprehensive income (loss) components are components of net periodic benefit cost. See “Note 13 - Retirement and Postretirement Plans” for additional information.
Note 15 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of June 30, 2019 and December 31, 2018, TimkenSteel had a $1.5 million contingency reserve for both periods, related to loss exposures incurred in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Business Overview
TimkenSteel Corporation (we, us, our, the Company or Timkensteel) manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-add solutions such as precision steel components, and billets. In addition, we supply machining and thermal treatment services and manage raw material recycling programs, which are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market categories: oil and gas; oil country tubular goods (OCTG); automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
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

Results of Operations
Net Sales
The charts below present net sales and shipments for the three months ended June 30, 2019 and 2018.
Net sales for the three months ended June 30, 2019 were $336.7 million, a decrease of $76.8 million, or 18.6%, compared with the three months ended June 30, 2018. The decrease was due to a reduction in volume of approximately 62 thousand ship tons, resulting in a decrease of $65.7 million of net sales, and lower surcharges of $25.9 million. The primary driver in the decrease in volume was lower shipments in the industrial end markets and the reduction of OCTG billet shipments. The decrease in surcharges was primarily due to lower volumes. These decreases were partially offset by favorable price/mix of $13.7 million, as we realized the benefit of price increases and continue focused efforts to sell our higher value products. This resulted in net sales per ton increasing 1.6% from 2018. Excluding surcharges, net sales decreased $50.9 million, or 16.4%.

The charts below present net sales and shipments for the six months ended June 30, 2019 and 2018.
Net sales for the six months ended June 30, 2019 were $707.7 million, a decrease of $86.6 million, or 10.9%, compared with the six months ended June 30, 2018. The decrease was due to lower volumes of approximately 100 thousand ship tons, resulting in a decrease of $104.1 million of net sales, and lower surcharges of $26.5 million. The primary driver in the decrease in volume was lower shipments in the industrial end markets and the reduction of OCTG billet shipments. The decrease in surcharges was primarily due to lower volumes. These decreases were partially offset by favorable price/mix of $43.2 million, driven by increased pricing in first half 2019, compared with the same period 2018, and continued focused efforts to sell our higher value products. This resulted in net sales per ton increasing 6.7% from 2018. Excluding surcharges, net sales decreased $59.7 million, or 10.0%

Gross Profit
The charts below present the drivers of the gross profit variance from the three months ended June 30, 2018 to June 30, 2019.
Gross profit for the three months ended June 30, 2019 decreased $6.7 million, or 20.9%, compared with the three months ended June 30, 2018. The decrease was driven primarily by unfavorable manufacturing cost, raw material spread, and lower volumes. Higher manufacturing costs in second-quarter 2019 were primarily driven by accelerating annual maintenance for two of our plants, in order to free up capacity later in 2019, combined with lower melt utilization, resulting in lower fixed-cost leverage. Raw material spread was a headwind due to a decline in the No.1 busheling scrap index and lower volumes during second quarter of 2019. Lower volumes were a result of reduced shipments to the industrial end markets and reductions in OCTG billet sales. These decreases were partially offset by a favorable LIFO adjustment and higher price/mix. LIFO benefited from declining scrap prices and inventory quantities in the second quarter of 2019 as compared to amounts in inventory at December 31, 2018. Price/mix was favorable due to increased pricing in second quarter of 2019, compared with the same period in 2018, and continued focused efforts to sell our higher value products.

The charts below present the drivers of the gross profit variance from the six months ended June 30, 2018 to June 30, 2019.
Gross profit for the six months ended June 30, 2019 increased $1.3 million, or 2.4%, compared with the six months ended June 30, 2018. The increase was driven primarily by favorable price/mix and a favorable LIFO adjustment. Price/mix was favorable due to increased pricing in first half of 2019, compared with the same period in 2018, and continued focused efforts to sell our higher value products. LIFO benefited from declining scrap prices and inventory quantities in the first half of 2019 as compared to amounts in inventory at December 31, 2018. These increases were partially offset by unfavorable manufacturing costs, raw material spread, and lower volumes. Manufacturing costs were unfavorable due to accelerated annual plant maintenance for two of our plants, in order to free up capacity later in 2019, combined with lower melt utilization, resulting in lower fixed-cost leverage during the first half of 2019. Raw material spread was a headwind due to a decline in the No.1 busheling scrap index and lower volume during the first half of 2019. Lower volumes were a result of reduced shipments to the industrial end markets and reductions in OCTG billet sales.

Selling, General and Administrative Expenses
The charts below present selling, general and administrative (SG&A) expense for the three and six months ended June 30, 2019 and 2018.
Selling, general and administrative (SG&A) expense for the three months and six months ended June 30, 2019 decreased by $4.7 million, or 18.9%, and $6.1 million, or 12.3%, respectively, compared with the same periods in 2018. The decline in both periods was primarily due to lower variable compensation.
Restructuring Charges
During the second quarter of 2019, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its commercial and technology organizations to drive innovation and focus on the key growth areas identified by the Company such as value-added components, energy products and government business. Given these and other restructuring efforts, the Company implemented approximately 55 salaried position eliminations. As a result of the headcount reduction, TimkenSteel recognized restructuring charges of $3.6 million consisting of severance and employee-related benefits. The Company expects savings of approximately $2 million in fiscal 2019 with annual savings of approximately $7 million beginning in fiscal 2020. Refer to “Note 4 - Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements for additional information.
Interest Expense

	Three Months Ended June 30,
	2019	2018	$ Change
Cash interest paid	$4.3	$4.3	$—
Accrued interest	(1.3)	(1.6)	0.3
Amortization of convertible notes discount and deferred financing	1.2	1.2	—
Total interest expense	$4.2	$3.9	$0.3

	Six Months Ended June 30,
	2019	2018	$ Change
Cash interest paid	$6.1	$5.2	$0.9
Accrued interest	(0.2)	0.3	(0.5)
Amortization of convertible notes discount and deferred financing	2.5	3.0	(0.5)
Total interest expense	$8.4	$8.5	($0.1)

Interest expense for the three months ended June 30, 2019 was $4.2 million, an increase of $0.3 million, compared with the three months ended June 30, 2018. The increase is due to higher interest rates in second-quarter of 2019. Interest expense was relatively flat for the six months ended June 30, 2019 compared with the same period in 2018. This is due to higher interest rates in the second quarter of 2019, offset by higher deferred financing fee write-offs for the first quarter of 2018. Refer to “Note 12 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.
Other Income (Expense), net

	Three Months Ended June 30,
	2019	2018	$ Change
Pension and postretirement non-service benefit income	$4.5	$6.2	($1.7)
Loss from remeasurement of benefit plans	(4.4)	—	(4.4)
Foreign currency exchange gain (loss)	0.2	(0.1)	0.3
Miscellaneous income (expense)	(0.1)	0.1	(0.2)
Total other income (expense), net	$0.2	$6.2	($6.0)

	Six Months Ended June 30,
	2019	2018	$ Change
Pension and postretirement non-service benefit income	$7.3	$12.5	($5.2)
Loss from remeasurement of benefit plans	(4.4)	—	(4.4)
Foreign currency exchange gain (loss)	0.1	—	0.1
Miscellaneous income (expense)	(0.1)	0.1	(0.2)
Total other income (expense), net	$2.9	$12.6	($9.7)
Non-service benefit income is derived from our pension and other postretirement plans. Expected return on assets has exceeded the interest cost component, resulting in income for the three and six months ended June 30, 2019 and 2018. In the second quarter of 2019, we amended the postretirement benefit plan. This amendment reduced the postretirement liability and therefore required us to perform a full remeasurement of the postretirement obligations and plan assets as of April 30, 2019. The reduction in the Accumulated Postretirement Benefit Obligation (APBO) is recognized in Other Comprehensive Income (Loss) and subsequently amortized as an offset to postretirement benefit cost. For more details on the remeasurement refer to Note 13 - “Retirement and Postretirement Plans” in the Notes to unaudited Consolidated Financial Statements. Foreign currency exchange loss (gain) is due to exchange-rate fluctuations on our various foreign-currency denominated transactions.

Provision for Income Taxes

	Three Months Ended June 30,
	2019	2018	$ Change
Provision for income taxes	$0.2	$0.2	$—
Effective tax rate	(6.8)%	1.9%	NM

	Six Months Ended June 30,
	2019	2018	$ Change
Provision for income taxes	$0.3	$0.3	$—
Effective tax rate	228.8%	4.1%	NM
The majority of our tax expense is derived from foreign operations. We remain in a full valuation for the U.S. jurisdiction for the three and six months ended June 30, 2019.

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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	Three Months Ended June 30, 2019
	Mobile	Industrial	Energy	Other	Total
Tons	110.3	86.4	31.0	20.4	248.1

Net Sales	$135.3	$124.3	$54.1	$23.0	$336.7
Less: Surcharges	32.1	27.4	12.0	6.4	77.9
Base Sales	$103.2	$96.9	$42.1	$16.6	$258.8

Net Sales / Ton	$1,227	$1,439	$1,745	$1,127	$1,357
Base Sales / Ton	$936	$1,122	$1,358	$814	$1,043

	Three Months Ended June 30, 2018
	Mobile	Industrial	Energy	Other	Total
Tons	111.9	123.0	40.5	34.3	309.7

Net Sales	$141.6	$166.9	$68.8	$36.2	$413.5
Less: Surcharges	34.9	42.9	15.1	10.9	103.8
Base Sales	$106.7	$124.0	$53.7	$25.3	$309.7

Net Sales / Ton	$1,265	$1,357	$1,699	$1,055	$1,335
Base Sales / Ton	$954	$1,008	$1,326	$738	$1,000

	Six Months Ended June 30, 2019
	Mobile	Industrial	Energy	Other		Total
Tons	223.1	188.9	62.4	34.6		509.0

Net Sales	$279.5	$271.3	$114.9	$42.0		$707.7
Less: Surcharges	69.6	62.5	24.5	11.0		167.6
Base Sales	$209.9	$208.8	$90.4	$31.0		$540.1

Net Sales / Ton	$1,253	$1,436	$1,841	$1,214		$1,390
Base Sales / Ton	$941	$1,105	$1,449	$896		$1,061

	Six Months Ended June 30, 2018
	Mobile	Industrial	Energy	Other		Total
Tons	222.3	236.7	69.5	80.9		609.4

Net Sales	$284.1	$314.6	$117.9	$77.7		$794.3
Less: Surcharges	66.2	78.1	26.1	24.1		194.5
Base Sales	$217.9	$236.5	$91.8	$53.6	$—	$599.8

Net Sales / Ton	$1,278	$1,329	$1,696	$960		$1,303
Base Sales / Ton	$980	$999	$1,321	$663		$984

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
Additional Liquidity Considerations
The following represents a summary of key liquidity measures under the Credit Agreement as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$20.9	$21.6

Credit Agreement:
Maximum availability	$300.0	$300.0
Amount borrowed	145.0	115.0
Letter of credit obligations	2.6	2.6
Availability not borrowed	152.4	182.4

Total liquidity	$173.3	$204.0

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Credit Agreement. We currently expect that our cash and cash equivalents on hand, expected cash flows from operations and borrowings available under the Credit Agreement will be sufficient to meet liquidity needs; however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include stable market demand, lower operating costs and continued working capital management.
As of June 30, 2019, taking into account the foregoing, as well as our view of industrial, energy, and automotive market demands for our products, our 2019 operating plan and our long-range plan, we believe that our cash balance as of June 30, 2019, projected cash generated from operations, and borrowings available under the Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through the maturity date of our Credit Agreement.

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

For additional details regarding the Credit Agreement and the Convertible Notes, please refer to “Note 12 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements and for our discussion regarding risk factors related to our business and our debt, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2019 and 2018. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Six Months Ended June 30,
	2019	2018
Net cash used by operating activities	($17.6)	($30.1)
Net cash used by investing activities	(12.3)	(8.0)
Net cash provided by financing activities	29.2	52.6
(Decrease) Increase in Cash and Cash Equivalents	($0.7)	$14.5
Operating activities
Net cash used by operating activities for the six months ended June 30, 2019 was $17.6 million compared to $30.1 million for the six months ended June 30, 2018. The decrease in cash used of $12.5 million was primarily due to lower cash used for working capital and lower payments related to pension and postretirement plans. These sources of cash were partially offset by lower accrued liabilities, primarily due to lower variable compensation.
The improvement in cash used for working capital between periods was due to inventories and accounts receivable, partially offset by accounts payable. The decrease in cash used for inventory was driven by the impact of declining scrap prices during the first half of 2019 as compared to the impact of increasing scrap prices during the same period in the prior year, combined with the buildup of inventory quantities in the first half of 2018. The decrease in cash used for accounts receivable was primarily due to lower sales in the first six months of 2019 as compared to the same period in the prior year. The increase in cash used for accounts payable was driven by lower scrap spend as a result of declining scrap prices during the first half of 2019 as compared to the impact of increasing scrap prices during the same period in the prior year. Refer to the unaudited Consolidated Statements of Cash Flows for additional information.
Investing activities
Net cash used by investing activities for the six months ended June 30, 2019 and 2018 was $12.3 million and $8.0 million, respectively. Cash used for investing activities primarily relates to capital investments in our manufacturing facilities.
Our business requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our construction in progress balance of $21.7 million as of June 30, 2019 includes: (a) $3.7 million relating to growth initiatives (e.g. new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) $18 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. In the next one to three years, we expect to spend approximately $47 million to complete existing ongoing projects (made up of approximately $37 million relating to additional growth initiatives and approximately $10 million related to continuous improvement).

Financing activities
Net cash provided by financing activities for the six months ended June 30, 2019 was $29.2 million compared to $52.6 million for the six months ended June 30, 2018. The change was mainly due to net borrowings on the Credit Agreement during the six months ended June 30, 2019 of $30.0 million as compared to $54.8 million during the six months ended June 30, 2018.
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
On January 1, 2019, TimkenSteel adopted ASU 2016-02 “Leases” and ASU 2018-11 “Leases - Targeted Improvements”. Refer to Note 2 - Recent Accounting Pronouncements and Note 11 - Leases for additional information.
On January 1, 2018, TimkenSteel adopted ASU 2014-09 “Revenue from Contracts with Customers.” Refer to Note 2 - Recent Accounting Pronouncements and Note 3 - Revenue Recognition for additional information.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of June 30, 2019, we have $221.3 million of aggregate debt outstanding, of which $145.0 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of $1.4 million annually.
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

TIMKENSTEEL CORPORATION

Date:	August 1, 2019	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)