Form 10-Q
period 2019-09-30
TimkenSteel Corp
filed 2019-11-06
CIK 1598428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Shares, without par value	44,820,153

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TimkenSteel Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions, except per share data)
Net sales	$274.2	$409.9	$981.9	$1,204.2
Cost of products sold	261.0	385.3	914.2	1,126.4
Gross Profit	13.2	24.6	67.7	77.8

Selling, general and administrative expenses	21.4	24.0	64.9	73.6
Restructuring charges	—	—	3.6	—
Impairment charges and loss on asset disposals	0.1	—	1.9	0.9
Interest expense	3.6	4.4	12.0	12.9
Other income, net	5.2	6.1	8.1	18.7
Income (Loss) Before Income Taxes	(6.7)	2.3	(6.6)	9.1
Provision (benefit) for income taxes	(2.1)	0.9	(1.8)	1.2
Net Income (Loss)	($4.6)	$1.4	($4.8)	$7.9

Per Share Data:
Basic earnings (loss) per share	($0.10)	$0.03	($0.11)	$0.18
Diluted earnings (loss) per share	($0.10)	$0.03	($0.11)	$0.17
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Net income (loss)	($4.6)	$1.4	($4.8)	$7.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.0)	(0.5)	(1.2)	(0.9)
Pension and postretirement liability adjustments, net of tax of $2.2 million for the three and nine months ended September 30, 2019 (net of tax of $0 for the three and nine months ended September 30, 2018)	(3.4)	0.2	66.1	0.5
Other comprehensive income (loss), net of tax	(4.4)	(0.3)	64.9	(0.4)
Comprehensive Income (Loss), net of tax	($9.0)	$1.1	$60.1	$7.5
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$18.4	$21.6
Accounts receivable, net of allowances (2019 - $1.2 million; 2018 - $1.7 million)	107.4	163.4
Inventories, net	279.4	296.8
Deferred charges and prepaid expenses	4.9	3.5
Other current assets	7.9	6.1
Total Current Assets	418.0	491.4

Property, plant and equipment, net	643.0	674.4
Operating lease right-of-use assets	14.2	—
Pension assets	13.2	10.5
Intangible assets, net	16.2	17.8
Other non-current assets	2.7	3.5
Total Assets	$1,107.3	$1,197.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$79.0	$160.6
Salaries, wages and benefits	17.0	36.8
Accrued pension and postretirement costs	3.0	3.0
Current operating lease liabilities	6.1	—
Other current liabilities	17.4	20.4
Total Current Liabilities	122.5	220.8

Convertible notes, net	77.4	74.1
Credit Agreement	110.0	115.0
Non-current operating lease liabilities	8.2	—
Accrued pension and postretirement costs	178.5	240.0
Deferred income taxes	0.6	0.8
Other non-current liabilities	10.4	11.7
Total Liabilities	507.6	662.4

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2019 and 2018 - 45.7 million shares	—	—
Additional paid-in capital	842.8	846.3
Retained deficit	(274.0)	(269.2)
Treasury shares - 2019 - 0.9 million; 2018 - 1.1 million	(25.1)	(33.0)
Accumulated other comprehensive income (loss)	56.0	(8.9)
Total Shareholders’ Equity	599.7	535.2
Total Liabilities and Shareholders’ Equity	$1,107.3	$1,197.6
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2018	44,584,668	$846.3	($269.2)	($33.0)	($8.9)	$535.2
Net income (loss)	—	—	4.2	—	—	4.2
Other comprehensive income (loss)	—	—	—	—	0.5	0.5
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.2	—	—	—	0.2
Issuance of treasury shares	261,130	(7.5)	—	7.5	—	—
Shares surrendered for taxes	(79,889)	—	—	(1.0)	—	(1.0)
Balance at March 31, 2019	44,765,909	$841.2	($265.0)	($26.5)	($8.4)	$541.3
Net income (loss)	—	—	(4.4)	—	—	(4.4)
Other comprehensive income (loss)	—	—	—	—	68.8	68.8
Stock-based compensation expense	—	1.6	—	—	—	1.6
Issuance of treasury shares	50,185	(1.4)	—	1.4	—	—
Balance at June 30, 2019	44,816,094	$841.4	($269.4)	($25.1)	$60.4	$607.3
Net income (loss)	—	—	(4.6)	—	—	(4.6)
Other comprehensive income (loss)	—	—	—	—	(4.4)	(4.4)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Issuance of treasury shares	1,704	—	—	—	—	—
Shares surrendered for taxes	(720)	—	—	—	—	—
Balance at September 30, 2019	44,817,078	$842.8	($274.0)	($25.1)	$56.0	$599.7
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Shareholders’ Equity (Unaudited)

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	44,445,747	$843.7	($238.0)	($37.4)	($7.6)	$560.7
Net income (loss)	—	—	(1.9)	—	—	(1.9)
Other comprehensive income (loss)	—	—	—	—	0.9	0.9
Revenue recognition accounting standard adoption	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.1	—	—	—	0.1
Issuance of treasury shares	121,012	(3.4)	(0.1)	3.5	—	—
Shares surrendered for taxes	(37,533)	—	—	(0.7)	—	(0.7)
Balance at March 31, 2018	44,529,226	$842.6	($239.3)	($34.6)	($6.7)	$562.0
Net income (loss)	—	—	8.4	—	—	$8.4
Other comprehensive income (loss)	—	—	—	—	(1.0)	($1.0)
Stock-based compensation expense	—	1.5	—	—	—	$1.5
Stock option activity	—	0.1	—	—	—	$0.1
Issuance of treasury shares	55,442	(1.5)	(0.1)	1.6	—	$—
Balance at June 30, 2018	44,584,668	$842.7	($231.0)	($33.0)	($7.7)	$571.0
Net income (loss)	—	—	1.4	—	—	$1.4
Other comprehensive income (loss)	—	—	—	—	(0.3)	($0.3)
Stock-based compensation expense	—	2.2	—	—	—	$2.2
Balance at September 30, 2018	44,584,668	$844.9	($229.6)	($33.0)	($8.0)	$574.3
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	($4.8)	$7.9
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	53.2	55.0
Amortization of deferred financing fees and debt discount	3.7	4.3
Impairment charges and loss on sale or disposal of assets	1.9	0.9
Deferred income taxes	(2.3)	0.3
Stock-based compensation expense	5.2	5.9
Pension and postretirement expense (benefit), net	6.0	(4.3)
Pension and postretirement contributions and payments	(2.3)	(12.4)
Changes in operating assets and liabilities:
Accounts receivable, net	56.0	(22.3)
Inventories, net	17.4	(61.3)
Accounts payable	(81.6)	3.5
Other accrued expenses	(24.7)	(5.9)
Deferred charges and prepaid expenses	(1.4)	(0.8)
Other, net	(2.0)	0.8
Net Cash Provided (Used) by Operating Activities	24.3	(28.4)

Investing Activities
Capital expenditures	(21.7)	(17.7)
Proceeds from disposals of property, plant and equipment	—	1.0
Net Cash Used by Investing Activities	(21.7)	(16.7)

Financing Activities
Proceeds from exercise of stock options	0.2	0.2
Shares surrendered for employee taxes on stock compensation	(1.0)	(0.7)
Refunding Bonds repayments	—	(30.2)
Repayments on credit agreements	(45.0)	(75.0)
Borrowings on credit agreements	40.0	155.0
Debt issuance costs	—	(1.7)
Net Cash Provided (Used) by Financing Activities	(5.8)	47.6
Increase (Decrease) in Cash and Cash Equivalents	(3.2)	2.5
Cash and cash equivalents at beginning of period	21.6	24.5
Cash and Cash Equivalents at End of Period	$18.4	$27.0
See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation
Notes to Unaudited Consolidated Financial Statements
(dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared by TimkenSteel Corporation (the Company or TimkenSteel) in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. Certain items previously reported in specific financial statement captions have been reclassified to conform with the current year presentation. For further information, refer to TimkenSteel’s audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table provides the major sources of revenue by end-market sector for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mobile	$110.2	$136.4	$389.7	$420.5
Industrial	116.9	169.7	388.2	484.3
Energy	32.6	70.1	147.5	188.0
Other(1)	14.5	33.7	56.5	111.4
Total Net Sales	$274.2	$409.9	$981.9	$1,204.2
(1) “Other” for sales by end-market sector includes the Company’s scrap and oil country tubular goods (OCTG) billet sales.

The following table provides the major sources of revenue by product type for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Bar	$179.7	$262.2	$645.0	$759.0
Tube	32.2	66.7	122.6	201.0
Value-add	55.9	70.6	192.7	212.5
Other(2)	6.4	10.4	21.6	31.7
Total Net Sales	$274.2	$409.9	$981.9	$1,204.2
(2) “Other” for sales by product type includes the Company’s scrap sales.
Note 4 - Restructuring Charges
During the second quarter of 2019, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its commercial and technology organizations to drive innovation and focus on the key growth areas identified by the Company such as value-added components, energy products and government business. Given these and other restructuring efforts, the Company implemented approximately 55 salaried position eliminations and recognized restructuring charges of $3.6 million consisting of severance and employee-related benefits. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the unaudited Consolidated Balance Sheets. The reserve balance at September 30, 2019 is expected to be substantially used in the next six months.

The following is a summary of the restructuring reserve for the nine months ended September 30, 2019:

Balance at December 31, 2018	$—
Expenses	3.6
Payments	(1.5)
Balance at September 30, 2019	$2.1
Note 5 - Other Income, net
The following table provides the components of other income, net for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pension and postretirement non-service benefit income	$5.1	$6.2	$12.4	$18.7
Loss from remeasurement of benefit plans	—	—	(4.4)	—
Foreign currency exchange gain (loss)	(0.1)	—	—	—
Miscellaneous income (expense)	0.2	(0.1)	0.1	—
Total other income, net	$5.2	$6.1	$8.1	$18.7
Non-service benefit income is derived from the Company’s pension and other postretirement plans. The Company’s expected return on assets has exceeded the interest cost component, resulting in income for the three and nine months ended September 30, 2019 and 2018.
In the second quarter of 2019, the Company amended its postretirement benefit plan. This amendment reduced the postretirement liability and therefore required the Company to perform a full remeasurement of its postretirement obligations and plan assets as of April 30, 2019. The reduction in the Accumulated Postretirement Benefit Obligation (APBO) was recognized in Other Comprehensive Income and subsequently amortized as an offset to postretirement benefit cost. For more details on the remeasurement, refer to “Note 13 - Retirement and Postretirement Plans.”

Note 6 - Income Tax Provision
TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provision (benefit) for incomes taxes	($2.1)	$0.9	($1.8)	$1.2
Effective tax rate	31.4%	41.0%	27.1%	13.4%
Intraperiod tax allocation rules require the allocation of income taxes between continuing operations and other categories of comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of comprehensive income, the Company must consider that income in determining the amount of tax benefit that results from a loss in continuing operations and that will be allocated to continuing operations. As a result of the intraperiod tax allocation rules, the Company recorded an income tax benefit of $2.2 million within other comprehensive income for the three and nine months ended September 30, 2019.
In light of TimkenSteel’s recent operating performance in the U.S. and current industry conditions, the Company assessed its U.S. deferred tax assets and concluded, based upon all available evidence, that it was more likely than not that it would not realize the assets. As a result, the Company maintains a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The majority of TimkenSteel’s taxes are derived from foreign operations.
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
Common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2019 because the effect of their inclusion would have been anti-dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018 because the effect of their inclusion would have been anti-dilutive.
The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	($4.6)	$1.4	($4.8)	$7.9

Denominator:
Weighted average shares outstanding, basic	44.8	44.6	44.8	44.5
Dilutive effect of stock-based awards	—	0.6	—	0.7
Weighted average shares outstanding, diluted	44.8	45.2	44.8	45.2

Basic earnings (loss) per share	($0.10)	$0.03	($0.11)	$0.18
Diluted earnings (loss) per share	($0.10)	$0.03	($0.11)	$0.17
Note 8 - Inventories
The components of inventories, net of reserves as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Manufacturing supplies	$52.2	$46.9
Raw materials	38.5	35.2
Work in process	112.6	155.7
Finished products	133.0	142.8
Gross inventory	336.3	380.6
Allowance for surplus and obsolete inventory	(5.5)	(5.1)
LIFO reserve	(51.4)	(78.7)
Total Inventories, net	$279.4	$296.8
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

Note 9 - Property, Plant and Equipment
The components of property, plant and equipment, net as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Land	$14.1	$14.1
Buildings and improvements	426.4	424.4
Machinery and equipment	1,409.0	1,404.2
Construction in progress	25.8	28.5
Subtotal	1,875.3	1,871.2
Less allowances for depreciation	(1,232.3)	(1,196.8)
Property, Plant and Equipment, net	$643.0	$674.4
Total depreciation expense was $16.3 million and $16.8 million for the three months ended September 30, 2019 and 2018, respectively. Total depreciation expense was $49.2 million and $50.8 million for the nine months ended September 30, 2019 and 2018, respectively. There was a loss on disposal of $0.1 million during the three months ended September 30, 2019 and no losses on disposal during the three months ended September 30, 2018. For the nine months ended September 30, 2019 TimkenSteel recorded a loss on disposal of assets of $1.8 million primarily related to the abandonment of certain equipment. For the nine months ended September 30, 2018, TimkenSteel recorded approximately $0.5 million of impairment charges and loss on sale or disposals related to the discontinued use of certain assets.
Note 10 - Intangible Assets
The components of intangible assets, net as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6.3	$4.9	$1.4	$6.3	$4.6	$1.7
Technology use	9.0	6.9	2.1	9.0	6.5	2.5
Capitalized software	61.2	48.5	12.7	61.6	48.0	13.6
Total Intangible Assets	$76.5	$60.3	$16.2	$76.9	$59.1	$17.8
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. Amortization expense for intangible assets for the three months ended September 30, 2019 and 2018 was $1.2 million and $1.3 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2019 and 2018 was $4.0 million and $4.2 million, respectively. During the nine months ended September 30, 2019, TimkenSteel recorded a loss on disposal of $0.1 million. For the nine months ended September 30, 2018, TimkenSteel recorded approximately $0.4 million of impairment charges due to the discontinued use of certain capitalized software.

Note 11 - Leases
The Company has operating leases for office space, warehouses, land, machinery and equipment, vehicles and certain information technology equipment. These leases have remaining lease terms of less than one year to six years, some of which may include options to extend the leases for one or more years. Certain leases also include options to purchase the leased property. As of September 30, 2019, the Company has no financing leases. The weighted average remaining lease term for our operating leases as of September 30, 2019 was 2.8 years.
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
The Company recorded lease cost for the three and nine months ended September 30, 2019 as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1.9	$5.5
Short-term lease cost	0.5	1.5
Total lease cost	$2.4	$7.0
When available, the rate implicit in the lease is used to discount lease payments to present value; however, the Company’s leases generally do not provide a readily determinable implicit rate. Therefore, the incremental borrowing rate to discount the lease payments is estimated using market-based information available at lease commencement. The weighted average discount rate used to measure our operating lease liabilities as of September 30, 2019 was 4.7%.
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5.7
Right-of-use assets obtained in exchange for operating lease obligations	$2.8
Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

2019 (excluding the nine months ended September 30, 2019)	$1.8
2020	6.2
2021	4.2
2022	1.8
2023	0.9
After 2023	0.2
Total future minimum lease payments	15.1
Less amount of lease payment representing interest	(0.9)
Total present value of lease payments	$14.2

Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

2019	$6.3
2020	5.2
2021	3.3
2022	1.0
2023	0.6
After 2023	—
Total future minimum lease payments	$16.4
As of September 30, 2019, we have additional operating leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals approximately $6.0 million. These leases are primarily manufacturing equipment to support the Company’s mobile value-added powertrain component product sales. These operating leases will commence between the fourth quarter of 2019 and the first half of 2020 with lease terms of three to four years. Accordingly, these leases are not recorded on the unaudited Consolidated Balance Sheet at September 30, 2019.
Note 12 - Financing Arrangements
For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 6 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Convertible Notes
The components of the Convertible Notes as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(0.8)	(1.2)
Less: Debt discount, net of amortization	(8.1)	(11.0)
Convertible notes, net	$77.4	$74.1
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
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1.3	$1.3	$3.9	$3.9
Amortization of debt issuance costs	0.1	0.1	0.3	0.3
Amortization of debt discount	1.0	0.9	3.0	2.6
Total	$2.4	$2.3	$7.2	$6.8

Credit Agreement
On January 26, 2018, the Company, as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Second Amended and Restated Credit Agreement (Credit Agreement), with JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which amended and restated the Company’s credit agreement. The interest rate under the credit agreement was 4.1% as of September 30, 2019. The amount available under the credit agreement as of September 30, 2019 was $187.0 million. As of September 30, 2019, the Company was in compliance with all covenants.
Refunding Bonds
On January 23, 2018, the Company redeemed in full $12.2 million of Ohio Water Development Revenue Refunding Bonds (originally due on November 1, 2025), $9.5 million of Ohio Air Quality Development Revenue Refunding Bonds (originally due on November 1, 2025) and $8.5 million of Ohio Pollution Control Revenue Refunding Bonds (originally due on June 1, 2033).
Amended Credit Agreement
On October 15, 2019, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Third Amended and Restated Credit Agreement (the Amended Credit Agreement), with JP Morgan Chase Bank, N.A., as administrative agent (the Administrative Agent), Bank of America, N.A., as syndication agent, and the other lenders party thereto (collectively, the Lenders), which further amended and restated the Company’s existing Credit Agreement dated as of January 26, 2018.
The Amended Credit Agreement provides for a $400.0 million asset-based revolving credit facility (the Credit Facility), including a $15.0 million sublimit for the issuance of commercial and standby letters of credit and a $40.0 million sublimit for swingline loans. Pursuant to the terms of the Amended Credit Agreement, the Company is entitled, on up to two occasions and subject to the satisfaction of certain conditions, to request increases in the commitments under the Amended Credit Agreement in the aggregate principal amount of up to $100.0 million, to the extent that existing or new lenders agree to provide such additional commitments. In addition to and independent of any increase described in the preceding sentence, the Company is entitled, subject to the satisfaction of certain conditions, to request a separate first-in, last-out (FILO) tranche in an aggregate principal amount of up to $30.0 million with a separate borrowing base and interest rate margins, in each case, to be agreed upon among the Company, the Administrative Agent and the Lenders providing the incremental FILO tranche.
The availability of borrowings under the Credit Facility is subject to a borrowing base calculation based upon a valuation of the eligible accounts receivable, inventory and machinery and equipment of the Company and the subsidiary guarantors, each multiplied by an applicable advance rate. The availability of borrowings may be further modified by reserves established from time to time by the Administrative Agent in its permitted discretion.
The interest rate per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate as quoted in The Wall Street Journal, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on the Company’s average quarterly availability. In addition, the Company will pay a 0.25% per annum commitment fee on the average daily unused amount of the Credit Facility.
All of the indebtedness under the Credit Facility is guaranteed by the Company’s material domestic subsidiaries, as well as any other domestic subsidiary that the Company elects to make a party to the Amended Credit Agreement, and is secured by substantially all of the personal property of the Company and the subsidiary guarantors.
The Credit Facility matures on October 15, 2024. Prior to the maturity date, amounts outstanding are required to be repaid (without reduction of the commitments thereunder) from mandatory prepayment events from the proceeds of certain asset sales, equity or debt issuances or casualty events.
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
Fair Value Measurement
The fair value of the Convertible Notes was approximately $81.1 million as of September 30, 2019. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy as defined by Accounting Standards Codification (ASC) 820, Fair Value Measurements, is based on the last price traded in September 2019.
TimkenSteel’s Credit Agreement is variable-rate debt. As such, the carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly.
Interest Paid
The total cash interest paid for the nine months ended September 30, 2019 and 2018 was $7.6 million and $6.4 million, respectively.

Note 13 - Retirement and Postretirement Plans
The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Pension	Postretirement	Pension	Postretirement
Service cost	$4.4	$0.3	$4.3	$0.4
Interest cost	12.2	1.3	11.4	1.9
Expected return on plan assets	(16.3)	(1.0)	(18.4)	(1.2)
Amortization of prior service cost	0.1	(1.4)	0.1	0.1
Net Periodic Benefit Cost (Income)	$0.4	($0.8)	($2.6)	$1.2

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Pension	Postretirement	Pension	Postretirement
Service cost	$13.1	$0.9	$12.9	$1.3
Interest cost	36.7	4.8	34.2	5.7
Expected return on plan assets	(48.9)	(2.9)	(55.3)	(3.6)
Amortization of prior service cost	0.3	(2.4)	0.3	0.2
Net remeasurement losses (gains)	—	4.4	—	—
Net Periodic Benefit Cost (Income)	$1.2	$4.8	($7.9)	$3.6
In the second quarter of 2019, the Company amended its postretirement benefit plan relating to moving Medicare-eligible union retirees to an individual plan on a Medicare healthcare exchange. This amendment reduced the postretirement liability by $70.2 million. This amendment required the Company to perform a full remeasurement of its postretirement obligations and plan assets as of April 30, 2019. The $70.2 million reduction in the APBO is recognized in Other Comprehensive Income (Loss) and subsequently amortized as an offset to postretirement benefit cost over a period of 12 years (average remaining service period). In addition to the reduction of the APBO, the Company recognized a net remeasurement loss of $4.4 million in the second quarter of 2019 related to the plan amendment.

Note 14 - Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2018	($7.3)	($1.6)	($8.9)
Other comprehensive income before reclassifications, before income tax	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.0)	(2.0)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	70.2	70.2
Tax effect	—	(2.1)	(2.1)
Net current period other comprehensive income, net of income taxes	(1.2)	66.1	64.9
Balance as of September 30, 2019	($8.5)	$64.5	$56.0

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2017	($5.9)	($1.7)	($7.6)
Other comprehensive income before reclassifications, before income tax	(0.9)	—	(0.9)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.5	0.5
Tax effect	—	—	—
Net current period other comprehensive income, net of income taxes	(0.9)	0.5	(0.4)
Balance as of September 30, 2018	($6.8)	($1.2)	($8.0)

The amount reclassified from accumulated other comprehensive income (loss) in the nine months ended September 30, 2019 for the pension and postretirement liability adjustment was included in other income, net in the unaudited Consolidated Statements of Operations. The amount deferred to accumulated other comprehensive income in the nine months ended September 30, 2019, was a result of a plan amendment to the Company’s postretirement benefit plan. These accumulated other comprehensive income (loss) components are components of net periodic benefit cost. See “Note 13 - Retirement and Postretirement Plans” for additional information.
Note 15 - Contingencies
TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of September 30, 2019 and December 31, 2018, TimkenSteel had a $1.4 million and a $1.5 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Note 16 - Subsequent Events
Chief Executive Officer Transition
On October 8, 2019, Ward J. Timken, Jr. stepped down as Chief Executive Officer and President of TimkenSteel Corporation and as Chairman of the Company’s Board of Directors. Per the terms of Mr. Timken’s severance agreement, the Company will recognize a charge of approximately $4.0 million in the fourth quarter. Additionally, a charge of approximately $1.5 million to $2.0 million will be recognized in the fourth quarter as a result of the accelerated vesting of stock-based compensation per the terms of the applicable award agreements.
Restructuring
During October 2019, TimkenSteel continued to make organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring and reduction of management layers throughout the organization. The Company will recognize restructuring charges in the fourth quarter of approximately $1.7 million consisting of severance, employee-related benefits, and accelerated stock-based compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)
Business Overview
TimkenSteel Corporation (we, us, our, the Company or Timkensteel) manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of approximately 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-add solutions such as precision steel components, and billets. In addition, we supply machining and thermal treatment services and manage raw material recycling programs, which are used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market categories: oil and gas; oil country tubular goods (OCTG); automotive; industrial equipment; mining; construction; rail; aerospace and defense; heavy truck; agriculture; and power generation.
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
Impact of Raw Material Prices and LIFO
In the ordinary course of business, we are exposed to the volatility of the costs of our raw materials. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing process. We utilize a raw material surcharge mechanism when pricing products to our customers which is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales in a rising cost environment.
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

Results of Operations
Net Sales
The charts below present net sales and shipments for the three months ended September 30, 2019 and 2018.
Net sales for the three months ended September 30, 2019 were $274.2 million, a decrease of $135.7 million, or 33.1%, compared with the three months ended September 30, 2018. The decrease was due to a reduction in volume of approximately 86 thousand ship tons, resulting in a decrease of $92.4 million of net sales, and lower surcharges of $55.8 million. The primary driver in the decrease in volume was lower customer demand in the industrial and energy end markets and the reduction of OCTG billet shipments. The decrease in surcharges was primarily due to lower volumes and decreasing scrap prices. These decreases were partially offset by favorable price/mix of $12.6 million, as the Company realized the benefit of previous price increases and continued focused efforts to sell our higher value products. Excluding surcharges, net sales decreased $79.9 million, or 26.4%.

The charts below present net sales and shipments for the nine months ended September 30, 2019 and 2018.
Net sales for the nine months ended September 30, 2019 were $981.9 million, a decrease of $222.3 million, or 18.5%, compared with the nine months ended September 30, 2018. The decrease was due to lower volumes of approximately 186 thousand ship tons, resulting in a decrease of $196.5 million of net sales, and lower surcharges of $82.7 million. The primary driver in the decrease in volume was lower customer demand in the industrial and energy end markets and the reduction of OCTG billet shipments. The decrease in surcharges was primarily due to lower volumes and decreasing scrap prices. These decreases were partially offset by favorable price/mix of $55.8 million, driven by increased pricing in early 2019 compared with the same period in 2018, and continued focused efforts to sell our higher value products. This resulted in net sales per ton increasing 2.7% from 2018. Excluding surcharges, net sales decreased $139.6 million, or 15.5%

Gross Profit
The chart below presents the drivers of the gross profit variance from the three months ended September 30, 2018 to September 30, 2019.
Gross profit for the three months ended September 30, 2019 decreased $11.4 million, or 46.3%, compared with the three months ended September 30, 2018. The decrease was driven primarily by unfavorable manufacturing costs, raw material spread, and lower volumes. Higher manufacturing costs in 2019 were primarily driven by a decline in melt utilization, resulting in lower fixed-cost leverage. Raw material spread was a headwind due to a decline in the No.1 Busheling scrap index and lower volumes during the three months ended September 30, 2019. These decreases were partially offset by a favorable LIFO inventory valuation and improved price/mix. LIFO benefited in 2019 from declining scrap prices and inventory quantities. Price/mix was favorable due to increased pricing in early 2019 compared with the same period in 2018, and continued focused efforts to sell our higher value products.

The chart below presents the drivers of the gross profit variance from the nine months ended September 30, 2018 to September 30, 2019.
Gross profit for the nine months ended September 30, 2019 decreased $10.1 million, or 13.0%, compared with the nine months ended September 30, 2018. The decrease was driven primarily by unfavorable manufacturing costs, raw material spread, and lower volumes. Manufacturing costs were unfavorable primarily due to a decline in melt utilization, resulting in lower fixed-cost leverage during 2019. Raw material spread was a headwind due to a decline in the No.1 Busheling scrap index and lower volumes during the nine moths ended September 30, 2019. These decreases were partially offset with a favorable LIFO inventory valuation and favorable price/mix. LIFO benefited from declining scrap prices and a reduction in inventory quantities in 2019 compared with amounts in inventory at December 31, 2018. Price/mix was favorable due to increased pricing in early 2019 compared with the same period in 2018, and continued focused efforts to sell higher value products.

Selling, General and Administrative Expenses
The charts below present selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2019 and 2018.
Selling, general and administrative (SG&A) expense for the three months and nine months ended September 30, 2019 decreased by $2.6 million, or 10.8%, and $8.7 million, or 11.8%, respectively, compared with the same periods in 2018. The decline in both periods is primarily the result of the Company’s profitability improvement plans that targeted, among other areas, a reduction in salaried employees, lower professional services fees, and benefit costs.  Additionally, variable compensation decreased year over year.
Restructuring Charges
During the second quarter of 2019, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its commercial and technology organizations to drive innovation and focus on the key growth areas identified by the Company such as value-added components, energy products and government business. Given these and other restructuring efforts, the Company implemented approximately 55 salaried position eliminations. As a result of the headcount reduction, TimkenSteel recognized restructuring charges of $3.6 million consisting of severance and employee-related benefits. During the three months ended September 30, 2019, there were no additional restructuring charges. The Company expects to realize savings of approximately $2 million in fiscal 2019 with annual savings of approximately $7 million beginning in fiscal 2020. Refer to “Note 4 - Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements for additional information.
Interest Expense
Interest expense for the three months ended September 30, 2019 was $3.6 million, a decrease of $0.8 million, compared with the three months ended September 30, 2018. Interest expense for the nine months ended September 30, 2019 was $12.0 million, a decrease of $0.9 million compared with the same period in 2018. The decrease in interest expense in both periods was primarily due to a reduction in outstanding revolver debt and no deferred financing fee write-offs in 2019. Refer to “Note 12 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other Income, net

	Three Months Ended September 30,
	2019	2018	$ Change
Pension and postretirement non-service benefit income	$5.1	$6.2	($1.1)
Foreign currency exchange gain (loss)	(0.1)	—	(0.1)
Miscellaneous income (expense)	0.2	(0.1)	0.3
Total other income, net	$5.2	$6.1	($0.9)

	Nine Months Ended September 30,
	2019	2018	$ Change
Pension and postretirement non-service benefit income	$12.4	$18.7	($6.3)
Loss from remeasurement of benefit plans	(4.4)	—	(4.4)
Miscellaneous income (expense)	0.1	—	0.1
Total other income, net	$8.1	$18.7	($10.6)
Non-service benefit income is derived from our pension and other postretirement plans. Expected return on assets has exceeded the interest cost component, resulting in income for the three and nine months ended September 30, 2019 and 2018.
In the second quarter of 2019, the Company amended its postretirement benefit plan. This amendment reduced the postretirement liability and therefore required a full remeasurement of the postretirement obligations and plan assets as of April 30, 2019. The reduction in the Accumulated Postretirement Benefit Obligation (APBO) is recognized in Other Comprehensive Income (Loss) and subsequently amortized as an offset to postretirement benefit cost. For more details on the remeasurement, refer to “Note 13 - Retirement and Postretirement Plans” in the Notes to unaudited Consolidated Financial Statements.
Provision for Income Taxes

	Three Months Ended September 30,
	2019	2018	$ Change
Provision (benefit) for income taxes	($2.1)	$0.9	($3.0)
Effective tax rate	31.4%	41.0%	NM

	Nine Months Ended September 30,
	2019	2018	$ Change
Provision (benefit) for income taxes	($1.8)	$1.2	($3.0)
Effective tax rate	27.1%	13.4%	NM
The majority of the Company’s tax expense is derived from foreign operations. The Company remains in a full valuation for the U.S. jurisdiction for the three and nine months ended September 30, 2019. Intraperiod tax allocation rules require the Company to allocate our provision for income taxes between continuing operations and other categories of comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of comprehensive income, the Company must consider that income in determining the amount of tax benefit that results from a loss in continuing operations and that will be allocated to continuing operations. As a result of the intraperiod tax allocation rules, for the three and nine months ended September 30, 2019, the Company recorded income tax expense of $2.2 million within other comprehensive income.

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

Net Sales adjusted to exclude surcharges
(dollars in millions, tons in thousands)
	Three Months Ended September 30, 2019
	Mobile	Industrial	Energy	Other	Total
Tons	93.0	87.1	17.7	11.8	209.6

Net Sales	$110.2	$116.9	$32.6	$14.5	$274.2
Less: Surcharges	20.5	22.3	5.7	2.8	51.3
Base Sales	$89.7	$94.6	$26.9	$11.7	$222.9

Net Sales / Ton	$1,185	$1,342	$1,842	$1,229	$1,308
Base Sales / Ton	$965	$1,086	$1,520	$992	$1,063

	Three Months Ended September 30, 2018
	Mobile	Industrial	Energy	Other	Total
Tons	103.6	119.9	40.4	31.6	295.5

Net Sales	$136.4	$169.7	$70.1	$33.7	$409.9
Less: Surcharges	34.2	45.1	17.7	10.1	107.1
Base Sales	$102.2	$124.6	$52.4	$23.6	$302.8

Net Sales / Ton	$1,317	$1,415	$1,735	$1,066	$1,387
Base Sales / Ton	$986	$1,039	$1,297	$747	$1,025

	Nine Months Ended September 30, 2019
	Mobile	Industrial	Energy	Other	Total
Tons	316.1	276.0	80.1	46.4	718.6

Net Sales	$389.7	$388.2	$147.5	$56.5	$981.9
Less: Surcharges	90.1	84.8	30.2	13.8	218.9
Base Sales	$299.6	$303.4	$117.3	$42.7	$763.0

Net Sales / Ton	$1,233	$1,407	$1,841	$1,218	$1,366
Base Sales / Ton	$948	$1,099	$1,464	$920	$1,062

	Nine Months Ended September 30, 2018
	Mobile	Industrial	Energy	Other	Total
Tons	325.9	356.6	109.9	112.5	904.9

Net Sales	$420.5	$484.3	$188.0	$111.4	$1,204.2
Less: Surcharges	100.4	123.2	43.8	34.2	301.6
Base Sales	$320.1	$361.1	$144.2	$77.2	$902.6

Net Sales / Ton	$1,290	$1,358	$1,711	$990	$1,331
Base Sales / Ton	$982	$1,013	$1,312	$686	$997

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

Credit Agreement
On January 26, 2018, we as borrower, and certain domestic subsidiaries, as subsidiary guarantors, entered into the Second Amended and Restated Credit Agreement (Credit Agreement), with JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which amended and restated the Company’s then existing credit agreement. The Credit Agreement matures on January 26, 2023. Prior to the maturity date, amounts outstanding are required to be repaid (without reduction of the commitments thereunder) from mandatory prepayment events from the proceeds of certain asset sales, equity or debt issuances or casualty events.
On October 15, 2019, the Company, entered into a Third Amended and Restated Credit Agreement (the Amended Credit Agreement), with JP Morgan Chase Bank, N.A. which further amends and restates the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018.
The Amended Credit Agreement increased capacity to $400 million compared to $300 million in the previous facility and extended the maturity date to October 15, 2024. Furthermore, the Amended Credit Agreement included an enhanced asset base with reappraised fixed assets and investment grade foreign accounts receivable collateral in the borrowing base, improved interest rate spread pricing by 50 basis points and reduced the unused commitment fee to a fixed 25 basis points from the previous 37.5 to 50 basis point range.
Refer to “Note 12 - Financing Arrangements” for additional information.
Refunding Bonds
In connection with entering into the credit agreement, on January 23, 2018, we redeemed in full $12.2 million of Ohio Water Development Revenue Refunding Bonds (originally due on November 1, 2025), $9.5 million of Ohio Air Quality Development Revenue Refunding Bonds (originally due on November 1, 2025) and $8.5 million of Ohio Pollution Control Revenue Refunding Bonds (originally due on June 1, 2033).
Additional Liquidity Considerations
The following represents a summary of key liquidity measures under the Credit Agreement as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$18.4	$21.6

Credit Agreement:
Maximum availability	$300.0	$300.0
Suppressed availability(1)	(0.4)	—
Availability	299.6	300.0
Amount borrowed	(110.0)	(115.0)
Letter of credit obligations	(2.6)	(2.6)
Availability not borrowed	187.0	182.4

Total liquidity	$205.4	$204.0
(1) As of September 30, 2019, Timkensteel did not have $300 million in borrowing base assets.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Credit Agreement. As of September 30, 2019, taking into account our view of industrial, energy, and automotive market demands for our products, our forecast for the remainder of 2019 and our long-range plan, we believe that our cash balance as of September 30, 2019, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months and through the maturity date of our Amended Credit Agreement.
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

For additional details regarding the Credit Agreement, the Amended Credit Agreement and the Convertible Notes, please refer to “Note 12 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements, and for our discussion regarding risk factors related to our business and our debt, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2019 and 2018. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Nine Months Ended September 30,
	2019	2018
Net cash provided (used) by operating activities	$24.3	($28.4)
Net cash used by investing activities	(21.7)	(16.7)
Net cash (used) provided by financing activities	(5.8)	47.6
(Decrease) Increase in Cash and Cash Equivalents	($3.2)	$2.5
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2019 was $24.3 million compared to net cash used of $28.4 million for the nine months ended September 30, 2018. The increase in cash provided by operating activities of $52.7 million was primarily due to lower cash used for working capital as well as pension and postretirement benefit payments, partially offset by lower accrued liabilities, primarily due to lower variable compensation.
The improvement in cash used for working capital between periods was due to inventories and accounts receivable, partially offset by accounts payable. The decrease in cash used for inventory was driven by the impact of declining scrap prices combined with a lower quantity of inventory on hand during the first nine months of 2019 as compared to the opposite trend during the same period in the prior year. The increase in cash provided by accounts receivable was primarily due to declining sales in the first nine months of 2019, which resulted in collections exceeding billings, as compared to increasing sales in the same period in the prior year. The increase in cash used for accounts payable was driven by lower raw material purchases and declining scrap prices during the first nine months of 2019 as compared to the impact of increasing raw material purchases and scrap prices during the same period in the prior year. Refer to the unaudited Consolidated Statements of Cash Flows for additional information.

Investing activities
Net cash used by investing activities for the nine months ended September 30, 2019 and 2018 was $21.7 million and $16.7 million, respectively. Cash used for investing activities primarily relates to capital investments in our manufacturing facilities.
Our business requires capital investments to maintain our plants and equipment to remain competitive and ensure we can implement strategic initiatives. Our construction in progress balance of approximately $26 million as of September 30, 2019 includes: (a) approximately $10 million relating to growth initiatives (e.g. new product offerings, additional capacity and new capabilities) and continuous improvement projects; and (b) approximately $16 million relating primarily to routine capital costs to maintain the reliability, integrity and safety of our manufacturing equipment and facilities. In the next one to three years, we expect to spend approximately $40 million to complete existing ongoing projects (made up of approximately $34 million relating to additional growth initiatives and approximately $6 million related to continuous improvement).
Financing activities
Net cash used by financing activities for the nine months ended September 30, 2019 was $5.8 million compared to net cash provided by financing activities of $47.6 million for the nine months ended September 30, 2018. The change was mainly due to net repayments of debt of $5.0 million during the nine months ended September 30, 2019 as compared to net borrowings of $49.8 million during the nine months ended September 30, 2018.
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
On January 1, 2019, TimkenSteel adopted ASU 2016-02, “Leases” and ASU 2018-11, “Leases - Targeted Improvements”. Refer to “Note 2 - Recent Accounting Pronouncements” and “Note 11 - Leases” for additional information.

On January 1, 2018, TimkenSteel adopted ASU 2014-09, “Revenue from Contracts with Customers.” Refer to “Note 2 - Recent Accounting Pronouncements” and “Note 3 - Revenue Recognition” for additional information.
New Accounting Guidance
See “Note 2 - Recent Accounting Pronouncements” in the Notes to the unaudited Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2019, we have $187.4 million of aggregate debt outstanding, of which $110.0 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of $1.1 million annually.
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
Canton, Ohio  U.S. Environmental Protection Agency Notice of Violation

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

TIMKENSTEEL CORPORATION

Date:	November 6, 2019	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)