Form 10-Q
period 2020-03-31
TimkenSteel Corp
filed 2020-05-07
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Shares, without par value	44,965,976

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions, except per share data)
Net sales	$259.7	$371.0
Cost of products sold	251.9	342.6
Gross Profit	7.8	28.4

Selling, general and administrative expenses	23.4	23.3
Restructuring charges	0.6	—
Loss (gain) on sale or asset disposals	(2.3)	—
Interest expense	3.2	4.2
Other expense (income), net	2.7	(2.7)
Income (Loss) Before Income Taxes	(19.8)	3.6
Provision (benefit) for income taxes	0.1	0.1
Net Income (Loss)	$(19.9)	$3.5

Per Share Data:
Basic earnings (loss) per share	$(0.44)	$0.08
Diluted earnings (loss) per share	$(0.44)	$0.08

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Net income (loss)	$(19.9)	$3.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.8)	0.4
Pension and postretirement liability adjustments	(1.1)	0.1
Other comprehensive income (loss), net of tax	(2.9)	0.5
Comprehensive Income (Loss), net of tax	$(22.8)	$4.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$65.6	$27.1
Accounts receivable, net of allowances (2020 - $2.8 million; 2019 - $1.5 million)	94.9	77.5
Inventories, net	240.5	281.9
Deferred charges and prepaid expenses	3.6	3.3
Assets held for sale	2.2	4.1
Other current assets	5.3	7.8
Total Current Assets	412.1	401.7

Property, plant and equipment, net	608.7	626.4
Operating lease right-of-use assets	16.3	14.3
Pension assets	17.2	25.2
Intangible assets, net	12.4	14.3
Other non-current assets	3.3	3.3
Total Assets	$1,070.0	$1,085.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$96.0	$69.3
Salaries, wages and benefits	21.3	13.9
Accrued pension and postretirement costs	3.0	3.0
Current operating lease liabilities	6.6	6.2
Other current liabilities	16.5	19.9
Total Current Liabilities	143.4	112.3

Convertible notes, net	79.8	78.6
Credit Agreement	60.0	90.0
Non-current operating lease liabilities	9.7	8.2
Accrued pension and postretirement costs	222.3	222.1
Deferred income taxes	0.9	0.9
Other non-current liabilities	11.8	10.0
Total Liabilities	527.9	522.1

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2020 and 2019 - 45.7 million shares	—	—
Additional paid-in capital	841.1	844.8
Retained deficit	(321.4)	(301.5)
Treasury shares - 2020 - 0.8 million; 2019 - 0.9 million	(19.4)	(24.9)
Accumulated other comprehensive income (loss)	41.8	44.7
Total Shareholders’ Equity	542.1	563.1
Total Liabilities and Shareholders’ Equity	$1,070.0	$1,085.2

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	44,820,153	$844.8	$(301.5)	$(24.9)	$44.7	$563.1
Net income (loss)	—	—	(19.9)	—	—	(19.9)
Other comprehensive income (loss)	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	2.0	—	—	—	2.0
Issuance of treasury shares	215,708	(5.7)	—	5.7	—	—
Shares surrendered for taxes	(70,033)	—	—	(0.2)	—	(0.2)
Balance at March 31, 2020	44,965,828	$841.1	$(321.4)	$(19.4)	$41.8	$542.1

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	44,584,668	$846.3	$(191.5)	$(33.0)	$(8.9)	$612.9
Net income (loss)	—	—	3.5	—	—	3.5
Other comprehensive income (loss)	—	—	—	—	0.5	0.5
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.2	—	—	—	0.2
Issuance of treasury shares	261,130	(7.5)	—	7.5	—	—
Shares surrendered for taxes	(79,889)	—	—	(1.0)	—	(1.0)
Balance at March 31, 2019	44,765,909	$841.2	$(188.0)	$(26.5)	$(8.4)	$618.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$(19.9)	$3.5
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	18.6	17.8
Amortization of deferred financing fees and debt discount	1.3	1.3
Loss (gain) on sale or disposal of assets	(2.3)	—
Deferred income taxes	0.2	(0.2)
Stock-based compensation expense	2.0	2.2
Pension and postretirement expense (benefit), net	8.1	1.8
Pension and postretirement contributions and payments	(2.5)	(2.4)
Changes in operating assets and liabilities:
Accounts receivable, net	(16.3)	12.1
Inventories, net	41.2	(26.8)
Accounts payable	26.7	(30.7)
Other accrued expenses	5.7	(11.4)
Deferred charges and prepaid expenses	(0.3)	0.1
Other, net	1.3	(0.9)
Net Cash Provided (Used) by Operating Activities	63.8	(33.6)

Investing Activities
Capital expenditures	(2.9)	(4.4)
Proceeds from disposals of property, plant and equipment	7.8	—
Net Cash Provided (Used) by Investing Activities	4.9	(4.4)

Financing Activities
Proceeds from exercise of stock options	—	0.2
Shares surrendered for employee taxes on stock compensation	(0.2)	(1.0)
Repayments on credit agreements	(30.0)	(5.0)
Borrowings on credit agreements	—	30.0
Net Cash Provided (Used) by Financing Activities	(30.2)	24.2
Increase (Decrease) in Cash and Cash Equivalents	38.5	(13.8)
Cash and cash equivalents at beginning of period	27.1	21.6
Cash and Cash Equivalents at End of Period	$65.6	$7.8

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared by TimkenSteel Corporation (the Company or TimkenSteel) in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2019.

Certain items previously reported in specific financial statement captions have been reclassified to conform with the current year presentation.

Customer Receivables

The Company’s accounts receivables arise from sales to customers across all end markets.  Historically, TimkenSteel’s allowance for doubtful accounts write-offs have been immaterial.  The allowance for doubtful account reserve has been established using qualitative and quantitative methods.  In general, account balances greater than one year of age or sent to third party collection are fully reserved.  Account balances for customers that are viewed as higher risk are also analyzed for a reserve.  In addition to these methods, for the first quarter of 2020 the allowance for doubtful accounts was adjusted for forward looking uncollectible balances, primarily in the energy and automotive end markets. The amount recorded was based on the Company’s assessment of the risk presented to customers in these end markets as a result of the COVID-19 pandemic as well as geo-political factors facing the energy end market. At this time, the full impact of COVID-19 is difficult to predict with the current uncertainty surrounding the pandemic and the timeline for economic activities to recover.

Change in Accounting Principle

During the fourth quarter of 2019, TimkenSteel elected to change its method for valuing its inventories that previously used the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes that the FIFO method is preferable as it improves comparability with our peers, more closely resembles the physical flow of our inventory and aligns with how the Company internally manages the business. The effects of the change in accounting principle from LIFO to FIFO were retrospectively applied. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s consolidated balance sheets as of March 31, 2019 and the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the three months ended March 31, 2019 were adjusted as necessary. For further information, refer to TimkenSteel’s audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables reflect the impact to the financial statement line items as a result of the change in accounting principle for the prior periods presented in the accompanying financial statements (dollars in millions, except per share data):

Consolidated Statement of Operations	Three Months Ended March 31, 2019
	As Reported	Adjustments	As Adjusted
Cost of products sold	$341.9	$0.7	$342.6
Gross profit	29.1	(0.7)	28.4
Income (loss) before income taxes	4.3	(0.7)	3.6
Net income (loss)	4.2	(0.7)	3.5

Per Share Data:
Basic earnings (loss) per share	0.09	(0.01)	0.08
Diluted earnings (loss) per share	0.09	(0.01)	0.08

Consolidated Statement of Comprehensive Income (Loss)	Three Months Ended March 31, 2019
	As Reported	Adjustments	As Adjusted
Net income (loss)	$4.2	$(0.7)	$3.5
Comprehensive income (loss), net of tax	4.7	(0.7)	4.0

Consolidated Statement of Cash Flows	Three Months Ended March 31, 2019
	As Reported	Adjustments	As Adjusted
Net income (loss)	$4.2	$(0.7)	$3.5
Changes in operating assets and liabilities:
Inventories, net	(27.5)	0.7	(26.8)

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company adopted the following Accounting Standard Updates (ASU) in the first quarter of 2020, all of which were effective as of January 1, 2020, except ASU 2020-04, which became effective upon issuance on March 12, 2020. The adoption of these standards did not have a material impact on the unaudited Consolidated Financial Statements or the related Notes to the unaudited Consolidated Financial Statements.

Standards Adopted	Description
ASU 2020-04, Reference Rate Reform (Topic 848)

The standard provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met.

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
ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

The standard changes how entities will measure credit losses for most financial assets, including trade and other receivables, and replaces the current incurred loss approach with an expected loss model.

Accounting Standards Issued But Not Yet Adopted

The Company has considered the recent ASUs issued by the Financial Accounting Standards Board summarized below:

Standard Pending Adoption	Description	Effective Date	Anticipated Impact
ASU 2019-12, Income Taxes (Topic 740)	The standard simplifies the accounting for income taxes by removing various exceptions.	January 1, 2021	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)	The standard eliminates, modifies and adds disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2021	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2020-03, Codification Improvements to Financial Instruments	The standard clarifies or improves the Codification. The amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications.	January 1, 2021	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Mobile	$97.7	$144.2
Industrial	113.3	147.0
Energy	25.2	60.8
Other(1)	23.5	19.0
Total Net Sales	$259.7	$371.0

(1) “Other” for sales by end-market sector includes the Company’s scrap and oil country tubular goods (OCTG) billet sales.

The following table provides the major sources of revenue by product type for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Bar	$168.1	$239.9
Tube	30.4	49.6
Value-add	55.5	73.7
Other(2)	5.7	7.8
Total Net Sales	$259.7	$371.0

(2) “Other” for sales by product type includes the Company’s scrap sales.

Note 4 - Restructuring Charges

During 2019 and into the first quarter of 2020, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization, the closure of the TimkenSteel Material Services (TMS) facility in Houston, Texas and other actions to further improve the Company’s overall cost structure. Through these restructuring efforts, to date the Company has eliminated approximately 160 salaried positions and recognized restructuring charges of $9.1 million, consisting of severance and employee-related benefits. Approximately 10 of these positions were eliminated in the first quarter of 2020. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at March 31, 2020 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the three months ended March 31, 2020:

Balance at December 31, 2019	$6.0
Expenses	0.6
Payments	(4.0)
Balance at March 31, 2020	$2.6

There was no reserve for restructuring at March 31, 2019.

Note 5 - Disposition of Non-Core Assets

During the fourth quarter of 2019, management entered into an agreement to dispose of the Company’s scrap processing facility in Akron, Ohio for cash consideration of approximately $4.0 million. An impairment charge of $7.3 million was recognized in the fourth quarter of 2019 in connection with the sale.  The sale was completed, and the Company received all cash consideration in the first quarter of 2020.  An additional loss on disposal of $0.2 million was recognized in the first quarter as the sale was completed.

Additionally, during the first quarter of 2020, management completed its previously announced plan to close the Company’s TMS facility in Houston, and initiated a plan to market and sell the assets at the facility.  Accelerated depreciation and amortization of $1.6 million was recorded in the first quarter to reduce the net book value of the machinery and equipment to its expected fair value.  Subsequent to the closure, certain assets were sold and a gain on sale of $3.2 million was recognized.  At March 31, 2020, the remaining associated machinery and equipment, with a net book value of $2.2 million, was classified as held for sale on the Consolidated Balance Sheet.  The land and buildings associated with TMS were not classified as held for sale, as they were not considered available for immediate sale in their present condition. The Company began selling the inventory associated with TMS in the first quarter of 2020 at prices that were in line with the net realizable value of the inventory that was established in the fourth quarter of 2019.

Note 6 – Other Expense (Income), net

The following table provides the components of other expense (income), net for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Pension and postretirement non-service benefit loss (income)	$(6.6)	$(2.8)
Loss from remeasurement of benefit plan	9.5	—
Foreign currency exchange loss (gain)	—	0.1
Miscellaneous expense (income)	(0.2)	—
Total other expense (income), net	$2.7	$(2.7)

Non-service benefit income is derived from the Company’s pension and other postretirement plans. The Company’s expected return on assets has exceeded the interest cost component, resulting in income for the three months ended March 31, 2020 and 2019.

The TimkenSteel Corporation Retirement Plan (Salaried Plan) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2020, the cumulative cost of all lump sum payments was projected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. The Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of March 31, 2020, which resulted in a non-cash loss from remeasurement of $9.5 million. For more details on the remeasurement, refer to “Note 11 - Retirement and Postretirement Plans.”

Note 7 - Income Tax Provision

TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2020	2019
Provision (benefit) for incomes taxes	$0.1	$0.1
Effective tax rate	(0.5)%	1.3%

In light of TimkenSteel’s recent operating performance in the U.S. and current industry conditions, the Company assessed its U.S. deferred tax assets and concluded, based upon all available evidence, that it was more likely than not that it would not realize the assets. As a result, the Company maintains a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The majority of TimkenSteel’s income taxes are derived from foreign operations.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act will not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company has taken advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the Act. The Company expects this to result in deferred cash payments of approximately $7 million to $10 million for the remainder of 2020, to be paid in two equal installments at December 31, 2021 and December 31, 2022.

Note 8 - Earnings (Loss) Per Share

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

Common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2020 because the effect of their inclusion would have been anti-dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019 because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(19.9)	$3.5

Denominator:
Weighted average shares outstanding, basic	44.9	44.7
Dilutive effect of stock-based awards	—	0.5
Weighted average shares outstanding, diluted	44.9	45.2

Basic earnings (loss) per share	$(0.44)	$0.08
Diluted earnings (loss) per share	$(0.44)	$0.08

Note 9 - Inventories

The components of inventories, net of reserves as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Manufacturing supplies	$43.5	$49.8
Raw materials	16.2	26.0
Work in process	111.6	123.7
Finished products	79.5	93.1
Gross inventory	250.8	292.6
Allowance for inventory reserves	(10.3)	(10.7)
Total Inventories, net	$240.5	$281.9

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Convertible Notes

The components of the Convertible Notes as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(0.6)	(0.7)
Less: Debt discount, net of amortization	(5.9)	(7.0)
Convertible notes, net	$79.8	$78.6

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

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$1.3	$1.3
Amortization of debt issuance costs	0.1	0.1
Amortization of debt discount	1.1	1.0
Total	$2.5	$2.4

Amended Credit Agreement

On October 15, 2019, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Third Amended and Restated Credit Agreement (the Amended Credit Agreement), with JP Morgan Chase Bank, N.A., as administrative agent (the Administrative Agent), Bank of America, N.A., as syndication agent, and the other lenders party thereto (collectively, the Lenders), which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018. The interest rate under the Amended Credit Agreement was 2.2% as of March 31, 2020. The amount available for borrowings under the credit agreement as of March 31, 2020 was $224.4 million. As of March 31, 2020, the Company was in compliance with all covenants.

Fair Value Measurement

The fair value of the Convertible Notes was approximately $69.0 million as of March 31, 2020. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy as defined by Accounting Standards Codification (ASC) 820, Fair Value Measurements, is based on the last price traded in March 2020.

TimkenSteel’s Credit Agreement is variable-rate debt. As such, the carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly.

Interest Paid

The total cash interest paid for the three months ended March 31, 2020 and 2019 was $0.8 million and $1.5 million, respectively.

Note 11 - Retirement and Postretirement Plans

The components of net periodic benefit cost (income) for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Pension	Postretirement	Pension	Postretirement
Service cost	$4.9	$0.3	$4.3	$0.3
Interest cost	10.9	1.0	12.2	2.0
Expected return on plan assets	(16.2)	(0.9)	(16.2)	(0.9)
Amortization of prior service cost	0.1	(1.5)	0.1	—
Net remeasurement losses	9.5	—	—	—
Net Periodic Benefit Cost (Income)	$9.2	$(1.1)	$0.4	$1.4

The Salaried Plan has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2020, the cumulative cost of all lump sum payments was projected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. The Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of March 31, 2020, which resulted in a non-cash loss from remeasurement of $9.5 million, included in other expense (income), net on the Unaudited Consolidated Statements of Operation.  As of March 31, 2019, the cumulative cost of the 2019 settlements did not exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan.

Note 12 – Stock-Based Compensation

During the first quarter of 2020 the Board of Directors granted 598,919 time-vested restricted stock units, 143,280 performance-vested restricted stock units, and 511,020 stock options.

Time-vested restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period. The weighted average fair value of the restricted stock units granted during the three months ended March 31, 2020 was $5.26 per share.

Performance-vested restricted stock units issued in the first quarter of 2020 vest based on achievement of a total shareholder return (TSR) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The weighted average fair value of the performance-vested restricted stock units granted during the three months ended March 31, 2020 was $5.23 per share.

Stock options are issued with an exercise price equal to the closing market price of TimkenSteel common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The weighted average exercise price and weighted average fair value of the stock option grants during the three months ended March 31, 2020 were $5.26 per share and $2.23 per share, respectively.

TimkenSteel recognized stock-based compensation expense of $2.0 million and $2.1 million during the three months ended March 31, 2020 and 2019, respectively. Future stock-based compensation expense regarding the unvested portion of all awards is approximately $9.9 million. The future expense is expected to be recognized over the remaining vesting periods through 2024.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2019	$(6.8)	$51.5	$44.7
Other comprehensive income before reclassifications, before income tax	(1.8)	—	(1.8)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.4)	(1.4)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	0.3	0.3
Tax effect	—	—	—
Net current period other comprehensive income, net of income taxes	(1.8)	(1.1)	(2.9)
Balance as of March 31, 2020	$(8.6)	$50.4	$41.8

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2018	$(7.3)	$(1.6)	$(8.9)
Other comprehensive income before reclassifications, before income tax	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	0.1	0.1
Tax effect	—	—	—
Net current period other comprehensive income, net of income taxes	0.4	0.1	0.5
Balance as of March 31, 2019	$(6.9)	$(1.5)	$(8.4)

The amount reclassified from accumulated other comprehensive income (loss) in the three months ended March 31, 2020 for the pension and postretirement liability adjustment was included in other income, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of March 31, 2020 and December 31, 2019, TimkenSteel had a $1.0 million and a $1.5 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

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

The SBQ bar, tube, and billet production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-added solutions production processes take place at two downstream manufacturing facilities: Tryon Peak (Columbus, North Carolina), and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.

In the first quarter of 2020, we closed our TimkenSteel Material Services facility in Houston, Texas. See “Note 5 - Disposition of Non-Core Assets” in the Notes to the unaudited Consolidated Financial Statements for additional information.

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

Impact of COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on our Company, customers, employees and supply chain. The full extent to which the COVID-19 pandemic will impact our operations and financial results is uncertain and ultimately will depend on, among many other factors, the duration of the pandemic, further Federal and State government actions and the speed of economic recovery. We estimate the impact on our first quarter of 2020 results was lost sales of approximately $10 million. The negative impact on our second quarter, remainder of the year and beyond remains unknown but at a minimum, we expect customer demand in the COVID-19 environment to be sharply lower in the second quarter of 2020, resulting in periodic production outages as the Company continues to balance production schedules with demand.

In response to the significant reduction in customer demand resulting from the COVID-19 crisis, the company has taken additional actions to further reduce operating expenses, conserve cash and maximize liquidity, such as:

•	Reduced interim CEO and senior executives’ base salaries by 20 percent and other executives’ base salaries by 10 percent, effective May 1;
•	Reduced cash retainer for its board of directors by 20 percent beginning with the second-quarter 2020, and reduced the value of the board’s annual equity grant by 20 percent;
•	Suspended company’s 401(k) plan matching contributions for salaried employees, effective June 1;
•	Implemented unpaid rolling furloughs for approximately 80 percent of salaried employees, beginning in early April;
•	Aggressively reduced production schedules at all plants to align operations with customer demand, resulting in the temporary layoff of manufacturing employees;
•	Reduced planned 2020 capital expenditures to a maximum of $25 million, a $5 million reduction from previously stated guidance; and
•	Deferred Social Security payroll tax remittance as permitted by the CARES Act.

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

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended March 31, 2020 and 2019.

Net sales for the three months ended March 31, 2020 were $259.7 million, a decrease of $111.3 million, or 30.0%, compared with the three months ended March 31, 2019. The decrease was due to a reduction in volume of approximately 47.5 thousand ship tons, resulting in a decrease of $54.1 million of net sales, lower surcharges of $43.6 million, and change in mix of $9.3 million. The primary driver in the decrease in volume was lower customer demand across all end markets, partially offset by an increase in OCTG billet shipments. The decrease in surcharges was primarily due to a 38% decline in the average surcharge per ton due to lower market prices for scrap and alloys.  Unfavorable mix was primarily driven by increased billet shipments. We estimate the impact of the COVID-19 pandemic on our net sales was a reduction of approximately $10.0 million. Excluding surcharges, net sales decreased $67.5 million, or 24.0%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended March 31, 2019 to March 31, 2020.

Gross profit for the three months ended March 31, 2020 decreased $20.6 million, or 72.5%, compared with the three months ended March 31, 2019. The decrease was driven primarily by lower volumes, unfavorable price/mix, and unfavorable manufacturing costs. The primary driver in the decrease in volume was lower customer demand across all end markets, partially offset by an increase in OCTG billet shipments. Unfavorable price/mix was driven by lower pricing, primarily in the industrial end market, and unfavorable mix, primarily due to increased billet shipments.  Unfavorable manufacturing costs in 2020 were primarily due to a decline in melt utilization, resulting in lower fixed cost leverage, as well as the impact of accelerated depreciation related to the disposition of non-core assets, partially offset by the impact of cost reduction actions.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (SG&A) expense for the three months ended March 31, 2020 and 2019.

Selling, general and administrative (SG&A) expense for the three months ended March 31, 2020 of $23.4 million was relatively consistent with the prior year quarter. The increase is primarily due to the increase in variable compensation and bad debt expense, substantially offset by lower wages and benefits, as a result of a reduction in employees following the Company’s recent restructuring actions.

Restructuring Charges

During 2019 and into the first quarter of 2020, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization, the closure of the TimkenSteel Material Services (TMS) facility in Houston, and other actions to further improve the Company’s overall cost structure. Through these restructuring efforts, to date the Company has eliminated approximately 160 salaried positions and recognized restructuring charges of $9.1 million, consisting of severance and employee-related benefits. Approximately 10 of these positions were eliminated in the first quarter of 2020. During the three months ended March 31, 2020, there were additional restructuring charges of $0.6 million, as well as a cash outflow of approximately $4 million primarily related to prior year restructuring actions. The Company expects to realize annual savings of approximately $20 million in 2020 and beyond as a result of these plans. Refer to “Note 4 - Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $3.2 million, a decrease of $1.0 million, compared with the three months ended March 31, 2019. The decrease in interest expense was primarily due to a reduction in outstanding borrowings as well as a lower interest rate environment. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other Expense (Income), net

	Three Months Ended March 31,
	2020	2019	$ Change
Pension and postretirement non-service benefit loss (income)	$(6.6)	$(2.8)	$(3.8)
Loss from remeasurement benefit plan	9.5	—	9.5
Foreign currency exchange loss (gain)	—	0.1	(0.1)
Miscellaneous expense (income)	(0.2)	—	(0.2)
Total other expense (income), net	$2.7	$(2.7)	$5.4

Non-service benefit income is derived from the Company’s pension and other postretirement plans. The Company’s expected return on assets has exceeded the interest cost component, resulting in income for the three months ended March 31, 2020 and 2019.

The Salaried Plan has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2020, the cumulative cost of all lump sum payments was projected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. The Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of March 31, 2020, which resulted in a non-cash loss from remeasurement of $9.5 million. For more details on the remeasurement, refer to “Note 11 - Retirement and Postretirement Plans.”

Provision for Income Taxes

	Three Months Ended March 31,
	2020	2019	$ Change
Provision (benefit) for income taxes	$0.1	$0.1	$—
Effective tax rate	(0.5)%	1.3%	NM

The majority of the Company’s income tax expense is derived from foreign operations. The Company remains in a full valuation for the U.S. jurisdiction for the three months ended March 31, 2020 and 2019.

NON-GAAP FINANCIAL MEASURES

Net Sales, Excluding Surcharges

The table below presents net sales by end market sector, adjusted to exclude surcharges, which represents a financial measure that has not been determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP). We believe presenting net sales by end market sector adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base price and product mix.

(dollars in millions, tons in thousands)
	Three Months Ended March 31, 2020
	Mobile	Industrial	Energy	Other	Total
Tons	88.8	81.2	18.4	25.0	213.4

Net Sales	$97.7	$113.3	$25.2	$23.5	$259.7
Less: Surcharges	16.6	18.8	4.2	6.3	45.9
Base Sales	$81.1	$94.5	$21.0	$17.2	$213.8

Net Sales / Ton	$1,100	$1,395	$1,370	$940	$1,217
Base Sales / Ton	$913	$1,164	$1,141	$688	$1,002

	Three Months Ended March 31, 2019
	Mobile	Industrial	Energy	Other	Total
Tons	112.8	102.5	31.4	14.2	260.9

Net Sales	$144.2	$147.0	$60.8	$19.0	$371.0
Less: Surcharges	37.5	35.1	12.5	4.6	89.7
Base Sales	$106.7	$111.9	$48.3	$14.4	$281.3

Net Sales / Ton	$1,278	$1,434	$1,936	$1,338	$1,422
Base Sales / Ton	$946	$1,092	$1,538	$1,014	$1,078

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

Amended Credit Agreement

On October 15, 2019, the Company, entered into a Third Amended and Restated Credit Agreement (the Amended Credit Agreement), with JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which further amends and restates the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018.

The Amended Credit Agreement increases capacity to $400 million compared to $300 million in the previous facility and extends the maturity date to October 15, 2024. Furthermore, the Amended Credit Agreement provides for an enhanced asset base with reappraised fixed assets and investment grade foreign accounts receivable collateral in the borrowing base, improves interest rate spread pricing of 50 basis points, and reduces the unused commitment fee to a fixed 25 basis points from the previous 37.5 to 50 basis point range.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$65.6	$27.1

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(111.9)	(103.0)
Availability	288.1	297.0
Amount borrowed	(60.0)	(90.0)
Letter of credit obligations	(3.7)	(3.8)
Availability not borrowed	224.4	203.2

Total liquidity	$290.0	$230.3

(1) As of March 31, 2020 and December 31, 2019, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our credit agreement.  As of March 31, 2020, taking into account our view of automotive, industrial, and energy market demands for our products, our 2020 operating and long-range plan, we believe that our cash balance as of March 31, 2020, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months.

The full extent to which the COVID-19 pandemic will impact our operations and financial results is uncertain and ultimately will depend on, among many other factors, the duration of the pandemic, further Federal and State government actions from the Federal and State governments and the speed of economic recovery. While the negative impact on our second quarter, remainder of the year and beyond remains unknown, at a minimum, we expect customer demand in the COVID-19 environment to be sharply lower in the second quarter of 2020. To the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, and cash on hand or credit availability is insufficient, we would seek additional financing to provide additional liquidity. We regularly evaluate our potential access to the equity and debt capital markets as sources of liquidity and we believe additional financing would likely be available if necessary, although we can make no assurance as to the form or terms of any such financing. We would also consider additional cost reductions and restructuring, changes in working capital management and further reductions of capital expenditures. Regardless, we will continue to evaluate additional financing or may seek to refinance outstanding borrowings under the Amended Credit Agreement to provide us with additional flexibility and liquidity. Any additional financing beyond that incurred to refinance existing debt would increase our overall debt and could increase interest expense.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits and additional liquidity, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act will not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company has taken advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the Act. The Company expects this to result in deferred cash payments of approximately $7 million to $10 million for the remainder of 2020, to be paid in two equal installments at December 31, 2021 and December 31, 2022.

For additional details regarding the Amended Credit Agreement and the Convertible Notes, please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2020 and 2019. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Three Months Ended March 31,
	2020	2019
Net cash provided (used) by operating activities	$63.8	$(33.6)
Net cash provided (used) by investing activities	4.9	(4.4)
Net cash (used) provided by financing activities	(30.2)	24.2
(Decrease) Increase in Cash and Cash Equivalents	$38.5	$(13.8)

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $63.8 million compared to net cash used of $33.6 million for the three months ended March 31, 2019. The increase in cash provided by operating activities of $97.4 million was primarily due to management actions to improve working capital.

The improvement in working capital between periods was due to inventories and accounts payable, partially offset by accounts receivable. The additional cash provided by inventory was primarily driven by the Company’s inventory management program implemented late in 2019, which resulted in decreases in raw material inventory on hand, as compared to higher inventory in the first quarter of 2019. The additional cash provided by accounts payable was primarily driven by harmonization of the Company’s payment procedures instituted in the first quarter of 2020, as well as a lower level of overall purchases and a decline in scrap raw material prices in recent months as compared to the prior year comparable period.  The increased use of cash in accounts receivable was primarily due to higher sales in the first three months of 2020 in comparison to the last quarter of 2019, which resulted in first quarter of 2020 billings exceeding collections. In comparison, sales declined in the first three months of 2019 in comparison to the last quarter of 2018, which resulted in collections exceeding billings in the first quarter of 2019.  Refer to the unaudited Consolidated Statements of Cash Flows for additional information.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $4.9 million, as compared to net cash used of $4.4 million for the three months ended March 31, 2019. Cash provided by investing activities in the first quarter of 2020 primarily relates to proceeds from sales of property, plant and equipment in conjunction with the disposition of non-core assets, as discussed in “Note 5 – Disposition of Non-Core Assets” in the Notes to the unaudited Consolidated Financial Statements, partially offset by capital investments in our manufacturing facilities. Cash used for investing activities in the first quarter of 2019 primarily relates to capital investments in our manufacturing facilities.

Given the current economic environment, the Company reduced its capital expenditure budget by $5 million to a maximum of $25 million in 2020 (made up of approximately $6 million relating to growth initiatives and the remainder related to continuous improvement). The Company has no material capital expenditure plans or commitments beyond 2020 at this time.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2020 was $30.2 million compared to net cash provided by financing activities of $24.2 million for the three months ended March 31, 2019, primarily due to changes in borrowings on credit agreements.

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

•	the potential impact of the COVID-19 pandemic on our operations, financial results, and liquidity;
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

•	the overall impact of the pension and postretirement mark-to-market accounting; and
•	those items identified under the caption Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2020, we have $139.8 million of aggregate debt outstanding, of which $60.0 million consists of debt with variable interest rates. Based on the amount of debt with variable-rate interest outstanding, a 1% rise in interest rates would result in an increase in interest expense of $0.6 million annually.

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

Canton, Ohio  U.S. Environmental Protection Agency Notice of Violation

The U.S. Environmental Protection Agency (EPA) issued two related Notices of Violation (NOV) to TimkenSteel on August 5, 2014 and November 2, 2015.  The EPA alleges violations under the Clean Air Act based on alleged violations of permitted emission limits and engineering requirements at TimkenSteel’s Faircrest and Harrison Steel Plants in Canton, Ohio. TimkenSteel disputes many of EPA’s allegations but is working cooperatively with EPA and the U.S. Department of Justice to resolve the government’s claims.  Negotiations to resolve the NOVs are ongoing, and it is not anticipated that the ultimate resolution of the NOVs will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Risks Related to COVID-19

The COVID-19 pandemic could have a material, adverse impact on our operations and financial results including cash flows and liquidity.

We continue to closely monitor the impact of the COVID-19 pandemic on our Company, customers, employees and supply chain. The full extent to which the COVID-19 pandemic will impact our operations and financial results is uncertain and ultimately will depend on, among many other factors, the duration of the pandemic, further Federal and State government actions and the speed of economic recovery. The negative impact on our second quarter, remainder of the year and beyond remains unknown.

The effects of the COVID-19 pandemic also may impact other risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This impact could be to cause previously disclosed risks to occur or to increase the severity of the negative affect inherent in those other risk factors.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form Performance-Based Restricted Stock Unit Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	May 7, 2020	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)