Form 10-Q
period 2020-09-30
TimkenSteel Corp
filed 2020-10-29
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2020
Common Shares, without par value	45,151,960

TimkenSteel Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions, except per share data)
Net sales	$205.9	$274.2	$619.5	$981.9
Cost of products sold	208.3	276.8	618.1	941.3
Gross Profit	(2.4)	(2.6)	1.4	40.6

Selling, general and administrative expenses	17.9	21.4	58.1	64.9
Restructuring charges	0.7	—	1.6	3.6
Impairment charges and loss (gain) on sale or asset disposals	0.2	0.1	(3.0)	1.9
Interest expense	3.0	3.6	9.2	12.0
Other expense (income), net	(10.6)	(5.2)	(16.0)	(8.1)
Income (Loss) Before Income Taxes	(13.6)	(22.5)	(48.5)	(33.7)
Provision (benefit) for income taxes	0.3	(5.5)	0.6	(8.3)
Net Income (Loss)	$(13.9)	$(17.0)	$(49.1)	$(25.4)

Per Share Data:
Basic earnings (loss) per share	$(0.31)	$(0.38)	$(1.09)	$(0.57)
Diluted earnings (loss) per share	$(0.31)	$(0.38)	$(1.09)	$(0.57)

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Net income (loss)	$(13.9)	$(17.0)	$(49.1)	$(25.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.4	(1.0)	(0.3)	(1.2)
Pension and postretirement liability adjustments	(1.7)	(6.8)	(4.2)	59.6
Other comprehensive income (loss), net of tax	(0.3)	(7.8)	(4.5)	58.4
Comprehensive Income (Loss), net of tax	$(14.2)	$(24.8)	$(53.6)	$33.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$74.8	$27.1
Accounts receivable, net of allowances (2020 - $1.6 million; 2019 - $1.5 million)	81.2	77.5
Inventories, net	174.3	281.9
Deferred charges and prepaid expenses	5.0	3.3
Assets held for sale	1.6	4.1
Other current assets	6.9	7.8
Total Current Assets	343.8	401.7

Property, plant and equipment, net	582.4	626.4
Operating lease right-of-use assets	17.6	14.3
Pension assets	26.8	25.2
Intangible assets, net	10.1	14.3
Other non-current assets	3.0	3.3
Total Assets	$983.7	$1,085.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73.8	$69.3
Salaries, wages and benefits	23.5	13.9
Accrued pension and postretirement costs	3.0	3.0
Current operating lease liabilities	6.7	6.2
Convertible notes, net	82.2	—
Other current liabilities	13.7	19.9
Total Current Liabilities	202.9	112.3

Convertible notes, net	—	78.6
Credit Agreement	20.0	90.0
Non-current operating lease liabilities	10.9	8.2
Accrued pension and postretirement costs	223.3	222.1
Deferred income taxes	0.4	0.9
Other non-current liabilities	11.8	10.0
Total Liabilities	469.3	522.1

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2020 and 2019 - 45.7 million shares	—	—
Additional paid-in capital	842.3	844.8
Retained deficit	(350.6)	(301.5)
Treasury shares - 2020 - 0.7 million; 2019 - 0.9 million	(17.5)	(24.9)
Accumulated other comprehensive income (loss)	40.2	44.7
Total Shareholders’ Equity	514.4	563.1
Total Liabilities and Shareholders’ Equity	$983.7	$1,085.2

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	44,820,153	$844.8	$(301.5)	$(24.9)	$44.7	$563.1
Net income (loss)	—	—	(19.9)	—	—	(19.9)
Other comprehensive income (loss)	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	2.0	—	—	—	2.0
Issuance of treasury shares	215,708	(5.7)	—	5.7	—	—
Shares surrendered for taxes	(70,033)	—	—	(0.2)	—	(0.2)
Balance at March 31, 2020	44,965,828	$841.1	$(321.4)	$(19.4)	$41.8	$542.1
Net income (loss)	—	—	(15.3)	—	—	(15.3)
Other comprehensive income (loss)	—	—	—	—	(1.3)	(1.3)
Stock-based compensation expense	—	1.6	—	—	—	1.6
Issuance of treasury shares	75,689	(2.0)	—	2.0	—	—
Shares surrendered for taxes	(5,341)	—	—	(0.1)	—	(0.1)
Balance at June 30, 2020	45,036,176	$840.7	$(336.7)	$(17.5)	$40.5	$527.0
Net income (loss)	—	—	(13.9)	—	—	(13.9)
Other comprehensive income (loss)	—	—	—	—	(0.3)	(0.3)
Stock-based compensation expense	—	1.6	—	—	—	1.6
Issuance of treasury shares	258	—	—	—	—	—
Shares surrendered for taxes	(110)	—	—	—	—	—
Balance at September 30, 2020	45,036,324	$842.3	$(350.6)	$(17.5)	$40.2	$514.4

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	44,584,668	$846.3	$(191.5)	$(33.0)	$(8.9)	$612.9
Net income (loss)	—	—	3.5	—	—	3.5
Other comprehensive income (loss)	—	—	—	—	0.5	0.5
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.2	—	—	—	0.2
Issuance of treasury shares	261,130	(7.5)	—	7.5	—	—
Shares surrendered for taxes	(79,889)	—	—	(1.0)	—	(1.0)
Balance at March 31, 2019	44,765,909	$841.2	$(188.0)	$(26.5)	$(8.4)	$618.3
Net income (loss)	—	—	(11.9)	—	—	(11.9)
Other comprehensive income (loss)	—	—	—	—	65.7	65.7
Stock-based compensation expense	—	1.6	—	—	—	1.6
Stock option activity	—	—	—	—	—	—
Issuance of treasury shares	50,185	(1.4)	—	1.4	—	—
Balance at June 30, 2019	44,816,094	$841.4	$(199.9)	$(25.1)	$57.3	$673.7
Net income (loss)	—	—	(17.0)	—	—	(17.0)
Other comprehensive income (loss)	—	—	—	—	(7.8)	(7.8)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Issuance of treasury shares	1,704	—	—	—	—	—
Shares surrendered for taxes	(720)	—	—	—	—	—
Balance at September 30, 2019	44,817,078	$842.8	$(216.9)	$(25.1)	$49.5	$650.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$(49.1)	$(25.4)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	52.4	53.2
Amortization of deferred financing fees and debt discount	4.0	3.7
Impairment charges and loss (gain) on sale or disposal of assets	(3.0)	1.9
Deferred income taxes	(0.4)	(2.3)
Stock-based compensation expense	5.2	5.2
Pension and postretirement expense, net	(1.0)	(0.5)
Pension and postretirement contributions and payments	(4.2)	(2.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(3.7)	56.0
Inventories, net	107.6	44.5
Accounts payable	8.2	(81.6)
Other accrued expenses	4.6	(24.7)
Deferred charges and prepaid expenses	(1.7)	(1.4)
Other, net	2.1	(2.0)
Net Cash Provided (Used) by Operating Activities	121.0	24.3

Investing Activities
Capital expenditures	(13.0)	(21.7)
Proceeds from disposals of property, plant and equipment	10.0	—
Net Cash Provided (Used) by Investing Activities	(3.0)	(21.7)

Financing Activities
Proceeds from exercise of stock options	—	0.2
Shares surrendered for employee taxes on stock compensation	(0.3)	(1.0)
Repayments on credit agreements	(70.0)	(45.0)
Borrowings on credit agreements	—	40.0
Net Cash Provided (Used) by Financing Activities	(70.3)	(5.8)
Increase (Decrease) in Cash and Cash Equivalents	47.7	(3.2)
Cash and cash equivalents at beginning of period	27.1	21.6
Cash and Cash Equivalents at End of Period	$74.8	$18.4

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

Change in Accounting Principle

During the fourth quarter of 2019, TimkenSteel elected to change its method for valuing its inventories that previously used the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes that the FIFO method is preferable as it improves comparability with its peers, more closely resembles the physical flow of its inventory and aligns with how the Company internally manages the business. The effects of the change in accounting principle from LIFO to FIFO were retrospectively applied. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the three and nine months ended September 30, 2019 were adjusted as necessary. For further information, refer to TimkenSteel’s audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables reflect the impact to the financial statement line items as a result of the change in accounting principle for the prior periods presented in the accompanying financial statements (dollars in millions, except per share data):

Consolidated Statement of Operations	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Cost of products sold	$261.0	$15.8	$276.8	$914.2	$27.1	$941.3
Gross profit	13.2	(15.8)	(2.6)	67.7	(27.1)	40.6
Income (loss) before income taxes	(6.7)	(15.8)	(22.5)	(6.6)	(27.1)	(33.7)
Provision (benefit) for income taxes	(2.1)	(3.4)	(5.5)	(1.8)	(6.5)	(8.3)
Net income (loss)	(4.6)	(12.4)	(17.0)	(4.8)	(20.6)	(25.4)

Per Share Data:
Basic earnings (loss) per share	(0.10)	(0.28)	(0.38)	(0.11)	(0.46)	(0.57)
Diluted earnings (loss) per share	(0.10)	(0.28)	(0.38)	(0.11)	(0.46)	(0.57)

Consolidated Statement of Comprehensive Income (Loss)	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Net income (loss)	$(4.6)	$(12.4)	$(17.0)	$(4.8)	$(20.6)	$(25.4)
Pension and postretirement liability adjustments	(3.4)	(3.4)	(6.8)	66.1	(6.5)	59.6
Comprehensive income (loss), net of tax	(9.0)	(15.8)	(24.8)	60.1	(27.1)	33.0

Consolidated Statement of Cash Flows	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Adjusted
Net income (loss)	$(4.8)	$(20.6)	$(25.4)
Pension and postretirement expense (benefit), net	6.0	(6.5)	(0.5)
Changes in operating assets and liabilities:
Inventories, net	17.4	27.1	44.5

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
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)

The standard simplifies the accounting for convertible instruments, as well as the diluted net income per share calculation. The standard also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception.

		January 1, 2022	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Mobile	$103.1	$110.2	$236.9	$389.7
Industrial	90.7	116.9	302.0	388.2
Energy	7.0	32.6	46.8	147.5
Other(1)	5.1	14.5	33.8	56.5
Total Net Sales	$205.9	$274.2	$619.5	$981.9

(1) “Other” sales by end-market sector includes the Company’s scrap and oil country tubular goods (OCTG) billet sales.

The following table provides the major sources of revenue by product type for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Bar	$118.5	$179.7	$379.3	$645.0
Tube	21.6	32.2	77.6	122.6
Value-add	61.4	55.9	149.8	192.7
Other(2)	4.4	6.4	12.8	21.6
Total Net Sales	$205.9	$274.2	$619.5	$981.9

(2) “Other” sales by product type includes the Company’s scrap sales.

Note 4 - Restructuring Charges

During 2019 and throughout 2020, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization, the closure of the TimkenSteel Material Services (TMS) facility in Houston, Texas and other domestic and international actions to further improve the Company’s overall cost structure. Through these restructuring efforts, to date the Company has eliminated approximately 210 salaried positions and recognized restructuring charges of $10.2 million, primarily consisting of severance and employee-related benefits. Approximately 50 of these positions were eliminated in 2020. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at September 30, 2020 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the nine months ended September 30, 2020 and 2019:

Balance at December 31, 2019	$6.0
Expenses	1.6
Payments	(7.1)
Balance at September 30, 2020	$0.5

Balance at December 31, 2018	$—
Expenses	3.6
Payments	(1.5)
Balance at September 30, 2019	$2.1

Note 5 - Disposition of Non-Core Assets

During the first quarter of 2020, management completed its previously announced plan to close the Company’s TMS facility in Houston and initiated a plan to market and sell the assets at the facility. Accelerated depreciation and amortization of $1.6 million was recorded in the first quarter to reduce the net book value of the machinery and equipment to its estimated fair value. Subsequent to the closure, certain assets were sold and a gain on sale of $0.5 million and $4.7 million was recognized for the three and nine months ended September 30, 2020, respectively.  At September 30, 2020, the remaining associated machinery and equipment, with a net book value of $1.6 million, was classified as held for sale on the Consolidated Balance Sheet. In October 2020, a portion of the machinery and equipment was sold for $0.3 million. The land and buildings associated with TMS were not classified as held for sale, as they were not considered available for immediate sale in their present condition. While the Company began selling the inventory associated with TMS in the first quarter of 2020 at prices that were in line with the net realizable value of the inventory established in the fourth quarter of 2019, excess inventory related to our energy end-market sector resulted in an additional reserve of approximately $3.1 million being recorded in the second quarter of 2020. The excess inventory is the result of continued weakness in this end-market sector, as well as recent closures of several distributors that were holding considerable amounts of similar inventory.

In the third quarter of 2020, TimkenSteel informed customers that as of December 31, 2020 the Company will discontinue the commercial offering of specific small-diameter seamless mechanical tubing product offerings. As a result, the Company recognized accelerated depreciation of $0.4 million in the third quarter on the machinery and equipment used in the manufacturing of these specific products. Additional accelerated depreciation of $1.2 million will be recognized in both the fourth quarter of 2020 and the first quarter of 2021 in alignment with the ramp down of this machinery and equipment.

Note 6 – Other Expense (Income), net

The following table provides the components of other expense (income), net for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pension and postretirement non-service benefit loss (income)	$(6.7)	$(5.1)	$(19.7)	$(12.4)
Loss (gain) from remeasurement of benefit plans	(4.1)	—	3.5	4.4
Foreign currency exchange loss (gain)	(0.1)	0.1	0.3	—
Miscellaneous expense (income)	0.3	(0.2)	(0.1)	(0.1)
Total other expense (income), net	$(10.6)	$(5.2)	$(16.0)	$(8.1)

Non-service benefit income is derived from the Company’s pension and other postretirement plans. The Company’s expected return on assets has exceeded the interest cost component, resulting in income for the three and nine months ended September 30, 2020 and 2019.

The TimkenSteel Corporation Retirement Plan (Salaried Plan) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2020, the cumulative cost of all lump sum payments was projected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2020, which resulted in a non-cash (gain) loss from remeasurement of ($4.1) million and $3.5 million for the three and nine months ended September 30, 2020, respectively. For more details on the remeasurement, refer to “Note 11 - Retirement and Postretirement Plans”.

Note 7 - Income Tax Provision

TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision (benefit) for incomes taxes	$0.3	$(5.5)	$0.6	$(8.3)
Effective tax rate	(2.2)%	24.4%	(1.2)%	24.6%

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

During the third quarter, TimkenSteel (Shanghai) Corporation Limited declared a dividend of $5.1 million to TimkenSteel. Foreign withholding taxes paid on this repatriation of previous profits were $0.5 million, resulting in $4.6 million of cash sent to the U.S.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act did not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company has taken advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the Act. Through September 30, 2020, the Company has deferred $4.3 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets. The Company expects additional deferred cash payments of approximately $2 million to $3 million for the remainder of 2020, with total deferred amounts to be paid in two equal installments at December 31, 2021 and December 31, 2022. The Company is currently evaluating the potential benefit related to the Employee Retention Credit and intends to file for this credit in the fourth quarter of 2020.

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

Common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019 because the effect of their inclusion would have been anti-dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019 because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(13.9)	$(17.0)	$(49.1)	$(25.4)

Denominator:
Weighted average shares outstanding, basic	45.0	44.8	45.0	44.8
Dilutive effect of stock-based awards	—	—	—	—
Weighted average shares outstanding, diluted	45.0	44.8	45.0	44.8

Basic earnings (loss) per share	$(0.31)	$(0.38)	$(1.09)	$(0.57)
Diluted earnings (loss) per share	$(0.31)	$(0.38)	$(1.09)	$(0.57)

Note 9 - Inventories

The components of inventories, net of reserves as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Manufacturing supplies	$40.3	$49.8
Raw materials	14.0	26.0
Work in process	77.2	123.7
Finished products	57.5	93.1
Gross inventory	189.0	292.6
Allowance for inventory reserves	(14.7)	(10.7)
Total Inventories, net	$174.3	$281.9

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

Convertible Notes

The components of the Convertible Notes as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Principal	$86.3	$86.3
Less: Debt issuance costs, net of amortization	(0.4)	(0.7)
Less: Debt discount, net of amortization	(3.7)	(7.0)
Convertible notes, net	$82.2	$78.6

The initial value of the principal amount recorded as a liability at the date of issuance was $66.9 million, using an effective interest rate of 12.0%. The remaining $19.4 million of principal amount was allocated to the conversion feature and recorded as a component of shareholders’ equity at the date of issuance. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Convertible Notes. Transaction costs were allocated to the liability and equity components based on their relative values. Transaction costs attributable to the liability component of $2.4 million are amortized to interest expense over the term of the Convertible Notes, and transaction costs attributable to the equity component of $0.7 million are included in shareholders’ equity. The Convertible Notes mature on June 1, 2021, and accordingly are classified as a current liability in the Consolidated Balance Sheet as of September 30, 2020.

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1.3	$1.3	$3.9	$3.9
Amortization of debt issuance costs	0.1	0.1	0.3	0.3
Amortization of debt discount	1.1	1.0	3.3	3.0
Total	$2.5	$2.4	$7.5	$7.2

Amended Credit Agreement

On October 15, 2019, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Third Amended and Restated Credit Agreement (the Amended Credit Agreement), with JP Morgan Chase Bank, N.A., as administrative agent (the Administrative Agent), Bank of America, N.A., as syndication agent, and the other lenders party thereto (collectively, the Lenders), which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018. The interest rate under the Amended Credit Agreement was 1.7% as of September 30, 2020. The amount available for borrowings under the credit agreement as of September 30, 2020 was $205.2 million, and the Company was in compliance with all covenants.

In October 2020, the Company repaid the remaining $20 million outstanding balance on the Amended Credit Agreement using available cash.

Fair Value Measurement

The fair value of the Convertible Notes was approximately $74.9 million as of September 30, 2020. The fair value of the Convertible Notes, which falls within Level 1 of the fair value hierarchy as defined by Accounting Standards Codification (ASC) 820, Fair Value Measurements, is based on the last price traded in September 2020.

TimkenSteel’s Credit Agreement is variable-rate debt. As such, the carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly.

Interest Paid

The total cash interest paid for the nine months ended September 30, 2020 and 2019 was $4.5 million and $7.6 million, respectively.

Note 11 - Retirement and Postretirement Plans

The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Pension	Postretirement	Pension	Postretirement
Service cost	$4.8	$0.3	$4.4	$0.3
Interest cost	10.5	1.0	12.2	1.3
Expected return on plan assets	(16.1)	(0.9)	(16.3)	(1.0)
Amortization of prior service cost	0.1	(1.5)	0.1	(1.4)
Net remeasurement (gains) losses	(4.1)	—	—	—
Net Periodic Benefit Cost (Income)	$(4.8)	$(1.1)	$0.4	$(0.8)

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Pension	Postretirement	Pension	Postretirement
Service cost	$14.5	$0.9	$13.1	$0.9
Interest cost	32.2	3.1	36.7	4.8
Expected return on plan assets	(48.3)	(2.7)	(48.9)	(2.9)
Amortization of prior service cost	0.3	(4.5)	0.3	(2.4)
Net remeasurement (gains) losses	3.5	—	—	4.4
Net Periodic Benefit Cost (Income)	$2.2	$(3.2)	$1.2	$4.8

The Salaried Plan has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2020, the cumulative cost of all lump sum payments was projected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2020, which resulted in a non-cash (gain) loss from remeasurement of ($4.1) million and $3.5 million for the three and nine months ended September 30, 2020, respectively.

Note 12 – Stock-Based Compensation

During the nine months ended September 30, 2020, the Board of Directors granted 931,244 time-vested restricted stock units, 182,180 performance-vested restricted stock units, and 511,020 stock options.

Time-vested restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period. The weighted average fair value of the restricted stock units granted during the nine months ended September 30, 2020 was $4.24 per share. There were no time-vested restricted stock units granted in the third quarter of 2020.

Performance-vested restricted stock units issued in 2020 vest based on achievement of a total shareholder return (TSR) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The weighted average fair value of the performance-vested restricted stock units granted during the nine months ended September 30, 2020 was $4.98 per share. The Board of Directors granted 38,900 performance-vested restricted stock units in the third quarter of 2020.

Stock options are issued with an exercise price equal to the closing market price of TimkenSteel common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The weighted average exercise price and weighted average fair value of the stock option grants during the nine months ended September 30, 2020 were $5.26 per share and $2.23 per share, respectively. There were no stock option grants in the third quarter of 2020.

TimkenSteel recognized stock-based compensation expense of $1.6 million and $5.2 million for the three and nine months ended September 30, 2020, compared to $1.4 million and $4.4 for the same periods in 2019, respectively. Future stock-based compensation expense regarding the unvested portion of all awards is approximately $6.7 million. The future expense is expected to be recognized over the remaining vesting periods through 2024.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 and 2019 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2019	$(6.8)	$51.5	$44.7
Other comprehensive income before reclassifications, before income tax	(0.3)	—	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(4.3)	(4.3)
Tax effect	—	0.1	0.1
Net current period other comprehensive income, net of income taxes	(0.3)	(4.2)	(4.5)
Balance as of September 30, 2020	$(7.1)	$47.3	$40.2

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2018	$(7.3)	$(1.6)	$(8.9)
Other comprehensive income before reclassifications, before income tax	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.0)	(2.0)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	70.2	70.2
Tax effect	—	(8.6)	(8.6)
Net current period other comprehensive income, net of income taxes	(1.2)	59.6	58.4
Balance as of September 30, 2019	$(8.5)	$58.0	$49.5

The amount reclassified from accumulated other comprehensive income (loss) in the nine months ended September 30, 2020 and 2019 for the pension and postretirement liability adjustment was included in other income, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of September 30, 2020 and December 31, 2019, TimkenSteel had a $0.9 million and a $1.5 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

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

Impact of COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on our Company, employees, customers and supply chain. The full extent to which the COVID-19 pandemic will impact our operations and financial results is uncertain and ultimately will depend on, among many other factors, the duration of the pandemic, further Federal and State government actions and the speed of economic recovery. We estimate the primary impact of COVID-19 on the Company was lost sales of approximately $70 million for the third quarter of 2020 and approximately $200 million for the nine months ended September 30, 2020, as compared to expectations established prior to the onset of the pandemic. The negative impact on the remainder of the year and beyond remains unknown but at a minimum, we expect customer demand in the COVID-19 environment to continue to be lower in the fourth quarter of 2020 in comparison to the prior year fourth quarter, resulting in periodic production outages as the Company continues to balance production schedules with demand.

In response to the significant reduction in customer demand resulting from the COVID-19 crisis, the Company has taken additional actions to further reduce operating expenses, conserve cash and maximize liquidity. The following actions began in the second quarter of 2020 and unless otherwise noted, continued for the duration of the third quarter:

•	Reduced interim CEO and senior executives’ base salaries by 20 percent and other executives’ base salaries by 10 percent, effective May 1;
•	Reduced cash retainer for its board of directors by 20 percent beginning with the second-quarter 2020, and reduced the value of the board’s annual equity grant by 20 percent;
•	Suspended the Company’s 401(k) plan matching contributions for salaried employees, effective June 1;
•	Implemented unpaid rolling furloughs for approximately 90 percent of salaried employees, with an average 5 weeks of unpaid furloughs per employee, beginning in early April and ending in late July; and
•	Deferred Social Security payroll tax remittance as permitted by the CARES Act.

In the third quarter of 2020, the Company’s COVID-19 related actions saved approximately $5 million in cash and reduced administrative expenses by approximately $2 million. Since implementation in the second quarter of 2020, the Company’s COVID-19 related actions saved approximately $12 million in cash and reduced administrative expenses by approximately $7 million in total.

Additionally, in the third quarter of 2020, the Company took the following operational actions:

•	Continued to maintain flexible production schedules at all plants to align operations with customer demand, resulting in the temporary layoff of manufacturing employees;
•	Maintained its forecasted 2020 capital expenditures at a lower level range of $15 million to $20 million, as previously communicated in the second quarter.

These actions resulted in the Company having total liquidity of $280 million as of September 30, 2020, despite the negative impact of COVID-19 on our business. We believe this level of liquidity is sufficient to meet the Company’s needs for at least the next 12 months. The Company will continue to take actions such as those described above in order to preserve liquidity for the duration of this pandemic.

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

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended September 30, 2020 and 2019.

Net sales for the three months ended September 30, 2020 were $205.9 million, a decrease of $68.3 million, or 24.9%, compared with the three months ended September 30, 2019. The decrease was due to a reduction in volume of approximately 55 thousand ship tons, resulting in a decrease of $61.7 million of net sales and lower surcharges of $20.2 million. These decreases in net sales were slightly offset by a positive mix across all end markets resulting in an increase in net sales of $18.6 million. The primary driver in the decrease in volume was lower customer demand across all end markets. The decrease in surcharges was primarily due to a 18.0% decline in the average surcharge per ton due to lower market prices for scrap and alloys. We estimate the impact of the COVID-19 pandemic on our net sales was a reduction of approximately $70 million, as compared to our forecast prior to the onset of the pandemic. Excluding surcharges, net sales decreased $48.1 million, or 21.6%.

The charts below present net sales and shipments for the nine months ended September 30, 2020 and 2019.

Net sales for the nine months ended September 30, 2020 were $619.5 million, a decrease of $362.4 million, or 36.9%, compared with the nine months ended September 30, 2019. The decrease was due to a reduction in volume of approximately 242 thousand ship tons, resulting in a decrease of $264.2 million of net sales and lower surcharges of $117.6 million. These decreases in net sales were slightly offset by a positive mix across all end markets resulting in an increase in net sales of $30.3 million. The primary driver in the decrease in volume was lower customer demand across all end markets primarily as a result of the COVID-19 pandemic and weak energy market. The decrease in surcharges was primarily due to an approximate 30% decline in the average surcharge per ton due to lower market prices for scrap and alloys. We estimate the impact of the COVID-19 pandemic on our net sales during 2020 was a reduction of approximately $200 million, as compared to our forecast prior to the onset of the pandemic. Over half of this decrease was related to lower than forecasted volume in our mobile end-market sector, as production was halted by all major automotive manufacturers for various lengths of time during the second quarter. Excluding surcharges, net sales decreased $244.8 million, or 32.1%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended September 30, 2019 to September 30, 2020.

Gross profit for the three months ended September 30, 2020 increased $0.2 million, or 7.7%, compared with the three months ended September 30, 2019. The increase was driven primarily by favorable raw material spread, manufacturing costs, and price/mix, partially offset by lower volumes. Raw material spread was favorable due to higher scrap spread in the third quarter of 2020. Favorable manufacturing costs were primarily due to the Company’s significant cost reduction actions, slightly offset by the unfavorable impact of lower production levels on fixed cost leverage. Favorable price/mix was driven by favorable mix across all end markets and improved pricing. The primary driver in the decrease in volume was lower customer demand across all end markets as a result of the COVID-19 pandemic and a weak energy market.

The chart below presents the drivers of the gross profit variance from the nine months ended September 30, 2019 to September 30, 2020.

Gross profit for the nine months ended September 30, 2020 decreased $39.2 million, or 96.6%, compared with the nine months ended September 30, 2019. The decrease was driven primarily by lower volumes and additional inventory adjustments, partially offset by favorable manufacturing costs and raw material spread. The primary driver in the decrease in volume was lower customer demand across all end markets primarily as a result of the COVID-19 pandemic and a weak energy market. Additional inventory reserve adjustments relate primarily to a lower of cost or net realizable adjustment for inventory at our closed TMS facility. Favorable manufacturing costs in 2020 were primarily due to the Company’s significant cost reduction actions, including cost control efforts related to planned annual maintenance, slightly offset by the unfavorable impact of lower production levels on fixed cost leverage. Raw material spread was favorable due to higher scrap spread specifically during the third quarter of 2020.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2020 and 2019.

Selling, general and administrative (SG&A) expense for the three and nine months ended September 30, 2020 decreased by $3.5 million, or 16.4%, and $6.8 million, or 10.5%, respectively, compared with the same periods in 2019. The decreases are primarily due to lower wages and benefits expense which are a result of a reduction in employee headcount following the Company’s recent restructuring actions, as well as unpaid furloughs for salaried employees which began in the second quarter and ended in July 2020. Other COVID-19 related cost reduction actions and lower controllable spend also contributed to the decreases. These decreases are partially offset by increases in variable compensation.

Restructuring Charges

During 2019 and throughout 2020, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization, the closure of the TMS facility in Houston, Texas and other domestic and international actions to further improve the Company’s overall cost structure. Through these restructuring efforts, to date the Company has eliminated approximately 210 salaried positions and recognized restructuring charges of $10.2 million ($8.6 million in 2019 and $1.6 million in 2020), consisting of severance and employee-related benefits. Approximately 50 of these positions were eliminated in 2020. The Company expects to realize annual savings of approximately $25 million as a result of these actions. Refer to “Note 4 - Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $3.0 million, a decrease of $0.6 million, compared with the three months ended September 30, 2019. Interest expense for the nine months ended September 30, 2020 was $9.2 million, a decrease of $2.8 million, compared with the nine months ended September 30, 2019. The decrease in interest expense in both periods was primarily due to a reduction in outstanding borrowings as well as a lower interest rate environment. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other Expense (Income), net

	Three Months Ended September 30,
	2020	2019	$ Change
Pension and postretirement non-service benefit loss (income)	$(6.7)	$(5.1)	$(1.6)
(Gain) loss from remeasurement benefit plan	(4.1)	—	(4.1)
Foreign currency exchange (gain) loss	(0.1)	0.1	(0.2)
Miscellaneous expense (income)	0.3	(0.2)	0.5
Total other expense (income), net	$(10.6)	$(5.2)	$(5.4)

	Nine Months Ended September 30,
	2020	2019	$ Change
Pension and postretirement non-service benefit loss (income)	$(19.7)	$(12.4)	$(7.3)
Loss from remeasurement of benefit plans	3.5	4.4	(0.9)
Foreign currency exchange (gain) loss	0.3	—	0.3
Miscellaneous income (expense)	(0.1)	(0.1)	—
Total other expense (income), net	$(16.0)	$(8.1)	$(7.9)

Non-service benefit income is derived from the Company’s pension and other postretirement plans. The Company’s expected return on assets has exceeded the interest cost component, resulting in income for the three and nine months ended September 30, 2020 and 2019.

The TimkenSteel Corporation Retirement Plan (Salaried Plan) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2020, the cumulative cost of all lump sum payments was projected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2020, which resulted in a non-cash (gain) loss from remeasurement of ($4.1) million and $3.5 million for the three and nine months ended September 30, 2020, respectively. For more details on the remeasurement, refer to “Note 11 - Retirement and Postretirement Plans.”

Provision for Income Taxes

	Three Months Ended September 30,
	2020	2019	$ Change
Provision (benefit) for income taxes	$0.3	$(5.5)	$5.8
Effective tax rate	(2.2)%	24.4%	NM

	Nine Months Ended September 30,
	2020	2019	$ Change
Provision (benefit) for income taxes	$0.6	$(8.3)	$8.9
Effective tax rate	(1.2)%	24.6%	NM

The majority of the Company’s income tax expense is derived from foreign operations. The Company remains in a full valuation for the U.S. jurisdiction for the three and nine months ended September 30, 2020 and 2019.

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

(dollars in millions, tons in thousands)
	Three Months Ended September 30, 2020
	Mobile	Industrial	Energy	Other	Total
Tons	90.3	59.3	4.7	—	154.3

Net Sales	$103.1	$90.7	$7.0	$5.1	$205.9
Less: Surcharges	17.0	13.0	1.1	—	31.1
Base Sales	$86.1	$77.7	$5.9	$5.1	$174.8

Net Sales / Ton	$1,142	$1,530	$1,489	$—	$1,334
Surcharges / Ton	$189	$220	$234	$—	$201
Base Sales / Ton	$953	$1,310	$1,255	$—	$1,133

	Three Months Ended September 30, 2019
	Mobile	Industrial	Energy	Other	Total
Tons	93.0	87.1	17.7	11.8	209.6

Net Sales	$110.2	$116.9	$32.6	$14.5	$274.2
Less: Surcharges	20.5	22.3	5.7	2.8	51.3
Base Sales	$89.7	$94.6	$26.9	$11.7	$222.9

Net Sales / Ton	$1,185	$1,342	$1,842	$1,229	$1,308
Surcharges / Ton	$220	$256	$322	$237	$245
Base Sales / Ton	$965	$1,086	$1,520	$992	$1,063

	Nine Months Ended September 30, 2020
	Mobile	Industrial	Energy	Other	Total
Tons	211.8	203.7	32.2	28.7	476.4

Net Sales	$236.9	$302.0	$46.8	$33.8	$619.5
Less: Surcharges	40.3	46.4	7.5	7.1	101.3
Base Sales	$196.6	$255.6	$39.3	$26.7	$518.2

Net Sales / Ton	$1,119	$1,483	$1,453	$1,178	$1,300
Surcharges / Ton	$191	$228	$233	$248	$212
Base Sales / Ton	$928	$1,255	$1,220	$930	$1,088

	Nine Months Ended September 30, 2019
	Mobile	Industrial	Energy	Other	Total
Tons	316.1	276.0	80.1	46.4	718.6

Net Sales	$389.7	$388.2	$147.5	$56.5	$981.9
Less: Surcharges	90.1	84.8	30.2	13.8	218.9
Base Sales	$299.6	$303.4	$117.3	$42.7	$763.0

Net Sales / Ton	$1,233	$1,407	$1,841	$1,218	$1,366
Surcharges / Ton	$285	$308	$377	$298	$304
Base Sales / Ton	$948	$1,099	$1,464	$920	$1,062

LIQUIDITY AND CAPITAL RESOURCES

Convertible Notes

In May 2016, the Company issued $75.0 million aggregate principal amount of Convertible Notes, plus an additional $11.3 million principal amount to cover over-allotments. The Convertible Notes bear cash interest at a rate of 6.0% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2016. The net proceeds received from the offering were $83.2 million, after deducting the initial underwriters’ discount and fees and paying the offering expenses. The Convertible Notes will mature on June 1, 2021, unless earlier repurchased or converted, and accordingly are classified as a current liability in the Consolidated Balance Sheet as of September 30, 2020. We expect to have adequate liquidity to retire the Convertible Notes using a combination of cash and borrowing capacity on the Amended Credit Agreement, and/or the ability to refinance prior to or at maturity.

Amended Credit Agreement

On October 15, 2019, the Company, entered into a Third Amended and Restated Credit Agreement (the Amended Credit Agreement), with JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018.

The Amended Credit Agreement increased capacity to $400 million compared to $300 million in the previous facility and extended the maturity date to October 15, 2024. Furthermore, the Amended Credit Agreement provided for an enhanced asset base with reappraised fixed assets and investment grade foreign accounts receivable collateral in the borrowing base, improved interest rate spread pricing by 50 basis points, and reduced the unused commitment fee to a fixed 25 basis points from the previous 37.5 to 50 basis point range.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$74.8	$27.1

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(171.0)	(103.0)
Availability	229.0	297.0
Amount borrowed	(20.0)	(90.0)
Letter of credit obligations	(3.8)	(3.8)
Availability not borrowed	$205.2	$203.2

Total liquidity	$280.0	$230.3

(1) As of September 30, 2020, and December 31, 2019, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our credit agreement. As of September 30, 2020, taking into account our view of automotive, industrial, and energy market demands for our products, and our 2020 operating and long-range plan, we believe that our cash balance as of September 30, 2020, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months.

The full extent to which the COVID-19 pandemic will impact our operations and financial results is uncertain and ultimately will depend on, among many other factors, the duration of the pandemic, further Federal and State government actions and the speed of economic recovery. While the negative impact on the remainder of the year and beyond remains unknown, at a minimum, we expect customer demand in the COVID-19 environment will continue to be lower in the fourth quarter of 2020 in comparison to the prior year fourth quarter. To the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, and cash on hand or credit availability is insufficient, we would seek additional financing to provide additional liquidity. We regularly evaluate our potential access to the equity and debt capital markets as sources of liquidity and we believe additional financing would likely be available if necessary, although we can make no assurance as to the form or terms of any such financing. We would also consider additional cost reductions and restructuring, changes in working capital management and further reductions of capital expenditures. Regardless, we will continue to evaluate additional financing or may seek to refinance outstanding borrowings under the Amended Credit Agreement to provide us with additional flexibility and liquidity. Any additional financing beyond that incurred to refinance existing debt would increase our overall debt and could increase interest expense.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits and additional liquidity, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act did not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company has taken advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the Act. Through September 30, 2020, the Company deferred approximately $4.3 million of payroll taxes as permitted by the CARES Act. Payroll tax deferrals in the fourth quarter of 2020 are expected to total $2 million to $3 million, all of which will be paid in two equal installments at December 31, 2021 and December 31, 2022. The Company is currently evaluating the potential benefit related to the Employee Retention Credit and intends to file for this credit in the fourth quarter of 2020.

For additional details regarding the Amended Credit Agreement and the Convertible Notes, please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2020 and 2019. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Nine Months Ended September 30,
	2020	2019
Net cash provided (used) by operating activities	$121.0	$24.3
Net cash provided (used) by investing activities	(3.0)	(21.7)
Net cash provided (used) by financing activities	(70.3)	(5.8)
Increase (Decrease) in Cash and Cash Equivalents	$47.7	$(3.2)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $121.0 million compared to net cash provided of $24.3 million for the nine months ended September 30, 2019. The increase in cash provided by operating activities of $96.7 million was primarily due to management actions to improve working capital as well as the impact of lower customer demand and production levels as compared to the same period in the prior year. Refer to the unaudited Consolidated Statements of Cash Flows for additional information.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2020 was $3.0 million, as compared to net cash used of $21.7 million for the nine months ended September 30, 2019. Cash used by investing activities in the first nine months of 2020 decreased as compared to the same period in 2019 primarily due to lower capital expenditures and proceeds from sales of property, plant and equipment.

The Company expects its capital expenditures in 2020 to be within its previously stated range of $15 million to $20 million (of which approximately $6 million relates to growth initiatives and continuous improvement). The Company has no material capital expenditure plans or commitments beyond 2020 at this time.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2020 was $70.3 million compared to net cash used by financing activities of $5.8 million for the nine months ended September 30, 2019, primarily due to higher repayments on credit agreements in 2020 as compared to the same period in 2019.

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

•	the potential impact of the COVID-19 pandemic on our operations and financial results, including cash flows and liquidity;
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

•	the overall impact of the pension and postretirement mark-to-market accounting; and
•	those items identified under the caption Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and as updated herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2020, we have $102.2 million of aggregate debt outstanding, of which $20 million consists of debt with variable interest rates. Based on the amount of outstanding debt with variable-rate interest, a 1% rise in interest rates would result in an increase in interest expense of $0.2 million annually.

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

Canton, Ohio U.S. Environmental Protection Agency Notice of Violation

The U.S. Environmental Protection Agency (EPA) issued two related Notices of Violation (NOV) to TimkenSteel on August 5, 2014 and November 2, 2015, respectively. Those matters were settled pursuant to a Consent Agreement and Final Order (CAFO) effective on August 17, 2020 and an Administrative Consent Order (ACO) effective on August 13, 2020. Pursuant to the CAFO, the company paid a civil penalty of $0.35 million on or about August 20, 2020, and under the ACO the company committed to make approximately $1.0 million in clean-air related capital improvements, principally at the Harrison manufacturing facility, within one year from the effective date of the ACO.

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

The COVID-19 pandemic has had a negative impact on our 2020 results of operations. Although it is not possible to predict the ultimate impact of COVID-19, including on our business, results of operations, financial position or cash flows, such impacts that may be material include, but are not limited to: (i) reduced sales and profit levels; (ii) slower collection of accounts receivable and potential increases in uncollectible accounts receivable; (iii) increased operational risks as a result of manufacturing facility disruptions; (iv) delays and disruptions in the availability of and timely delivery of materials and components used in our operations, as well as increased costs for such material and components, and (v) increased cybersecurity risks including vulnerability to security breaches, information technology disruptions and other similar events as a result of a substantial number of employees utilizing remote work arrangements. We will continue to closely monitor the impact of the COVID-19 pandemic on our Company.

The effects of the COVID-19 pandemic also may impact other risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This impact could be to cause previously disclosed risks to occur or to increase the severity of the negative affect inherent in those other risk factors.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Performance-Based Restricted Share Unit Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	October 29, 2020	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)