Form 10-K
period 2020-12-31
TimkenSteel Corp
filed 2021-02-25
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial reporting accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was $160,935,221 based on the closing sale price as reported on the New York Stock Exchange for that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2021
Common Shares, without par value	45,175,486

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2021 Annual Meeting of Shareholders	Part III

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

We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-added solutions such as precision steel components, and billets. In addition, we supply machining and thermal treatment services, and we manage raw material recycling programs, which are also used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; power generation; and oil country tubular goods (OCTG).

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

The SBQ bar, tube, and billet production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison and Gambrinus facilities. Our value-added solutions production processes take place at two downstream manufacturing facilities: Tryon Peak (Columbus, North Carolina) and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.

During the first quarter of 2020, management completed its previously announced plan to close the Company’s TimkenSteel Material Services facility in Houston, Texas. See “Note 6 - Disposition of Non-Core Assets” in the Notes to the Consolidated Financial Statements for additional information on the closure of this facility.

On February 16, 2021, management announced a plan to indefinitely idle our Harrison melt and cast assets, late in the first quarter of 2021. Going forward, all of the Company’s melting and casting activities will take place at the Faircrest location. We are working collaboratively with employees, suppliers and a number of customers to ensure a well-organized and efficient transition. Our rolling and finishing operations at Harrison will not be impacted by these actions. See “Note 20 – Subsequent Events” in the Notes to the Consolidated Financial Statements for additional information.

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

The TimkenSteel business model delivers these tailored solutions based on the following foundation:

•	Experienced management and technical team.
•	Close and trusted working relationship with customers across diverse end-markets.

•	Leadership position in niche markets with differentiated products.
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

SBQ Steel Bar, Seamless Mechanical Steel Tubes, and Billets. Our focus is on alloy steel, although in total we manufacture more than 400 grades of high-performance carbon, micro-alloy and alloy steel, sold as ingots, bars, tubes and billets. These products are custom-made in a variety of chemistries, lengths and finishes. Our metallurgical expertise and what we believe to be unique operational capabilities drive high-value solutions for industrial, energy and mobile customers. Our specialty steels are featured in a wide variety of end products including: gears; hubs; axles; crankshafts and connecting rods; oil country drill pipe; bits and collars; bearing races and rolling elements; bushings; fuel injectors; wind energy shafts; anti-friction bearings; and other demanding applications where mechanical power transmission is critical to the end customer.

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

Sales and Distribution

Our sales force is made up largely of engineers that are backed by a team of metallurgists and other technical experts. While most of our products are sold directly to original equipment (OE) manufacturers, a portion of our sales are made through authorized distributors and steel service centers, representing approximately 17% of net sales during 2020. The majority of our customers are served through individually negotiated price agreements.

Competition

The steel industry, both domestically and globally, is highly competitive and is expected to remain so. Maintaining high standards of product quality and reliability, while keeping production costs competitive, is essential to our ability to compete with domestic and foreign manufacturers of alloy steel and mechanical components. For bar products less than 6-inch in diameter, principal competitors include foreign-owned domestic producers Gerdau Special Steel North America (a unit of Brazilian steelmaker Gerdau, S.A) and Republic Steel (a unit of Mexican steel producer ICH). For bar products up to 9-inch in diameter, domestic producers Steel Dynamics, Inc. and Nucor Corporation (in some cases up to 10-inch) are our principal competitors. For very large bars from 10 to 16 inches in diameter, offshore producers as well as specialty forging companies in North America such as Scot Forge are the primary competitors. For seamless mechanical tubing, offshore producers such as Tenaris, S.A., Vallourec, S.A. and TMK Group are our primary competitors as well as the foreign-owned domestic producer ArcelorMittal Tubular Products (a unit of Luxembourg-based ArcelorMittal, S.A.). We also provide unique value-added steel products and supply chain solutions to our customers in the mobile, industrial and energy sectors. Competitors within the value-added market sector include both integrated and non-integrated component producers.

Lead Time

The lead time for our products varies based on the product type and specifications. As of the date of this filing, lead times for SBQ bars are averaging approximately 9 to 10 weeks and lead times for tubes are averaging approximately 13 weeks.

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

Our research and development expense for the years ended December 31, 2020, 2019 and 2018 were $1.8 million, $4.1 million and $8.1 million, respectively.

Environmental Matters and Governmental Regulations

We consider compliance with environmental regulations and environmental sustainability a key strategic focus area and integral to our responsibility as a good corporate citizen. All our domestic steel making and processing operations, and our water treatment plant, have obtained and maintain ISO 14001 certification.

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

From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. As of December 31, 2020 and 2019, we recorded reserves for such environmental matters of $0.2 million and $1.2 million, respectively. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes the ultimate disposition of these matters should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Legal Proceedings

Information required by this section is incorporated herein by reference to “Item 3. Legal Proceedings”.

Patents, Trademarks and Licenses

While we own a number of U.S. and foreign patents, trademarks, licenses and copyrights, none are material to our products and production processes.

Human Capital

Employment

At December 31, 2020, we had approximately 2,000 employees, with about 62% of our employees covered under a collective bargaining agreement that expires in September 2021.

Health and safety

At TimkenSteel, operating safely and responsibly is our top priority. We have rigorous safety policies and practices in place to ensure that our workspaces provide a secure environment for our employees. We help ensure these policies are followed through education, training, evaluation and enforcement. To help emphasize that safety is of the upmost importance, a safety modifier is included in our annual incentive compensation plan for salaried employees. The safety modifier has the effect of increasing the overall incentive payout by five percent if the target safety metrics are achieved and decreasing the overall incentive payout by five percent if the target safety metric are not achieved. As of December 31, 2020, our OSHA recordable incident rate was 1.70 and our lost time incident rate was 0.34. Both rates came in below their respective targets for the year ended December 31, 2020.

Diversity and inclusion

Our commitment to diverse perspectives fuels our success and has enabled us to deliver innovate solutions throughout the life our business. We recognize that a diverse workforce and inclusive, engaging culture is key to our continued business success. Within our organization, we maintain employee resource groups which further promote diversity and inclusion. TimkenSteel is also proudly involved in several organizations that promote and foster diversity and inclusion in our community and industry.

Compensation and total rewards

We provide competitive compensation programs to help meet the needs of our employees. Our programs are designed to support the profitable growth of our business; attract, reward, and retain the talent we need to succeed; support the health and overall well-being of our employees; and reinforce a performance-based culture.

In addition to base compensation, we offer quarterly and annual incentive compensation, stock awards, and participation in various retirement plans. Furthermore, our Company also provides employer-sponsored health and wellness benefits to our employees.

Employee retention

We seek to retain the best people by providing them with opportunities to grow, build skills and be appreciated for their contributions as they work to serve our customers. Our employees are critical to our success and are the reason we continue to execute at a high level. We believe our continued focus on making employee engagement a top priority will help us provide high quality products to our customers.

We diligently track our employee retention and management continuously evaluates our employees’ retention risk. Additionally, our Company has an established voluntary turnover metric, which was not exceeded during the year ended December 31, 2020.

Employee training and development

We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our business strategy. We have designed curated training programs for employees at all levels in our SAP SuccessFactors learning software. For new managers, we have developed a rigorous training program to provide them with the resources needed to cultivate their skillset and aid them in becoming effective leaders in our business. TimkenSteel encourages our employees to constantly learn and grow and has aligned our performance management system to support this focus on continuous learning and development.

COVID-19 pandemic

At the onset of the COVID-19 pandemic, TimkenSteel was considered an "essential business" and therefore, the Company has been fully operational and serving its customers while strictly following all public health directives to ensure the safety of its employees.

Our cross-functional pandemic response team meets weekly to oversee and coordinate the Company’s overall response. The Company is committed to frequent communications with our employees and their families as well as customers, suppliers and other key stakeholders of TimkenSteel.

We have taken several necessary actions to keep our workforce safe. Employees who can work from home are doing so, and employees onsite are strictly following safe workplace practices including guidelines established by federal, state and local authorities for the areas in which we operate. We have added enhanced cleaning procedures in all plants and offices using the best practices provided by the Centers for Disease Control and Prevention (CDC). It is strongly encouraged that employees be vigilant with their personal hygiene and workplace hygiene and we regularly communicate the requirement for wearing of masks and that no one should come to work sick. To help reinforce these safety measures, we work closely with the United Steelworkers (USW). The Company also utilizes its onsite medical clinic - operated by a local health system - to provide additional support to its employees during the crisis. Since March 2020, TimkenSteel has performed hundreds of audits in its plants to ensure its employees remain diligent in these efforts.

As a result of the pandemic, the Company has implemented demand-driven layoffs, unpaid furloughs and temporary compensation reductions to both its employees and board of directors for a portion of 2020. In order to mitigate some of these actions, the Company extended health insurance to furloughed employees for a certain period. Further, the Company offered paid sick leave for certain periods and encouraged the use of our existing employee assistance programs to address wellness and mental health concerns.

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

Our results of operations may be materially affected by conditions in the global economy generally and in global capital markets. There has been volatility in the capital markets and in the end-markets and geographic regions in which we or our customers operate, which has negatively affected our revenues. Many of the markets in which our customers participate are also cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and government actions, and many of these factors are beyond our control.

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

We are dependent on our key customers.

As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2020, sales to our 10 largest customers accounted for approximately 44% of our net sales. Additionally, customers continue to demand stronger and lighter products, among other adaptations to traditional products. We may not be successful in meeting these technological challenges and there may be increased liability exposure connected with the supply of additional products and services.

Any change in the operation of our raw material surcharge mechanisms, a raw material market index or the availability or cost of raw materials could materially affect our revenues, earnings, and cash flows.

We require substantial amounts of raw materials, including scrap metal and alloys, to operate our business. Many of our customer agreements contain surcharge pricing provisions that are designed to enable us to recover raw material cost increases. The surcharges are generally tied to a market index for that specific raw material. Historically, many raw material market indices have reflected significant fluctuations. Any change in a raw material market index could materially affect our revenues. Any change in the relationship between the market indices and our underlying costs could materially affect our earnings.

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

Our operating results depend in part on continued successful research, development and marketing of products and services.

The success of products and services depends on their initial and continued acceptance by our customers. Our business is affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. We may experience difficulties or delays in the research, development, production, or marketing of products and services that may prevent us from recouping or realizing a return on the investments required to bring products and services to market.

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

A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2020, approximately 62% of our employees were covered under a collective bargaining agreement that expires in September 2021. Any failure to negotiate and conclude a new collective bargaining agreement with the union when the existing agreement expires could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant pension and retiree health care costs, as well as future cash contribution requirements, which may negatively affect our results of operations and cash flows.

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

As of December 31, 2020, we have loss carryforwards totaling $406.8 million (of which $348.3 million relates to the U.S. and $58.5 million relates to various non-U.S. jurisdictions), having various expiration dates, as well as certain credit carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for entities treated as branches of TimkenSteel under U.S. tax law. Operating losses generated in the U.S. resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point of a net U.S. deferred tax asset at December 31, 2016. At that time, we assessed, based upon operating performance in the U.S. and industry conditions that it was more likely than not we would not realize a portion of our U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and remained in a valuation allowance position in 2020. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in our effective tax rate. We will maintain a valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them. Our ability to utilize our net operating loss, interest, and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss, interest, and credit carryforwards under federal and state laws upon a change in ownership. Refer to “Note 8 - Income Tax Provision” in the Notes to the Consolidated Financial Statements for more information.

Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the Code), provide an annual limitation on our ability to utilize our U.S. net operating loss and credit carryforwards against future U.S. taxable income in the event of a change in ownership, as defined in the Code, which could result from one or more transactions involving our shares, including transactions that are outside of our control, as well as the issuance of shares upon conversion of our 6.00% Convertible Senior Notes due 2021 (Convertible Senior Notes due 2021) or our 6.00% Convertible Senior Notes due 2025 (Convertible Senior Notes due 2025, and together with the Convertible Senior Notes due 2021, the Convertible Notes). Accordingly, such transactions could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, net income and cash flow. Refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for more information.

Risks related to our debt

Deterioration in our asset borrowing base could adversely affect our financial health and restrict our ability to borrow necessary cash to support the needs of our business and fulfill our pension obligations.

As of December 31, 2020, we had outstanding debt of approximately $78.2 million. Our debt may:

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

Restrictive covenants in the agreements governing our indebtedness may restrict our ability to operate our business, which may affect the market price of our common shares.

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

Under the tax sharing agreement with The Timken Company, we are responsible generally for all taxes paid after the spinoff attributable to us or any of our subsidiaries, whether accruing before, on or after the spinoff. We also have agreed to be responsible for, and to indemnify The Timken Company with respect to, all taxes arising as a result of the spinoff (or certain internal restructuring transactions) failing to qualify as transactions under Sections 368(a) and 355 of the Code for U.S. federal income tax purposes (which could result, for example, from a merger or other transaction involving an acquisition of our shares) to the extent such tax liability arises as a result of any breach of any representation, warranty, covenant or other obligation by us or certain affiliates made in connection with the issuance of the tax opinion relating to the spinoff or in the tax sharing agreement. As described above, such tax liability would be calculated as though The Timken Company (or its affiliate) had sold its common shares of our Company in a taxable sale for their fair market value, and The Timken Company (or its affiliate) would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares. That tax liability could have a material adverse effect on our Company. As of December 31, 2020, there are no known or recorded liabilities associated with the spinoff.

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

General risk factors

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

We may not be able to execute successfully on our business strategies or achieve the intended results.

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

Our most recent evaluation resulted in our conclusion that, as of December 31, 2020, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Canton, Ohio, at a facility we own in fee. We have facilities in three countries: U.S., China and Mexico.

We have manufacturing facilities at multiple locations in the U.S. These manufacturing facilities are located in Canton and Eaton, Ohio and Columbus, North Carolina. In addition to these manufacturing facilities, we own or lease warehouses and distribution facilities in the U.S., Mexico and China. The aggregate floor area of these facilities is 3.6 million square feet, of which approximately 70,000 square feet is leased and the rest is owned in fee. The buildings occupied by us are principally made of brick, steel, reinforced concrete and concrete block construction.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of our Company as of February 25, 2021, are as follows:

Name	Age	Current Position
Michael S. Williams	60	Chief Executive Officer and President
Kristopher R. Westbrooks	42	Executive Vice President and Chief Financial Officer
Kristine C. Syrvalin	52	Executive Vice President, General Counsel and Secretary
Thomas D. Moline	58	Executive Vice President, Commercial Operations
William P. Bryan	61	Executive Vice President, Manufacturing, Supply Chain and Information Technology

Michael S. Williams is the President and Chief Executive Officer of TimkenSteel Corporation, a position he has held since January 2021. Previously, Mr. Williams served as CEO of Bayou Steel Group, a U.S. producer of structural steel and merchant bar, from May 2019 to September 2019, and as President of Outokumpu Americas for Outokumpu Oyj, a global leader in the stainless steel industry, from 2015 to 2019. Before that, Mr. Williams held a number of leadership roles at US Steel Corporation, a Fortune 250 company and leading integrated steel producer, from 2006 to 2015, including Senior Vice President, North American Flat Rolled and, most recently, Senior Vice President, Strategic Planning and Business Development. Earlier in his career, Mr. Williams served as Vice President of Commercial Products at Special Metals Corporation (a leader in the invention, production and supply of high-nickel alloys) and, prior to that, as Chairman and Chief Executive Officer of Ormet Corporation (a manufacturer of foil, sheet, billet and other aluminum products). Mr. Williams earned his bachelor’s of science degree in information science from the University of Pittsburgh.

Kristopher R. Westbrooks is Executive Vice President and Chief Financial Officer, a position he has held since September 2018. Previously, Mr. Westbrooks served from April 2015 until August 2018 as Vice President, Corporate Controller and Chief Accounting Officer at A. Schulman, Inc., a global supplier of high-performance plastic compounds, composites and powders. From 2011 until his appointment as Chief Accounting Officer in 2015, Mr. Westbrooks held various finance roles of increasing responsibility at A. Schulman, Inc. He earned his bachelor’s of science degree in business and master’s degree in accountancy from Miami University of Ohio and is a certified public accountant.

Kristine C. Syrvalin is Executive Vice President, General Counsel and Secretary of TimkenSteel Corporation, a position she has held since January 2021. Prior to assuming her current role, she had served as Assistant General Counsel and Vice President - Ethics and Compliance for TimkenSteel since October 2014. Previously, Ms. Syrvalin served as Vice President, Assistant General Counsel and Corporate Secretary for OMNOVA Solutions Inc., a global manufacturer of emulsion polymers, specialty chemicals, and functional and decorative surfaces, from September 2001 until October 2014. She earned her bachelor’s degree from Miami University of Ohio and her juris doctor degree from Case Western Reserve University School of Law.

Thomas D. Moline is Executive Vice President of Commercial Operations, a position he has held since July 2017. Prior to assuming his current role, Mr. Moline served as Executive Vice President of Manufacturing, where he led steel plant operations. Since joining The Timken Company in 1984, Mr. Moline held a variety of leadership positions, including as an engineer on the team that built the Faircrest facility. He earned his bachelor’s degree in manufacturing engineering from Miami University of Ohio.

William P. Bryan is Executive Vice President of Manufacturing, Supply Chain and Information Technology, a position he has held since assuming responsibility for manufacturing operations in addition to his then existing role as Executive Vice President, Supply Chain and Information Technology in 2017. Since joining The Timken Company in 1977, Mr. Bryan served in various positions related to supply chain, economics and information technology in both the U.S. and Europe. He holds bachelor's and master's degrees in business administration from Kent State University. Mr. Bryan also completed the Executive Development for Global Excellence (EDGE) program at the University of Virginia's Darden School of Business.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share:

Our common shares are traded on the New York Stock Exchange (NYSE) under the symbol “TMST.” The estimated number of record holders of our common shares at December 31, 2020 was 3,421.

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

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table sets forth certain information as of December 31, 2020, regarding equity compensation plans maintained by us on that date, the TimkenSteel Corporation Amended and Restated 2014 Equity and Incentive Compensation Plan (“2014 Plan”) and the TimkenSteel Corporation 2020 Equity and Incentive Compensation Plan (the “2020 Plan” and, together with the 2014 Plan, the “Equity Plans”):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans reflected in column (a) (3)
Equity compensation plans approved by security holders(4)	4,571,736	$18.61	2,160,931
Equity compensation plans not approved by security holders	—	—	—
Total	4,571,736	$18.61	2,160,931

(1) The amount shown in column (a) includes the following: nonqualified stock options - 2,931,065; deferred shares – 369,340; performance-based restricted stock units – 258,447; and time-based restricted stock units – 1,012,884 (which includes 684,407 cliff-vested restricted stock units).

(2)  The weighted average exercise price in column (b) includes nonqualified stock options only.

(3)  The amount shown in column (c) represents common shares remaining available under the 2020 Plan, under which the Compensation Committee is authorized to make awards of option rights, appreciation rights, restricted shares, restricted stock units, deferred shares, performance shares, performance units and cash incentive awards. Awards may be credited with dividend equivalents payable in the form of common shares. No additional awards may be under the 2014 Plan.

(4) The Company also maintains the Director Deferred Compensation Plan pursuant to which non-employee Directors may defer receipt of common shares authorized for issuance under the Equity Plan. The table does not include separate information about this plan because it merely provides for the deferral, rather than the issuance, of common shares.

Performance Graph:

The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s (S&P) MidCap 400 Index and S&P Steel Group Index, assuming $100 was invested and that cash dividends were reinvested for the period from July 1, 2014 through December 31, 2020.

COMPARISON OF CUMULATIVE TOTAL RETURN

$160
$140
$120
$100
$80
$60
$40
$20
$-
JULY 1, 2014
DECEMBER 31, 2014
DECEMBER 31, 2015
DECEMBER 30, 2016
DECEMBER 29, 2017
DECEMBER 31, 2018
DECEMBER 31, 2019
DECEMBER 31, 2020
TMST
S&P 400 Mid Cap
S&P 500 Steel

Date	TimkenSteel Corporation	S&P MidCap 400 Index	S&P 500 Steel Index
July 1, 2014	$100.00	$100.00	$100.00
December 31, 2014	$96.71	$102.11	$95.49
December 31, 2015	$22.29	$99.89	$80.49
December 31, 2016	$41.18	$120.61	$122.43
December 31, 2017	$37.59	$131.51	$135.49
December 31, 2018	$21.63	$115.08	$127.04
December 31, 2019	$19.95	$142.75	$107.22
December 31, 2020	$11.85	$159.61	$101.33

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars and shares in millions, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Net sales	$830.7	$1,208.8	$1,610.6	$1,329.2	$869.5
Net (loss) income	(61.9)	(110.0)	(10.0)	(31.3)	(105.5)
Earnings (loss) per share(1):
Basic	$(1.38)	$(2.46)	$(0.22)	$(0.70)	$(2.39)
Diluted	$(1.38)	$(2.46)	$(0.22)	$(0.70)	$(2.39)
Cash dividends declared per share	$—	$—	$—	$—	$—
Weighted average shares outstanding, diluted	45.0	44.8	44.6	44.4	44.2
Balance Sheet Data:
Total assets	$994.0	$1,085.2	$1,275.3	$1,212.6	$1,069.9
Long-term debt	39.3	168.6	189.1	165.3	136.6
Total shareholders’ equity	507.5	563.1	612.9	616.7	597.4
Other Data:
Book value per share(2)	$11.28	$12.57	$13.74	$13.89	$13.52

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except per share data)

Business Overview

We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. Our portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-added solutions such as precision steel components, and billets. In addition, we supply machining and thermal treatment services and manage raw material recycling programs, which are also used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; power generation; and OCTG.

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

The SBQ bar, tube, and billet production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our value-added solutions production processes take place at two downstream manufacturing facilities: Tryon Peak (Columbus, North Carolina) and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.

During the first quarter of 2020, management completed its previously announced plan to close the Company’s TimkenSteel Material Services facility in Houston, Texas. See “Note 6 - Disposition of Non-Core Assets” in the Notes to the Consolidated Financial Statements for additional information.

On February 16, 2021, management announced a plan to indefinitely idle our Harrison melt and cast assets, late in the first quarter of 2021. Going forward, all of the Company’s melting and casting activities will take place at the Faircrest location. We are working collaboratively with employees, suppliers and a number of customers to ensure a well-organized and efficient transition. Our rolling and finishing operations at Harrison will not be impacted by these actions. Estimated annual cash savings from the idling of Harrison’s melt and cast assets are $15 million to $20 million. See “Note 20 – Subsequent Events” in the Notes to the Consolidated Financial Statements for additional information.

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

Markets We Serve

We sell products and services that are used in a diverse range of demanding applications around the world. No one customer accounted for 10% or more of net sales in 2020.

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

Impact of COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on our Company, employees, customers and supply chain. The full extent to which the COVID-19 pandemic will impact our operations and financial results is uncertain and ultimately will depend on, among many other factors, the duration of the pandemic, further Federal and State government actions and the speed of economic recovery. We estimate the primary impact of COVID-19 on the Company was lost sales of approximately $265 million for the year ended December 31, 2020, as compared to expectations established prior to the onset of the pandemic.

In response to the significant reduction in customer demand resulting from the COVID-19 crisis, the Company has taken additional actions to further reduce operating expenses, conserve cash and maximize liquidity. The following actions began in the second quarter of 2020:

•	Reduced interim CEO and senior executives’ base salaries by 20 percent and other executives’ base salaries by 10 percent, began on May 1, 2020 and ended on December 1, 2020;

•

Reduced cash retainer for its board of directors by 20 percent beginning with the second-quarter 2020, and reduced the value of the board’s annual equity grant by 20 percent, this was reinstated to its full amount going forward on December 1, 2020;

•	Suspended the Company’s 401(k) plan matching contributions for salaried employees, effective June 1 and will be reinstated as of March 1, 2021;
•

Implemented unpaid rolling furloughs for approximately 90 percent of salaried employees, with an average 5 weeks of unpaid furloughs per employee, beginning in early April 2020 and ending in late July 2020;

•	Deferred Social Security payroll tax remittance as permitted by the CARES Act;
•	Continued to maintain flexible production schedules at all plants to align operations with customer demand, resulting in the temporary layoff of manufacturing employees; and
•	Reduced 2020 capital expenditures to $16.9 million which was below planned spending of approximately $30 million at the beginning of 2020.

Since implementation in the second quarter of 2020, the Company’s COVID-19 related actions saved approximately $15 million in cash and reduced administrative expenses by approximately $8 million in total.

Despite the negative impact of COVID-19 on our business, total liquidity was $314.1 million as of December 31, 2020, as a result of the above COVID-19 related actions as well as other working capital management efficiency improvement activities. We believe this level of liquidity is sufficient to meet the Company’s needs for at least the next 12 months. The Company will continue to take actions such as those described above in order to preserve liquidity for the duration of this pandemic.

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

Results of Operations

Net Sales

The charts below present net sales and shipments for the years ended December 31, 2020, 2019 and 2018.

Net Sales
$1,800
$1,500
$1,200
$900
$600
$300
$0
$ in Millions
830.7
1,208.8
1,610.6
2020
2019
2018

Shipments (tons)
Tons in thousands
1,400
1,200
1,000
800
600
400
200
0
640.4
898.3
1,199.4
2020
2019
2018

Net sales for the year ended December 31, 2020 were $830.7 million, a decrease of $378.1 million, or 31.3%, compared to the year ended December 31, 2019. The decrease was due to a reduction in volume of approximately 258 thousand ship tons, resulting in a decrease of $286.4 million of net sales and lower surcharges of $117.5 million. These decreases in net sales were partially offset by a positive mix primarily due to the industrial end-market resulting in an increase in net sales of $42.7 million. The primary driver in the decrease in volume was lower customer demand across all end-markets primarily as a result of the COVID-19 pandemic and a weak energy market. The decrease in surcharges was primarily due to an approximate 25% decline in average surcharge per ton due to lower market prices for scrap and alloys. We estimate the impact of the COVID-19 pandemic on our net sales during 2020 was a reduction of approximately $265 million, as compared to our forecast prior to the onset of the pandemic. Approximately half of this decrease was related to lower than forecasted volume in our mobile end-market sector, as production was halted by all major automotive manufacturers for various lengths of time during the second quarter. Excluding surcharges, net sales decreased $260.6 million, or 27.3%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the year ended December 31, 2019 to December 31, 2020.

Gross profit for the year ended December 31, 2020 decreased $7 million, or 31.0%, compared with the year ended December 31, 2019. The decrease was driven primarily by lower volumes, partially offset by favorable manufacturing costs, raw material spread, and inventory adjustments. The primary driver in the decrease in volume was lower customer demand across all end-markets primarily as a result of the COVID-19 pandemic and a weak energy market. Favorable manufacturing costs in 2020 were primarily due to the Company’s significant cost reduction actions and lower annual shutdown maintenance, slightly offset by the unfavorable impact of lower production levels on fixed cost leverage. Raw material spread was favorable due to higher scrap spread specifically during the second half of the year.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (SG&A) expense for the years ended December 31, 2020, 2019 and 2018.

SG&A Expense
For The Year Ended December 31,
$120
$100
$80
$60
$40
$20
$0
$ in Millions
$76.7
$91.8
$98.2
2020
2019
2018

SG&A expense for the year ended December 31, 2020 decreased by $15.1 million, or 16.4%, compared with the year ended December 31, 2019. The decrease in 2020 is primarily due to lower wages and benefits expense which are a result of a reduction in employee headcount following the Company’s recent restructuring actions, as well as unpaid rolling furloughs for salaried employees during the second and third quarters. Additional reductions in SG&A are due to other COVID-19 related cost reduction actions, lower controllable spend as well as lower bad debt expense. The decrease is partially offset by an increase in variable compensation.

Restructuring Charges

During 2019 and throughout 2020, TimkenSteel made organizational changes to streamline its organizational structure to drive enhanced profitability and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization, the closure of the TMS facility in Houston, Texas and other domestic and international actions to further improve the Company’s overall cost structure. Through these restructuring efforts, to date the Company has eliminated approximately 215 salaried positions and recognized restructuring charges of $11.7 million ($3.1 million in 2020 and $8.6 million in 2019), consisting of severance and employee-related benefits. Approximately 55 of these positions were eliminated in 2020. The Company expects to realize annual savings of approximately $27 million as a result of these actions. Refer to “Note 5 - Restructuring Charges” in the Notes to the Consolidated Financial Statements for additional information.

Interest Expense

Interest expense for the year ended December 31, 2020 was $12.2 million, a decrease of $3.5 million, compared with the year ended December 31, 2019. The decrease in interest expense was primarily due to a reduction in outstanding borrowings under the credit facility and a lower interest rate environment. Refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Year Ended December 31,
	2020	2019	$ Change
Pension and postretirement non-service benefit (income) loss	$(26.6)	$(17.5)	$(9.1)
Loss (gain) from remeasurement of benefit plans	14.7	40.6	(25.9)
Foreign currency exchange loss (gain)	0.2	—	0.2
Employee retention credit	(2.3)	—	—
Miscellaneous (income) expense	(0.2)	0.2	(0.4)
Total other (income) expense, net	$(14.2)	$23.3	$(35.2)

	Year Ended December 31,
	2019	2018	$ Change
Pension and postretirement non-service benefit (income) loss	$(17.5)	$(25.2)	$7.7
Loss (gain) from remeasurement of benefit plans	40.6	43.5	(2.9)
Foreign currency exchange loss (gain)	—	0.2	(0.2)
Miscellaneous (income) expense	0.2	0.1	0.1
Total other (income) expense, net	$23.3	$18.6	$4.7

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost. The loss from remeasurement of benefit plans is due to the Company performing mark-to-market accounting on its pension and postretirement assets at year-end and upon the occurrence of certain triggering events. For more details on the remeasurement refer to “Note 15 - Retirement and Postretirement Plans.”

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act provides for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee throughout the year. The Company qualified for the tax credit in the second and third quarters of 2020 and accrued a benefit of $2.3 million in the fourth quarter of 2020 related to the Employee Retention Credit in other (income) expense, net on the Company’s Consolidated Statements of Operations.

Provision for Income Taxes

	Year Ended December 31,
	2020	2019	$ Change
Provision (benefit) for income taxes	$1.2	$(16.1)	$17.3
Effective tax rate	(2.0)%	12.8%	NM(1)

	Year Ended December 31,
	2019	2018	$ Change
Provision (benefit) for income taxes	$(16.1)	$1.8	$(17.9)
Effective tax rate	12.8%	(5.9)%	NM(1)

(1) “NM” is data that is not meaningful.

The majority of the Company’s tax expense is derived from foreign operations. The Company remains in a full valuation for the U.S. jurisdiction for the years ended December 31, 2020 and 2019. For the year ended December 31, 2019, the Company recorded an intraperiod tax allocation adjustment between continuing operations and other categories of comprehensive income. In periods in which the Company has a pre-tax loss from continuing operations and pre-tax income in other categories of comprehensive income, the Company must consider that income in determining the amount of tax benefit that results from a loss in continuing operations and that will be allocated to continuing operations. As a result of the intraperiod tax allocation for the year ended December 31, 2019, income tax expense of $16.7 million was recorded within other comprehensive income and a corresponding benefit was recorded to continuing operations.

NON-GAAP FINANCIAL MEASURES

Net Sales Adjusted to Exclude Surcharges

The table below presents net sales by end-market sector, adjusted to exclude surcharges, which represents a financial measure that has not been determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP). We believe presenting net sales by end-market sector adjusted to exclude raw material surcharges provides additional insight into key drivers of net sales such as base price and product mix.

(dollars in millions, tons in thousands)
	2020
	Mobile	Industrial	Energy	Other	Total
Tons	308.1	267.0	36.3	29.0	640.4

Net Sales	$346.0	$391.7	$53.2	$39.8	$830.7
Less: Surcharges	59.3	61.1	8.4	7.2	136.0
Base Sales	$286.7	$330.6	$44.8	$32.6	$694.7

Net Sales / Ton	$1,123	$1,467	$1,466	$1,372	$1,297
Surcharges / Ton	$192	$229	$232	$248	$212
Base Sales / Ton	$931	$1,238	$1,234	$1,124	$1,085

	2019
	Mobile	Industrial	Energy	Other	Total
Tons	397.6	348.2	90.6	61.9	898.3

Net Sales	$479.3	$486.3	$166.4	$76.8	$1,208.8
Less: Surcharges	104.1	99.9	32.8	16.7	253.5
Base Sales	$375.2	$386.4	$133.6	$60.1	$955.3

Net Sales / Ton	$1,205	$1,397	$1,837	$1,241	$1,346
Surcharges / Ton	$261	$287	$362	$270	$283
Base Sales / Ton	$944	$1,110	$1,475	$971	$1,063

	2018
	Mobile	Industrial	Energy	Other	Total
Tons	428.3	462.7	152.8	155.6	1,199.4

Net Sales	$553.9	$637.5	$265.6	$153.6	$1,610.6
Less: Surcharges	134.4	161.5	61.2	48.3	405.4
Base Sales	$419.5	$476.0	$204.4	$105.3	$1,205.2

Net Sales / Ton	$1,293	$1,378	$1,738	$987	$1,343
Surcharges / Ton	$314	$349	$400	$310	$338
Base Sales / Ton	$979	$1,029	$1,338	$677	$1,005

LIQUIDITY AND CAPITAL RESOURCES

Amended Credit Agreement

On October 15, 2019, the Company entered into a Third Amended and Restated Credit Agreement (the Amended Credit Agreement) with JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018.

The Amended Credit Agreement increased capacity to $400 million compared to $300 million in the previous facility and extended the maturity date to October 15, 2024. Furthermore, the Amended Credit Agreement provided for an enhanced asset base with reappraised fixed assets and investment grade foreign accounts receivable collateral in the borrowing base (up to $30 million), improved interest rate spread pricing by 50 basis points, and reduced the unused commitment fee to a fixed 25 basis points from the previous 37.5 to 50 basis point range.

The Amended Credit Agreement also requires the Company to (i) unless certain conditions are met, maintain certain minimum liquidity as specified in the Amended Credit Agreement during the period commencing on March 1, 2021 and ending on June 1, 2021 and (ii) maintain a minimum specified fixed charge coverage ratio on a springing basis if minimum availability requirements as specified in the Amended Credit Agreement are not maintained.

The minimum liquidity requirement for the period commencing on March 1, 2021 and ending on June 1, 2021 requires the Company to maintain a liquidity amount above the sum of the aggregate outstanding principal amount of the Convertible Senior Notes due 2021 plus an amount equal to 12.5% of the lesser of the borrowing base and the total capacity of $400 million. The Company expects to be compliant with this minimum liquidity requirement during the applicable time period.

Refer to “Note 14 - Financing Arrangements” in the Notes of the Consolidated Financial Statements for additional information.

Convertible Notes

In May 2016, the Company issued $75.0 million aggregate principal amount of Convertible Senior Notes due 2021, plus an additional $11.3 million principal amount to cover over-allotments. The Convertible Senior Notes due 2021 bear cash interest at a rate of 6.0% per year, payable semiannually on June 1 and December 1, beginning on December 1, 2016. The Convertible Senior Notes due 2021 will mature on June 1, 2021, unless earlier repurchased or converted. The net proceeds received from the offering were $83.2 million, after deducting the initial underwriters’ discount and fees and paying the offering expenses. We used the net proceeds to repay a portion of the amounts outstanding under our credit agreement.

In December 2020, the Company entered into separate, privately negotiated exchange agreements with a limited number of holders of the Company’s currently outstanding Convertible Senior Notes due 2021. Pursuant to the exchange agreements, the Company exchanged $46.0 million aggregate principal amount of Convertible Senior Notes due 2021 for $46.0 million aggregate principal amount of its new Convertible Senior Notes due 2025. The Company did not receive any cash proceeds from the issuance of the Convertible Senior Notes due 2025.

The Convertible Senior Notes due 2025 bear cash interest at a rate of 6.0% per year, payable semiannually on June 1 and December 1, beginning on June 1, 2021. The Convertible Senior Notes due 2025 will mature on December 1, 2025, unless earlier repurchased or converted. The net amount of this exchange was $44.5 million, after deducting the initial underwriters’ fees and paying other transaction costs.

Refer to “Note 14 - Financing Arrangements” in the Notes of the Consolidated Financial Statements for additional information.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the credit agreement in effect as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$102.8	$27.1
Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(183.2)	(103.0)
Availability	216.8	297.0
Credit facility amount borrowed	—	(90.0)
Letter of credit obligations	(5.5)	(3.8)
Availability not borrowed	211.3	203.2
Total liquidity	$314.1	$230.3

(1) As of December 31, 2020, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our credit agreement. As of December 31, 2020, taking into account our view of mobile, industrial, and energy market demands for our products, and our 2021 operating and long-range plan, we believe that our cash balance as of December 31, 2020, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, as well as our Convertible Senior Notes due 2021 with a maturity date of June 1, 2021, for at least the next twelve months. Regarding the Convertible Senior Notes due 2021, we plan to repay the remaining outstanding principal balance of $40.2 million upon maturity with available cash, or a combination of available cash and credit facility borrowings.

The full extent to which the COVID-19 pandemic will impact our operations and financial results is uncertain and ultimately will depend on, among other factors, the duration of the pandemic, further Federal and State government actions and the speed of economic recovery. To the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, and cash on hand or credit availability is insufficient, we would seek additional financing to provide additional liquidity. We regularly evaluate our potential access to the equity and debt capital markets as sources of liquidity and we believe additional financing would likely be available if necessary, although we can make no assurance as to the form or terms of any such financing. We would also consider additional cost reductions and restructuring, changes in working capital management and further reductions of capital expenditures. Regardless, we will continue to evaluate additional financing or may seek to refinance outstanding borrowings under the Amended Credit Agreement to provide us with additional flexibility and liquidity. Any additional financing beyond that incurred to refinance existing debt would increase our overall debt and could increase interest expense.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits and additional liquidity, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act did not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company has taken advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the Act. For the year ended December 31, 2020, the Company deferred approximately $6.4 million of payroll taxes as permitted by the CARES Act, all of which will be paid in two equal installments at December 31, 2021 and December 31, 2022. Additionally, the Company expects to file for and accrued a benefit of approximately $2.3 million related to the Employee Retention Credit in 2021.

For additional details regarding the Amended Credit Agreement and the Convertible Notes, please refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements, and for our discussion regarding risk factors related to our business and our debt, see Risk Factors in this Annual Report on Form 10-K.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, 2020, 2019, and 2018. For additional details, please refer to the Consolidated Statements of Cash Flows included in Item 8 - Financial Statements and Supplemental Data of this Annual Report.

	Year Ended December 31,
	2020	2019	2018
Net cash provided (used) by operating activities	$173.5	$70.3	$18.5
Net cash provided (used) by investing activities	(6.0)	(38.0)	(39.0)
Net cash provided (used) by financing activities	(91.8)	(26.8)	17.6
Increase (Decrease) in Cash and Cash Equivalents	$75.7	$5.5	$(2.9)

Operating activities

Net cash provided by operating activities for the year ended December 31, 2020 was $173.5 million compared to net cash provided of $70.3 million for the year ended December 31, 2019. The increase in cash provided by operating activities of $103.2 million was primarily due to management actions to improve working capital processes and efficiency. Refer to the Consolidated Statements of Cash Flows for additional information.

Investing activities

Net cash used by investing activities for the year ended December 31, 2020 was $6.0 million compared to net cash used by investing activities of $38.0 million for the year ended December 31, 2019. The change was primarily due to lower capital expenditures and proceeds from sales of property, plant and equipment.

Financing activities

Net cash used by financing activities for the year ended December 31, 2020 was $91.8 million compared to net cash used by financing activities of $26.8 million for the year ended December 31, 2019. The change was mainly due to higher repayments on the Credit Agreement in 2020 as compared to 2019.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Notes	$86.2	$40.2	$—	$46.0	$—
Interest payments	18.4	4.8	7.5	6.1	—
Operating leases	22.5	8.4	10.5	3.6	—
Purchase commitments	117.5	27.3	20.0	16.9	53.3
Retirement benefits	298.8	3.7	63.1	81.9	150.1
Total	$543.4	$84.4	$101.1	$154.5	$203.4

The caption Convertible Notes includes the outstanding principal balance of $40.2 million related to the Convertible Senior Notes due 2021 and the outstanding principal balance of $46.0 million related to the Convertible Senior Notes due 2025. Interest payments include interest on the Convertible Notes, as well as the unused commitment fee of 25 basis points related to the Amended Credit Agreement.

Operating leases include leases for office space, warehouses, land, machinery and equipment, vehicles and certain information technology equipment. Refer to “Note 13 – Leases” in the Notes to the Consolidated Financial Statement for additional information.

Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in purchase commitments are certain obligations related to capital commitments, service agreements and energy consumed in our production processes. These purchase commitments do not represent our entire anticipated purchases in the future but represent only those items for which we are presently contractually obligated. The majority of our products and services are purchased as needed, with no advance commitment. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Retirement benefits are paid from plan assets and our operating cash flow. The table above includes payments to meet minimum funding requirements of our defined benefit pension plans, estimated benefit payments for our unfunded supplemental executive retirement pension, and postretirement plans. The retirement benefit funding requirements included in the table above are estimated required contributions and are significantly affected by asset returns and several other variables. These amounts are subject to change year to year. These amounts are based on Company estimates and current funding laws; actual future payments may be different. Refer to “Note 15 - Retirement and Postretirement Plans”

in the Notes to the Consolidated Financial Statements for further information related to the total pension and other postretirement benefit plans and expected benefit payments.

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

Inventory

Inventories are stated at lower of cost or net realizable value. All inventories, including raw materials, manufacturing supplies inventory as well as international (outside the U.S.) inventories, have been valued using the FIFO or average cost method as of December 31, 2020 and 2019.

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

As a result of the discontinued use of certain assets, we recorded an impairment charge of $9.3 million in 2019. No impairment charge was recorded in 2020. Refer to “Note 6 – Disposition of Non-Core Assets” in the Notes to the Consolidated Financial Statements for further information.

Income Taxes

We are subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, and we account for income taxes in accordance with applicable accounting guidance. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We record valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Net deferred tax assets relate primarily to net operating losses and pension and other postretirement benefit obligations in the U.S., which we believe are more likely than not to result in future tax benefits. As of December 31, 2020, we have recorded a valuation allowance on our net deferred tax assets in the U.S., as we do not believe it is more likely than not that a portion of our U.S. deferred tax assets will be realized.

In the ordinary course of our business, there are many transactions and calculations regarding which the ultimate income tax determination is uncertain. We are regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of applicable accounting guidance. We record interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company made the accounting policy election to treat taxes related to Global Intangible Low-Taxed Income as a current period expense when incurred.

Benefit Plans

We recognize an overfunded status or underfunded status (i.e. the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for our defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. We recognize actuarial gains and losses immediately through net periodic benefit cost in the Consolidated Statements of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. In addition, we use fair value to account for the value of plan assets.

As of December 31, 2020, our projected benefit obligations related to our pension and other postretirement benefit plans were $1,395.1 million and $128.3 million, respectively, and the underfunded status of our pension and other postretirement benefit obligations were $163.4 million and $46.1 million, respectively. These benefit obligations were valued using a weighted average discount rate of 2.68% for pension benefit plans and 2.65% for other postretirement benefit plans. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans.

For the year ended December 31, 2020, net periodic pension benefit cost was $10.2 million, and net periodic other postretirement benefit income was $1.7 million. In 2020, net periodic pension and other postretirement benefit costs were calculated using a variety of assumptions, including a weighted average discount rate of 3.42% and a weighted average expected return on plan assets of 5.80% and 4.50%, respectively. The expected return on plan assets is determined based on forward-looking current market pricing. The forward-looking analysis is performed using a building block approach incorporating inputs such as current yields, valuations, economic data and broad macroeconomic themes.

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

	Hypothetical Rate
	Increase (decrease)
	0.25%	(0.25)%
Discount Rate
Net periodic benefit cost, prior to annual remeasurement gains or losses	$1.5	$(1.6)
Benefit obligation	$(43.2)	$45.6
Return on plan assets
Net periodic benefit cost, prior to annual remeasurement gains or losses	$(2.9)	$2.9

Aggregate net periodic pension and other postretirement benefit income for 2021 is forecasted to be $14.8 million and $5.0 million, respectively. This estimate is based on a weighted average discount rate of 2.68% for the pension benefit plans and 2.65% for other postretirement benefit plans, as well as a weighted average expected return on assets of 5.76% for the pension benefit plans and 4.50% for the other postretirement benefit plans. Actual cost also is dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of December 31, 2020, we have $78.2 million of aggregate debt outstanding. None of our outstanding debt as of December 31, 2020 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TimkenSteel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TimkenSteel Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule included at Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for pension and other postretirement benefit obligations
Description of the Matter

At December 31, 2020, the Company’s aggregate defined benefit pension and other postretirement benefit obligation was $1,523.4 million and exceeded the fair value of defined benefit pension and other postretirement plan assets of $1,313.9 million, resulting in an unfunded defined benefit pension and other postretirement benefit obligation of $209.5 million.  As explained in Note 2 and Note 15 to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement, through updating the estimates used to measure the defined benefit pension and other postretirement benefit obligations and plan assets to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the defined benefit pension and other postretirement benefit obligations was complex due to the highly judgmental nature of the actuarial assumptions (e.g., discount rate, mortality rate, and health care cost trend rates) used in the measurement process. These assumptions had a significant effect on the benefit obligations.

How we Addressed the Matter in our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the measurement of defined benefit pension and other postretirement benefit obligations. For example, we tested controls over management’s review of the defined benefit pension and other postretirement benefit obligation calculations, the relevant data inputs and the significant actuarial assumptions, discussed above, used in the calculations.

To test the defined benefit pension and other postretirement benefit obligations, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension and other postretirement benefit obligations from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved an actuarial specialist to assist with our procedures. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension and other postretirement benefit obligations. In certain instances, as part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows. To evaluate the mortality rate and health care cost trend rates, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data used in the determination of the pension and other postretirement benefit obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditors since 2012.

Cleveland, Ohio

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TimkenSteel Corporation

Opinion on Internal Control over Financial Reporting

We have audited TimkenSteel Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TimkenSteel Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule included at Item 15a and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio

February 25, 2021

TimkenSteel Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions, except per share data)
Net sales	$830.7	$1,208.8	$1,610.6
Cost of products sold	815.1	1,186.2	1,484.0
Gross Profit	15.6	22.6	126.6

Selling, general and administrative expenses	76.7	91.8	98.2
Restructuring charges	3.1	8.6	—
Impairment charges and (gain) loss on sale or disposal of assets	(2.4)	9.3	0.9
Interest expense	12.2	15.7	17.1
Loss on extinguishment of debt	0.9	—	—
Other (income) expense, net	(14.2)	23.3	18.6
Income (Loss) Before Income Taxes	(60.7)	(126.1)	(8.2)
Provision (benefit) for income taxes	1.2	(16.1)	1.8
Net Income (Loss)	$(61.9)	$(110.0)	$(10.0)

Per Share Data:
Basic earnings (loss) per share	$(1.38)	$(2.46)	$(0.22)
Diluted earnings (loss) per share	$(1.38)	$(2.46)	$(0.22)

See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Net income (loss)	$(61.9)	$(110.0)	$(10.0)
Other comprehensive income (loss), net of tax of $0.1 million in 2020, $16.7 million in 2019 and $0.1 million in 2018:
Foreign currency translation adjustments	1.4	0.5	(1.4)
Pension and postretirement liability adjustments	(5.7)	53.1	0.1
Other comprehensive income (loss), net of tax	(4.3)	53.6	(1.3)
Comprehensive Income (Loss), net of tax	$(66.2)	$(56.4)	$(11.3)

See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets

	December 31,
	2020	2019
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$102.8	$27.1
Accounts receivable, net of allowances (2020 - $1.3 million; 2019 - $1.5 million)	63.3	77.5
Inventories, net	178.4	281.9
Deferred charges and prepaid expenses	4.0	3.3
Assets held for sale	0.3	4.1
Other current assets	8.8	7.8
Total Current Assets	357.6	401.7

Property, plant and equipment, net	569.8	626.4
Operating lease right-of-use assets	21.0	14.3
Pension assets	33.5	25.2
Intangible assets, net	9.3	14.3
Other non-current assets	2.8	3.3
Total Assets	$994.0	$1,085.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$89.5	$69.3
Salaries, wages and benefits	29.4	13.9
Accrued pension and postretirement costs	2.3	3.0
Current operating lease liabilities	7.5	6.2
Current convertible notes, net	38.9	—
Other current liabilities	13.4	19.9
Total Current Liabilities	181.0	112.3

Non-current convertible notes, net	39.3	78.6
Credit Agreement	—	90.0
Non-current operating lease liabilities	13.5	8.2
Accrued pension and postretirement costs	240.7	222.1
Deferred income taxes	1.0	0.9
Other non-current liabilities	11.0	10.0
Total Liabilities	486.5	522.1

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2020 and 2019 - 45.7 million shares	—	—
Additional paid-in capital	843.4	844.8
Retained deficit	(363.4)	(301.5)
Treasury shares - 2020 - 0.6 million; 2019 - 0.9 million	(12.9)	(24.9)
Accumulated other comprehensive income (loss)	40.4	44.7
Total Shareholders’ Equity	507.5	563.1
Total Liabilities and Shareholders’ Equity	$994.0	$1,085.2

See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2017	44,445,747	$843.7	$(182.0)	$(37.4)	$(7.6)	$616.7
Net income (loss)	—	—	(10.0)	—	—	(10.0)
Other comprehensive income (loss)	—	—	—	—	(1.3)	(1.3)
Adoption of new accounting standard	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	7.3	—	—	—	7.3
Stock option activity	—	0.2	—	—	—	0.2
Issuance of treasury shares	176,454	(4.9)	(0.2)	5.1	—	—
Shares surrendered for taxes	(37,533)	—	—	(0.7)	—	(0.7)
Balance as of December 31, 2018	44,584,668	$846.3	$(191.5)	$(33.0)	$(8.9)	$612.9
Net income (loss)	—	—	(110.0)	—	—	(110.0)
Other comprehensive income (loss)	—	—	—	—	53.6	53.6
Stock-based compensation expense	—	7.4	—	—	—	7.4
Stock option activity	—	0.2	—	—	—	0.2
Issuance of treasury shares	321,739	(9.1)	—	9.1	—	—
Shares surrendered for taxes	(86,254)	—	—	(1.0)	—	(1.0)
Balance at December 31, 2019	44,820,153	$844.8	$(301.5)	$(24.9)	$44.7	$563.1
Net income (loss)	—	—	(61.9)	—	—	(61.9)
Other comprehensive income (loss)	—	—	—	—	(4.3)	(4.3)
Stock-based compensation expense	—	6.6	—	—	—	6.6
Issuance of treasury shares	486,260	(12.6)	—	12.6	—	—
Shares surrendered for taxes	(142,105)	—	—	(0.6)	—	(0.6)
Equity component of convertible notes, net	—	4.6	—	—	—	4.6
Balance at December 31, 2020	45,164,308	$843.4	$(363.4)	$(12.9)	$40.4	$507.5
See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$(61.9)	$(110.0)	$(10.0)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	70.0	73.5	73.0
Amortization of deferred financing fees and debt discount	5.3	5.1	5.5
Loss on extinguishment of debt	0.9	—	—
Impairment charges and (gain) loss on sale or disposal of assets	(2.4)	9.3	0.9
Deferred income taxes	—	(16.6)	0.8
Stock-based compensation expense	6.6	7.4	7.3
Pension and postretirement expense (benefit), net	8.6	41.6	37.4
Changes in operating assets and liabilities:
Accounts receivable, net	14.2	85.9	(13.6)
Inventories, net	103.5	92.6	(94.5)
Accounts payable	23.1	(87.7)	24.4
Other accrued expenses	9.4	(26.0)	(3.8)
Deferred charges and prepaid expenses	(0.7)	0.2	0.4
Pension and postretirement contributions and payments	(4.1)	(3.8)	(13.1)
Other, net	1.0	(1.2)	3.8
Net Cash Provided (Used) by Operating Activities	173.5	70.3	18.5

Investing Activities
Capital expenditures	(16.9)	(38.0)	(40.0)
Proceeds from disposals of property, plant and equipment	10.9	—	1.0
Net Cash Provided (Used) by Investing Activities	(6.0)	(38.0)	(39.0)

Financing Activities
Proceeds from exercise of stock options	—	0.2	0.2
Shares surrendered for employee taxes on stock compensation	(0.6)	(1.0)	(0.7)
Refunding bonds repayments	—	—	(30.2)
Repayments on credit agreements	(90.0)	(65.0)	(105.0)
Borrowings on credit agreements	—	40.0	155.0
Debt issuance costs	(1.2)	(1.0)	(1.7)
Net Cash Provided (Used) by Financing Activities	(91.8)	(26.8)	17.6
Increase (Decrease) in Cash and Cash Equivalents	75.7	5.5	(2.9)
Cash and cash equivalents at beginning of period	27.1	21.6	24.5
Cash and Cash Equivalents at End of Period	$102.8	$27.1	$21.6

See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Notes to Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

TimkenSteel Corporation (the Company or TimkenSteel) manufactures alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. TimkenSteel’s portfolio includes special bar quality (SBQ) bars, seamless mechanical tubing (tubes), value-added solutions such as precision steel components, and billets. In addition, TimkenSteel supplies machining and thermal treatment services and manages raw material recycling programs, which are also used as a feeder system for the Company’s melt operations. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; power generation; and oil country tubular goods (OCTG).

The SBQ bar, tube, and billet production processes take place at the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. TimkenSteel’s value-added solutions production processes take place at two downstream manufacturing facilities: Tryon Peak (Columbus, North Carolina) and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s market sectors. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business, not any specific aspect of the business. During the first quarter of 2020, management completed its previously announced plan to close the Company’s TimkenSteel Material Services facility in Houston, Texas.

Basis of Consolidation:

The Consolidated Financial Statements include the consolidated assets, liabilities, revenues and expenses related to TimkenSteel as of December 31, 2020, 2019 and 2018. All significant intercompany accounts and transactions within TimkenSteel have been eliminated in the preparation of the Consolidated Financial Statements.

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

Presentation:

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2020 presentation.

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

Accounts Receivables, Net:

The Company’s accounts receivables arise from sales to customers across the mobile, industrial, energy, and other end-markets. The allowance for doubtful account reserve has been established using qualitative and quantitative methods. In general, account balances greater than one year of age or sent to third party collection are fully reserved. Account balances for customers that are viewed as higher risk are also analyzed for a reserve. In addition to these methods, the allowance for doubtful accounts is adjusted for forward looking uncollectible balances based on end-market outlook and dynamics, such as in the energy and mobile end-markets in 2020. The amount recorded was based on the Company’s assessment of the risk presented by customers in these end-markets as a result of the COVID-19 pandemic as well as geo-political factors facing the energy end-market. Historically, TimkenSteel’s allowance for doubtful accounts write-offs have been immaterial.

Inventories, Net:

Inventories are stated at lower of cost or net realizable value. All inventories, including raw materials, manufacturing supplies inventory as well as international (outside the U.S.) inventories, have been valued using the FIFO or average cost method as of December 31, 2020 and 2019.

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

In accordance with applicable accounting guidance, TimkenSteel capitalizes certain costs incurred for computer software developed or obtained for internal use. TimkenSteel capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the software.

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

Refer to “Note 6 - Disposition of Non-Core Assets” and “Note 11 - Property, Plant and Equipment” for additional information.

Product Warranties:

TimkenSteel accrues liabilities for warranties based upon specific claim incidents in accordance with accounting rules relating to contingent liabilities. Should TimkenSteel become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. TimkenSteel had no significant warranty claims for the years ended December 31, 2020, 2019 or 2018.

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

TimkenSteel records uncertain tax positions in accordance with applicable accounting guidance, on the basis of a two-step process whereby (1) TimkenSteel determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, TimkenSteel recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Foreign Currency:

Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in other (income) expense, net in the Consolidated Statements of Operations. TimkenSteel realized a foreign currency exchange loss of $0.2 million in both 2020 and 2018. There were no foreign currency exchange gains or losses in 2019.

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

Performance-vested restricted stock units issued in 2020 vest based on achievement of a total shareholder return (TSR) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value.

The fair value of stock-based awards that will settle in TimkenSteel common shares, other than stock options and performance-vested restricted stock units, is based on the closing market price of TimkenSteel common shares on the grant date. The fair values of stock-based awards that will settle in cash are remeasured at each reporting period until settlement of the awards.

TimkenSteel recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the Consolidated Statements of Operations. The excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate.

Research and Development:

Expenditures for TimkenSteel research and development amounted to $1.8 million for the year ended December 31, 2020, $4.1 million for the year ended December 31, 2019 and $8.1 million for the year ended December 31, 2018, and were recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. These expenditures may fluctuate from year to year depending on special projects and the needs of TimkenSteel and its customers.

Adoption of New Accounting Standards

The Company adopted the following Accounting Standard Updates (ASU) during the year ended December 31, 2020. The adoption of these standards did not have a material impact on the Consolidated Financial Statements or the related Notes to the Consolidated Financial Statements.

Standards Adopted	Description	Date of Adoption
ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

The standard changes how entities will measure credit losses for most financial assets, including trade and other receivables, and replaces the current incurred loss approach with an expected loss model.

January 1, 2020
ASU 2018-13, Fair Value Measurement (Topic 820)	The standard eliminates, modifies and adds disclosure requirements for fair value measurements.	January 1, 2020
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)	The standard eliminates, modifies and adds disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2020
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)

The standard aligns the requirements for capitalizing implementation costs in cloud computing software arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

January 1, 2020
ASU 2020-04, Reference Rate Reform (Topic 848)

The standard provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met.

March 12, 2020

Accounting Standards Issued But Not Yet Adopted

The Company has considered the recent ASUs issued by the Financial Accounting Standards Board summarized below:

Standard Pending Adoption	Description	Effective Date	Anticipated Impact
ASU 2019-12, Income Taxes (Topic 740)	The standard simplifies the accounting for income taxes by removing various exceptions.	January 1, 2021	The Company has evaluated the impact of adopting of this ASU and it will not have a material impact on the Consolidated Financial Statements.
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)

The standard simplifies the accounting for convertible instruments, as well as the diluted net income per share calculation. The standard also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The amendments in the standard are effective for fiscal years beginning after December 15, 2021, however early adoption is permitted for fiscal years beginning after December 15, 2020. Entities can adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition.

January 1, 2021 (Early Adoption Date)

The Company has elected to early adopt this standard as of January 1, 2021 using the modified retrospective method of transition. We expect this standard will have a material impact on the Consolidated Financial Statements. Refer to “Note 14 – Financing Arrangements” for additional information.

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

	Year Ended December 31,
	2020	2019	2018
Net Sales:
United States	$746.8	$1,096.8	$1,456.2
Foreign	83.9	112.0	154.4
	$830.7	$1,208.8	$1,610.6

	December 31,
	2020	2019
Long-lived Assets, net:
United States	$599.1	$654.8
Foreign	1.0	0.2
	$600.1	$655.0

Note 4 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Mobile	$346.0	$479.3	$553.9
Industrial	391.7	486.3	637.5
Energy	53.2	166.4	265.6
Other(1)	39.8	76.8	153.6
Total Net Sales	$830.7	$1,208.8	$1,610.6

(1) “Other” for sales by end-market sector includes the Company’s scrap and OCTG billet sales.

The following table provides the major sources of revenue by product type for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Bar	$502.5	$783.0	$1,030.7
Tube	101.4	151.8	254.7
Value-add	208.1	240.6	284.3
Other(2)	18.7	33.4	40.9
Total Net Sales	$830.7	$1,208.8	$1,610.6

(2) “Other” for sales by product type includes the Company’s scrap sales.

Note 5 - Restructuring Charges

During 2019 and throughout 2020, TimkenSteel made organizational changes to streamline its organizational structure to drive enhanced profitability and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization, the closure of the TimkenSteel Material Services (TMS) facility in Houston, Texas and other domestic and international actions to further improve the Company’s overall cost structure. Through these restructuring efforts, to date the Company has eliminated approximately 215 salaried positions and recognized restructuring charges of $3.1 million in 2020 and $8.6 million in 2019, primarily consisting of severance and employee-related benefits. Approximately 55 of these positions were eliminated in 2020. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at December 31, 2020 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the twelve months ended December 31, 2020 and 2019:

Balance at December 31, 2019	$6.0
Expenses (1)	3.1
Payments	(7.6)
Balance at December 31, 2020	$1.5
(1)	Expenses of $3.1 million exclude stock compensation of $0.1 million that was accelerated as a result of the Company’s restructuring activities.

Balance at December 31, 2018	$—
Expenses (2)	8.6
Payments	(2.6)
Balance at December 31, 2019	$6.0
(2)	Expenses of $8.6 million exclude stock compensation of $0.3 million that was accelerated as a result of the Company’s restructuring activities.

There were no restructuring charges for the year ended December 31, 2018.

Note 6 - Disposition of Non-Core Assets

Scrap Processing Facility

During the fourth quarter of 2019, management signed a letter of intent to dispose of the Company’s scrap processing facility in Akron, Ohio for cash consideration of approximately $4.0 million. This letter of intent and cash consideration were for the land, buildings, machinery and equipment associated with this facility.

As a result of the agreement to sell the scrap processing facility, the Company ceased depreciation of the assets and recorded them as assets held for sale on the Consolidated Balance Sheets as of December 31, 2019. This disposal does not represent a discontinued operation. Additionally, the Company recorded an impairment charge of $7.3 million in the fourth quarter of 2019 which represents the cash consideration to be received less cost to sell the assets compared with the $11.3 million carrying value of the assets being sold, including supplies inventory. An additional loss on disposal of $0.1 million was recognized in the first quarter of 2020 as the sale was completed.

TimkenSteel Material Services Facility

During the first quarter of 2020, management completed its previously announced plan to close the Company’s TMS facility in Houston and began selling the assets at the facility. Accelerated depreciation and amortization on TMS assets of $2.8 million was recorded in the fourth quarter of 2019, with an additional $1.6 million of accelerated depreciation and amortization recorded in the first quarter of 2020, to reduce the net book value of the machinery and equipment to its estimated fair value. Subsequent to the closure, certain assets were sold and a gain on sale of $3.6 million was recognized for the year ended December 31, 2020.

At December 31, 2020, the remaining associated machinery and equipment, with a net book value of $0.3 million, was classified as held for sale on the Consolidated Balance Sheets. The land and buildings associated with TMS were not classified as held for sale, as they were not considered available for immediate sale in their present condition.

Inventory write-downs of $4.8 million were recorded as of December 31, 2019, which represented the difference between the expected selling price and carrying value of the related inventory. The expected selling price was based upon the Company’s most recently published price lists related to this inventory. While the Company began selling the inventory associated with TMS in the first quarter of 2020 at prices that were in line with the net realizable value of the inventory established in the fourth quarter of 2019, excess inventory related to the energy end-market sector resulted in an additional reserve of approximately $3.1 million being recorded in the second quarter of 2020. The excess inventory is the result of continued weakness in this end-market sector, as well as recent closures of several distributors that were holding considerable amounts of similar inventory.

Small-Diameter Seamless Mechanical Tubing Machinery and Equipment

In the third quarter of 2020, TimkenSteel informed customers that as of December 31, 2020 the Company will discontinue the commercial offering of specific small-diameter seamless mechanical tubing product offerings. As a result, the Company recognized accelerated depreciation of $1.8 million for the year ended December 31, 2020 on the machinery and equipment used in the manufacturing of these specific products. Additional accelerated depreciation of $1.3 million will be recognized in the first quarter of 2021 in alignment with the ramp down of this machinery and equipment.

Property Sales

In the fourth quarter of 2020, TimkenSteel sold portions of non-core property at the Canton, Ohio manufacturing location, resulting in a gain on sale of assets of $0.5 million for the year ended December 31, 2020.

Note 7 - Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Pension and postretirement non-service benefit (income) loss	$(26.6)	$(17.5)	$(25.2)
Loss (gain) from remeasurement of benefit plans	14.7	40.6	43.5
Foreign currency exchange loss (gain)	0.2	—	0.2
Employee retention credit	(2.3)	—	—
Miscellaneous (income) expense	(0.2)	0.2	0.1
Total other (income) expense, net	$(14.2)	$23.3	$18.6

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost. The loss from remeasurement of benefit plans is due to the Company performing mark-to-market accounting on its pension and postretirement assets at year-end and upon the occurrence of certain triggering events. For more details on the remeasurement refer to “Note 15 - Retirement and Postretirement Plans.”

Coronavirus Aid, Relief, and Economic Security ("CARES") Act

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act did not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company has taken advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the Act. Through December 31, 2020, the Company has deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets. The deferred amount of payments is to be paid in two equal installments at December 31, 2021 and December 31, 2022.

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee throughout the year. The Company qualified for the tax credit in the second and third quarters of 2020 and accrued a benefit of $2.3 million in the fourth quarter of 2020 related to the Employee Retention Credit in other (income) expense, net on the Company’s Consolidated Statements of Operations.

Note 8 - Income Tax Provision

Income (loss) from operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below.

	Years Ended December 31,
	2020	2019	2018
United States	$(64.1)	$(130.8)	$(10.1)
Non-United States	3.4	4.7	1.9
Loss from operations before income taxes	$(60.7)	$(126.1)	$(8.2)

The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$0.6	$—	$—
State and local	—	0.1	0.3
Foreign	0.5	0.4	0.7
Total current tax expense (benefit)	$1.1	$0.5	$1.0
Deferred:
Federal	$(0.4)	$(14.4)	$0.4
State and local	0.5	(2.0)	—
Foreign	—	(0.2)	0.4
Total deferred tax expense (benefit)	0.1	(16.6)	0.8
Provision (benefit) for incomes taxes	$1.2	$(16.1)	$1.8

For the year ended December 31, 2020, TimkenSteel made $0.4 million in foreign tax payments, $0.1 million in state tax payments, and no U.S. federal payments, and had no refundable overpayments of state income taxes. For the year ended December 31, 2019, TimkenSteel made $0.6 million in foreign tax payments, $0.2 million in state tax payments, and no U.S. federal payments, and had no refundable overpayments of state income taxes.

The reconciliation between TimkenSteel’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal income tax provision (benefit) at statutory rate	$(12.7)	$(26.5)	$(6.3)
Adjustments:
State and local income taxes, net of federal tax benefit	2.3	(1.3)	(0.5)
Foreign earnings taxed at different rates	0.1	—	0.2
U.S. research tax credit	—	0.2	(0.2)
Valuation allowance	10.3	10.2	7.5
Global intangible low-taxed income	—	0.2	0.5
Permanent differences	1.3	1.3	0.8
Other items, net	(0.1)	(0.2)	(0.2)
Provision (benefit) for income taxes	$1.2	$(16.1)	$1.8
Effective tax rate	(2.0)%	12.8%	(5.9)%

Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. During the third quarter of 2020, TimkenSteel (Shanghai) Corporation Limited declared a dividend of $5.1 million to TimkenSteel. Foreign withholding taxes paid on this repatriation of previous profits were $0.5 million, resulting in $4.6 million of cash sent to the U.S.

Undistributed earnings of foreign subsidiaries outside of the U.S. were $2.7 million, $6.5 million and $5.5 million at December 31, 2020, 2019 and 2018, respectively. The Company has recognized a deferred tax liability in the amount of $0.3 million and $0.7 million at December 31, 2020 and 2019, respectively, for undistributed earnings at its TimkenSteel (Shanghai) Corporation Limited and TimkenSteel de Mexico S. de R.C. de C.V. subsidiaries, as those earnings are not permanently reinvested by the Company.

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Deferred tax liabilities:
Depreciation	$(97.5)	$(98.6)
Inventory	(16.2)	(24.3)
Convertible debt	(1.6)	(1.7)
Leases - right-of-use asset	(5.0)	(3.4)
Other, net	(0.3)	(0.7)
Deferred tax liabilities	$(120.6)	$(128.7)
Deferred tax assets:
Pension and postretirement benefits	$50.3	$47.9
Other employee benefit accruals	8.7	7.2
Tax loss carryforwards	94.4	86.0
Intangible assets	1.0	1.1
Inventory	4.5	5.4
State decoupling	2.8	4.5
Lease liability	5.0	3.4
Interest limitation	—	6.0
Other, net	0.6	1.2
Deferred tax assets subtotal	$167.3	$162.7
Valuation allowances	(47.7)	(34.9)
Deferred tax assets	119.6	127.8
Net deferred tax assets (liabilities)	$(1.0)	$(0.9)

As of December 31, 2020 and 2019, the Company had a deferred tax liability of $1.0 million and $0.9 million, respectively, on the Consolidated Balance Sheets.

As of December 31, 2020, TimkenSteel had loss carryforwards in the U.S. and various non-U.S. jurisdictions totaling $406.8 million (of which $348.3 million relates to the U.S. and $58.5 million relates to the UK jurisdiction), having various expiration dates. TimkenSteel has provided valuation allowances of $47.7 million against these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of TimkenSteel or entities treated as branches of TimkenSteel under U.S. tax law. Tax benefits have previously been recorded for these losses in the U.S. The related local country net operating loss carryforwards are offset fully by valuation allowances.

During 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2016. In light of TimkenSteel’s operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence, and concluded that it was more likely than not that it would not realize a portion of its U.S. deferred tax assets. The Company recorded a valuation allowance in 2016 and as a result of current year activity, the Company remained in a full valuation allowance position through 2020. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.

As of December 31, 2020, 2019 and 2018, TimkenSteel had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2020, TimkenSteel does not anticipate a change in its unrecognized tax positions during the next 12 months. TimkenSteel had no accrued interest and penalties related to uncertain tax positions as of December 31, 2020, 2019 and 2018.

As of December 31, 2020, TimkenSteel is not subject to examination by the IRS. Pursuant to the Tax Sharing Agreement dated June 30, 2014 between TimkenSteel and The Timken Company, TimkenSteel may be subject to results from tax examinations for The Timken Company for federal, state and local and various foreign tax jurisdictions in various open audit periods.

Consolidated Appropriations Act of 2021

On December 27, 2020 the Consolidated Appropriations Act of 2021 (“the Appropriations Act”) was signed into law. The Appropriations Act, among other things includes provisions related to the deductibility of paycheck protection program (“PPP”) expenses paid with PPP loan proceeds, payroll tax credits, modifications to the meals and entertainment deduction, increased limitations on charitable deductions for corporate taxpayers, and enhancements of expiring tax “extender” provisions. The Company has completed its assessment of the impact of the legislation, and there is no significant impact to the Consolidated Financial Statements.

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

For the years ended December 31, 2020, 2019 and 2018, 4.6 million, 3.7 million, and 3.3 million shares issuable for equity-based awards, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. The shares potentially issuable related to the Convertible Notes for the years ended December 31, 2020, 2019, and 2018 of 9.1 million, 6.9 million, and 6.9 million, respectively, were also anti-dilutive and therefore excluded from the computation of diluted loss per share.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(61.9)	$(110.0)	$(10.0)
Denominator:
Weighted average shares outstanding, basic	45.0	44.8	44.6
Weighted average shares outstanding, diluted	45.0	44.8	44.6

Basic earnings (loss) per share	$(1.38)	$(2.46)	$(0.22)
Diluted earnings (loss) per share	$(1.38)	$(2.46)	$(0.22)

Note 10 – Inventories

The components of inventories as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Manufacturing supplies	$37.6	$49.8
Raw materials	20.0	26.0
Work in process	79.1	123.7
Finished products	55.6	93.1
Gross inventory	192.3	292.6
Allowance for inventory reserves	(13.9)	(10.7)
Total inventories, net	$178.4	$281.9

In connection with the closure of TMS, the Company recorded an additional reserve against inventory of $4.8 million in 2019 and increased this reserve by $3.1 million in the second quarter of 2020 to state it at the lower of cost or net realizable value. See “Note 6 - Disposition of Non-Core Assets.”

Note 11 - Property, Plant and Equipment

The components of property, plant and equipment, net as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Land	$13.3	$13.3
Buildings and improvements	422.5	419.0
Machinery and equipment	1,398.7	1,404.6
Construction in progress	11.0	30.9
Subtotal	1,845.5	1,867.8
Less allowances for depreciation	(1,275.7)	(1,241.4)
Property, plant and equipment, net	$569.8	$626.4

Total depreciation expense was $65.0 million, $67.4 million, and $67.5 million for the years ended December 31, 2020, 2019, and 2018 respectively. Depreciation expense for the years ended December 31, 2020 and 2019 includes $2.4 million and $1.9 million, respectively, of accelerated depreciation related to the closure of TMS which was announced in the fourth quarter of 2019 and the discontinuation of specific small-diameter seamless mechanical tube manufacturing announced in 2020. See “Note 6 - Disposition of Non-Core Assets” for additional information. For the year ended December 31, 2020, TimkenSteel recorded a net gain on the sale and disposal of assets of $2.6 million, primarily related to the sale of certain TMS assets. For the year ended December 31, 2019, TimkenSteel recorded impairments and loss on disposal of assets of $9.0 million primarily related to the abandonment of certain equipment and the impairment of assets held for sale. For the year ended December 31, 2018, TimkenSteel recorded approximately $0.5 of impairment charges and loss on sale or disposal of assets related to the discontinued use of certain assets.

Note 12 - Intangible Assets

The components of intangible assets, net as of December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6.3	$5.4	$0.9	$6.3	$5.0	$1.3
Technology use	9.0	9.0	—	9.0	8.0	1.0
Capitalized software	58.0	49.6	8.4	61.1	49.1	12.0
Total intangible assets	$73.3	$64.0	$9.3	$76.4	$62.1	$14.3

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives. The weighted average useful lives of the customer relationships, technology use and capitalized software intangible assets are 15 years, 15 years and 6 years, respectively. The weighted average useful life of total intangible assets is 8 years. Amortization expense for intangible assets for the years ended December 31, 2020, 2019, and 2018 was $5.0 million, $6.1 million and $5.5 million, respectively. Amortization expense in 2020 and 2019 associated with capitalized software includes accelerated amortization of $1.0 million and $0.9 million, respectively, related to the closure of TMS. See “Note 6 - Disposition of Non-Core Assets” for additional information. During the years ended December 31, 2020, 2019, and 2018, TimkenSteel recorded a loss on disposal of $0.2 million, $0.1 million, and $0.4 million, respectively, related to capitalized software.

Based upon the intangible assets subject to amortization as of December 31, 2020, TimkenSteel’s estimated annual amortization for the five succeeding years is shown below (in millions):

Year	Amortization Expense
2021	$3.1
2022	2.6
2023	2.0
2024	1.0
2025	0.1

Note 13 - Leases

The Company has operating leases for office space, warehouses, land, machinery and equipment, vehicles and certain information technology equipment. These leases have remaining lease terms of less than one year to six years, some of which may include options to extend the leases for one or more years. Certain leases also include options to purchase the leased property. As of December 31, 2020, the Company has no financing leases. The weighted average remaining lease term for our operating leases as of December 31, 2020 was 3.4 years.

Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. Rather, the Company recognizes lease expense for these leases on a straight-line basis over the lease term in accordance with the applicable accounting guidance. For lease agreements entered into after the adoption of lease accounting guidance on January 1, 2019, the Company combines lease and non-lease components. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

The Company recorded lease cost for the year ended December 31, 2020 as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	$8.8	$7.4
Short-term lease cost	0.7	1.9
Total lease cost	$9.5	$9.3

When available, the rate implicit in the lease is used to discount lease payments to present value; however, the Company’s leases generally do not provide a readily determinable implicit rate. Therefore, the incremental borrowing rate to discount the lease payments is estimated using market-based information available at lease commencement. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2020 was 3.2%.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8.8	$7.5
Right-of-use assets obtained in exchange for operating lease obligations	$12.5	$4.3

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

2021	$8.4
2022	5.7
2023	4.8
2024	2.7
After 2024	0.9
Total future minimum lease payments	22.5
Less amount of lease payment representing interest	(1.5)
Total present value of lease payments	$21.0

As of December 31, 2020, we do not have any significant operating leases that have not yet commenced.

Note 14 - Financing Arrangements

The following table summarizes the current and non-current debt as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Credit Agreement	$—	$90.0
Convertible Senior Notes due 2021	38.9	78.6
Convertible Senior Notes due 2025	39.3	0.0
Total debt	$78.2	$168.6
Less current portion of debt	38.9	—
Total non-current portion of debt	$39.3	$168.6

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

The Amended Credit Agreement provides for a $400.0 million asset-based revolving credit facility (the Credit Facility), including a $15.0 million sublimit for the issuance of commercial and standby letters of credit and a $40.0 million sublimit for swingline loans. Pursuant to the terms of the Amended Credit Agreement, the Company is entitled, on up to two occasions and subject to the satisfaction of certain conditions, to request increases in the commitments under the Amended Credit Agreement in the aggregate principal amount of up to $100.0 million, to the extent that existing or new lenders agree to provide such additional commitments. In addition to, and independent of any increase described in the preceding sentence, the Company is entitled, subject to the satisfaction of certain conditions, to request a separate first-in, last-out (FILO) tranche in an aggregate principal amount of up to $30.0 million with a separate borrowing base and interest rate margins, in each case, to be agreed upon among the Company, the Administrative Agent and the Lenders providing the incremental FILO tranche.

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

The interest rate per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either (i) the alternate base rate plus the applicable margin or (ii) the relevant adjusted LIBO rate for an interest period of one, two, three or six months (as selected by the

Company) plus the applicable margin. The base rate will be a fluctuating rate per annum equal to the greatest of (i) the prime rate as quoted in The Wall Street Journal, (ii) the effective Federal Reserve Bank of New York rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period on the applicable date, plus 1.00%. The adjusted LIBO rate will be equal to the applicable London interbank offered rate for the selected interest period, as adjusted for statutory reserve requirements for eurocurrency liabilities. The applicable margin will be determined by a pricing grid based on the Company’s average quarterly availability. In addition, the Company will pay a 0.25% per annum commitment fee on the average daily unused amount of the Credit Facility. As of December 31, 2020, the amount available under the Amended Credit Agreement was $211.3 million, reflective of the Company’s asset borrowing base with no outstanding borrowings.

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

Convertible Senior Notes due 2021

In May 2016, the Company issued $75.0 million aggregate principal amount of Convertible Senior Notes, and an additional $11.3 million principal amount to cover over-allotments (Convertible Senior Notes due 2021). The Indenture for the Convertible Notes dated May 31, 2016, which was filed with the Securities and Exchange Commission as an exhibit to a Form 8-K filed on May 31, 2016, contains a complete description of the terms of the Convertible Senior Notes due 2021. The key terms are as follows:

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

The initial value of the principal amount recorded as a liability at the date of issuance was $66.9 million, using an effective interest rate of 12.0%. The remaining $19.4 million of principal amount was allocated to the conversion feature and recorded as a component of shareholders’ equity at the date of issuance. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Convertible Senior Notes due 2021.

Transaction costs were allocated to the liability and equity components based on their relative values. Transaction costs attributable to the liability component of $2.4 million are amortized to interest expense over the term of the Convertible Senior Notes due 2021, and transaction costs attributable to the equity component of $0.7 million are included in shareholders’ equity.

Convertible Notes Exchange

In December 2020, TimkenSteel entered into separate, privately negotiated exchange agreements with a limited number of holders of the Company’s currently outstanding Convertible Senior Notes due 2021. Pursuant to the exchange agreements, the Company exchanged $46.0 million aggregate principal amount of Convertible Senior Notes due 2021 for $46.0 million aggregate principal amount of its new 6.0% Convertible Senior Notes due 2025 (Convertible Senior Notes due 2025 and, together with the Convertible Senior Notes due 2021, the Convertible Notes). The Company did not receive any cash proceeds from the issuance of the Convertible Senior Notes due 2025.

The Company evaluated this exchange and determined that $46.0 million of the Convertible Senior Notes due 2021 were deemed to be extinguished, as the present value of the cash flows under the terms of the Convertible Senior Notes due 2025 is at least 10 percent different from the present value of the remaining cash flows under the terms of the Convertible Senior Notes due 2021, as defined by the relevant accounting standards.

Pursuant to applicable accounting guidance, the fair value of the extinguished portion of Convertible Senior Notes due 2021 was calculated using a market rate of 9.0%, based on comparable debt instruments, and a remaining term of five and a half months. The difference between the fair value and the net carrying amount of the liability component, calculated below, was recognized on the Consolidated Statements of Operations as a loss on extinguishment of debt.

Net carrying amount of extinguished Convertible Senior Notes due 2021 as of December 15, 2020
Principal	$46.0
Less: Debt issuance costs, net of amortization	(0.1)
Less: Debt discount, net of amortization	(1.5)
Fair value of extinguished Convertible Senior Notes due 2021 as of December 15, 2020	45.3
Loss on extinguishment of debt	$(0.9)

The amount allocated to the reacquisition of the equity component, included as a reduction to additional paid-in capital on the Consolidated Balance Sheets, was calculated as follows:

Fair value of extinguished Convertible Senior Notes due 2021 as of December 15, 2020	$45.3
Principal of extinguished Convertible Senior Notes due 2021	46.0
Reduction of additional paid-in capital	$(0.7)

The remaining accrued and unpaid interest on the $46.0 million of the extinguished Convertible Senior Notes due 2021 was paid in the amount of $0.1 million to the holders on December 15, 2020.

The components of the Convertible Senior Notes due 2021 as of December 31, 2020 and December 31, 2019 were as follows:

	Year Ended December 31,
	2020	2019
Principal	$40.2	$86.3
Less: Debt issuance costs, net of amortization	(0.1)	(0.7)
Less: Debt discount, net of amortization	(1.2)	(7.0)
Convertible Senior Notes due 2021, net	$38.9	$78.6

The Convertible Senior Notes due 2021 mature on June 1, 2021, and accordingly are classified as a current liability in the consolidated balance sheet as of December 31, 2020.

Convertible Senior Notes due 2025

The Convertible Senior Notes due 2025 were issued pursuant to the provisions of the indenture dated May 31, 2016, as supplemented by a supplemental indenture dated December 15, 2020, which was filed with the Securities and Exchange Commission as an exhibit to a Form 8-K on December 15, 2020. The indentures contain a complete description of the terms of the Convertible Senior Notes due 2025. The key terms are as follows:

Maturity Date:          December 1, 2025 unless repurchased or converted earlier

Interest Rate:              6.0% cash interest per year

Interest Payments Dates:    June 1 and December 1 of each year, beginning on December 1, 2021

Initial Conversion Price:    $7.82 per common share of the Company

Initial Conversion Rate:     127.8119 common shares per $1,000 principal amount of Notes

The initial value of the principal amount recorded as a liability at the date of issuance was $40.6 million, using an effective interest rate of 9.0%. The remaining $5.5 million of principal amount was allocated to the conversion feature and recorded as a component of shareholders’ equity at the date of issuance. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Convertible Senior Notes due 2025.

Transaction costs were allocated to the liability and equity components based on their relative values. Transaction costs attributable to the liability component of $1.3 million are amortized through interest expense over the term of the Convertible Senior Notes due 2025, and transaction costs attributable to the equity component of $0.2 million are included in shareholders’ equity.

The components of the Convertible Senior Notes due 2025 as of December 31, 2020 is as follows:

Year Ended December 31, 2020
Principal	$46.0
Less: Debt issuance costs, net of amortization	(1.3)
Less: Debt discount, net of amortization	(5.4)
Convertible Senior Notes due 2025, net	$39.3

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2021 was approximately $34.6 million as of December 31, 2020. The fair value of the Convertible Senior Notes due 2021, which falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance, is based on the last price traded in December 2020.

The fair value of the Convertible Senior Notes due 2025 was approximately $39.3 million as of December 31, 2020. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on market rates of comparable debt instruments without a conversion option.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of December 31, 2020.

Convertible Notes Interest Expense

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Year Ended December 31,
	2020	2019
Contractual interest expense	$5.2	$5.2
Amortization of debt issuance costs	0.5	0.4
Amortization of debt discount	4.4	4.0
Total	$10.1	$9.6

Cash Interest Paid

The total cash interest paid for the year ended December 31, 2020 and 2019 was $7.6 million and $11.5 million, respectively.

New Accounting Standard related to the Convertible Notes

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible debt and other equity-linked instruments. The Company has elected to early adopt this standard as of January 1, 2021 using the modified retrospective method of transition. Upon adoption, all outstanding Convertible Notes will be fully classified as a liability, and there will no longer be a separate equity component. We expect this impact will result in a decrease of approximately $10.6 million to additional paid-in capital and an increase of approximately $1.1 million and $5.3 million to current convertible notes, net and non-current convertible notes, net, respectively, on the Consolidated Balance Sheets. Additionally, retained earnings will be adjusted to remove amortization expense recognized in prior periods related to the debt discount and the Convertible Notes will no longer have a debt discount that will be amortized. The impact to retained deficit on the Consolidated Balance Sheets as of January 1, 2021 is a decrease of approximately $4.3 million. We do not expect the new standard to affect the Company’s earnings per share, cash flows and liquidity.

Note 15 - Retirement and Postretirement Plans

Eligible TimkenSteel employees, including certain employees in foreign countries, participate in the following TimkenSteel-sponsored plans: TimkenSteel Corporation Retirement Plan (Salaried Plan); TimkenSteel Corporation Bargaining Unit Pension Plan, Supplemental Pension Plan of TimkenSteel Corporation, TimkenSteel U.K. Pension Scheme, TimkenSteel Corporation Bargaining Unit Welfare Benefit Plan for Retirees, and TimkenSteel Corporation Welfare Benefit Plan for Retirees.

During the second quarter of 2019, the Company amended the TimkenSteel Corporation Bargaining Unit Welfare Plan for Retirees relating to moving Medicare-eligible retirees to an individual plan on a Medicare healthcare exchange. The amendment reduced the postretirement liability by $70.2 million and required the Company to perform a full remeasurement of its obligation and plan assets as of April 30, 2019. The $70.2 million reduction in the APBO was recognized in Other Comprehensive Income (Loss) in 2019 and is being amortized as an offset to postretirement benefit cost over a period of 12 years (average remaining service period). In addition to the reduction of the APBO, the Company recognized a net remeasurement loss of $4.4 million for the year ended December 31, 2019.

During the fourth quarter of 2019, the Company amended the Supplemental Pension Plan of TimkenSteel Corporation, which provides for the payment of nonqualified supplemental pension benefits to certain salaried participants in the TimkenSteel Corporation Retirement Plan. The amendment provides for the cessation of benefit accruals under the Supplemental Plan, effective as of December 31, 2020. Effective January 1, 2021, there will be no new accruals of benefits, including with respect to service accruals and the final average compensation determination. Certain of the Company’s named executive officers are participants in the plan. Existing benefits under the plan, as of December 31, 2020, will otherwise continue in accordance with the terms of the plan. This amendment reduced the pension liability, resulting in a curtailment gain of $0.8 million for the year ended December 31, 2019. This curtailment gain was recognized in Other Income (Expense) in the Consolidated Statement of Operations.

During the fourth quarter of 2019, the Company amended the TimkenSteel Corporation Retirement Plan, which provides payments of tax-qualified pension benefits to certain salaried employees of the Company and its subsidiaries, to cease benefit accruals under the Pension Plan for all remaining active participants, effective as of December 31, 2020. This plan amendment reduced the pension liability, resulting in a curtailment gain of $8.1 million for the year ended December 31, 2019. This curtailment gain was recognized in Other Income (Expense) in the Consolidated Statement of Operations.

During the fourth quarter of 2019, the Company also amended the TimkenSteel Corporation Welfare Benefit Plan for Retirees, under which certain retired salaried employees of the Company and its subsidiaries are eligible to receive a Company contribution for their medical and prescription drug benefits under the retiree welfare plan. The amendment was to eliminate the retiree medical subsidy, effective as of December 31, 2019, for all remaining active salaried participants who retire after December 31, 2019 (provided, however, that participants who were laid off on or before March 31, 2020 and who otherwise qualified for the retiree medical subsidy under the terms of the retiree welfare plan remained entitled to receive the retiree medical subsidy). This plan amendment reduced the postretirement liability by $2.3 million in 2019, was recognized in Other Comprehensive Income (Loss) in 2019 and is being amortized as an offset to postretirement benefit cost in future periods.

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

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2020 and 2019:

	Pension		Postretirement
Change in benefit obligation:	2020	2019	2020	2019
Benefit obligation at the beginning of year	$1,311.4	$1,178.3	$126.2	$194.7
Service cost	19.4	17.4	1.0	1.1
Interest cost	42.7	48.9	4.2	5.9
Actuarial (gains) losses	114.8	145.7	6.1	11.4
Benefits paid	(71.2)	(72.3)	(9.2)	(14.4)
Plan amendment	—	(0.7)	—	(72.5)
Curtailments	—	(8.9)	—	—
Settlements	(24.7)	—	—	—
Foreign currency translation adjustment	2.7	3.0	—	—
Benefit obligation at the end of year	$1,395.1	$1,311.4	$128.3	$126.2

Significant actuarial losses related to changes in benefit obligations for 2020 and 2019 primarily resulted from decreases in discount rates.

	Pension		Postretirement
Change in plan assets:	2020	2019	2020	2019
Fair value of plan assets at the beginning of year	$1,155.4	$1,054.4	$82.3	$86.1
Actual return on plan assets	167.0	167.7	7.0	8.9
Company contributions / payments	1.9	2.0	—	1.7
Benefits paid	(71.2)	(72.3)	(7.1)	(14.4)
Settlements	(24.7)	—	—	—
Foreign currency translation adjustment	3.3	3.6	—	—
Fair value of plan assets at end of year	$1,231.7	$1,155.4	$82.2	$82.3
Funded status at end of year	$(163.4)	$(156.0)	$(46.1)	$(43.9)

The Salaried Plan has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2020, the cumulative cost of all lump sum payments was projected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2020. For the year ended December 31, 2020, total settlements were $24.7 million. These settlements are included in the tables above and in the net remeasurement losses (gains) as a component of net periodic benefit cost. The cumulative cost of all lump sums did not exceed service cost and interest cost components of net periodic pension cost for the year ended December 31, 2019.

For the years ended December 31, 2020 and 2019, the pension plan had administrative expenses of $3.8 million and $3.5 million, respectively. These expenses are included in benefits paid in the tables above.

The accumulated benefit obligation at December 31, 2020 exceeded the fair value of plan assets for two of the Company’s pension plans. For these plans, the benefit obligation was $1,081.2 million, the accumulated benefit obligation was $1,063.9 million and the fair value of plan assets was $884.3 million as of December 31, 2020.

The total pension accumulated benefit obligation for all plans was $1,377.6 million and $1,294.5 million as of December 31, 2020 and 2019, respectively.

Amounts recognized on the balance sheet at December 31, 2020 and 2019 for TimkenSteel’s pension and postretirement benefit plans include:

	Pension		Postretirement
	2020	2019	2020	2019
Non-current assets	$33.5	$25.2	$—	$—
Current liabilities	(0.6)	(0.6)	(1.7)	(2.4)
Non-current liabilities	(196.3)	(180.6)	(44.4)	(41.5)
Total	$(163.4)	$(156.0)	$(46.1)	$(43.9)

Included in accumulated other comprehensive loss at December 31, 2020 and 2019, were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension		Postretirement
	2020	2019	2020	2019
Unrecognized prior service (benefit) cost	$0.2	$0.5	$(61.9)	$(67.8)

The weighted average assumptions used in determining benefit obligation as of December 31, 2020 and 2019 were as follows:

	Pension		Postretirement
Assumptions:	2020	2019	2020	2019
Discount rate	2.68%	3.42%	2.65%	3.42%
Future compensation assumption	2.29%	2.32%	n/a	n/a

The weighted average assumptions used in determining benefit cost for the years ended December 31, 2020 and 2019 were as follows:

	Pension		Postretirement
Assumptions:	2020	2019	2020	2019
Discount rate(1)	3.42%	4.30%	3.42%	4.34% / 3.94%
Future compensation assumption	2.32%	2.36%	n/a	n/a
Expected long-term return on plan assets	5.80%	6.41%	4.50%	5.00%
(1)

The discount rate for the postretirement plans was adjusted after the second quarter 2019 amendment. To calculate benefit costs, the discount rate of 4.34% was used for January to April 2019 and the discount rate of 3.94% was used for May to December 2019.

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

For measurement purposes, TimkenSteel assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 5.50% and 5.75% for 2020 and 2019, respectively.

The components of net periodic benefit cost (income) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Pension			Postretirement
	Years Ended December 31,			Years Ended December 31,
Components of net periodic benefit cost (income):	2020	2019	2018	2020	2019	2018
Service cost	$19.4	$17.4	$17.2	$1.0	$1.1	$1.6
Interest cost	42.7	48.9	45.6	4.2	5.9	7.6
Expected return on plan assets	(64.3)	(65.0)	(74.0)	(3.5)	(3.9)	(4.8)
Amortization of prior service cost	0.3	0.4	0.5	(6.0)	(3.8)	0.2
Curtailment	—	(8.9)	—	—	—	—
Net remeasurement losses (gains)	12.1	43.1	49.1	2.6	6.4	(5.6)
Net Periodic Benefit Cost (Income)	$10.2	$35.9	$38.4	$(1.7)	$5.7	$(1.0)

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

The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2020:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9.2	$0.9	$8.3	$—
U.S government and agency securities	345.7	337.4	8.3	—
Corporate bonds	276.9	—	276.9	—
Equity securities	68.5	68.5	—	—
Mutual fund - fixed income	0.1	0.1	—	—
Mutual fund - equities	22.0	22.0	—	—
Other	0.2	—	0.2	—
Total Assets in the fair value hierarchy	$722.6	$428.9	$293.7	$—
Assets measured at net asset value (1)	509.1	—	—	—
Total Assets	$1,231.7	$428.9	$293.7	$—
(1)

Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, hedge funds, and risk parity investments. As of December 31, 2020, these assets are redeemable at net asset value within 90 days.

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
(1)

Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and risk parity investments. As of December 31, 2019, these assets were redeemable at net asset value within 90 days.

The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of December 31, 2020:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3.0	$3.0	$—	$—
Mutual fund - fixed income	11.7	11.7	—	—
Mutual fund - equities	5.0	5.0	—	—
Total Assets in the fair value hierarchy	$19.7	$19.7	$—	$—
Assets measured at net asset value (1)	62.5	—	—	—
Total Assets	$82.2	$19.7	$—	$—
(1)

Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, hedge funds, and risk parity investments. As of December 31, 2020, these assets are redeemable at net asset value within 90 days.

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
(1)

Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and risk parity investments. As of December 31, 2019, these assets were redeemable at net asset value within 90 days.

Future benefit payments are expected to be as follows:

Benefit Payments:	Pension	Postretirement
2021	$79.1	$11.1
2022	86.2	10.3
2023	81.6	9.5
2024	74.5	8.8
2025	74.3	8.4
2026-2030	366.0	37.9

The Company expects to make required contributions to its U.K. pension plan in 2021 of approximately $1.4 million.

Defined Contribution Plans

The Company recorded expense primarily related to employer matching and non-discretionary contributions to these defined contribution plans of $3.2 million in 2020, $7.1 million in 2019, and $6.3 million in 2018. Effective June 1, 2020, the Company suspended employer matching contributions for all salaried employees. In December 2020, the Company announced that employer matching contributions would be reinstated effective March 1, 2021.

Note 16 - Stock-Based Compensation

Description of the Plan

On April 28, 2016, shareholders of TimkenSteel approved the TimkenSteel Corporation Amended and Restated 2014 Equity and Incentive Compensation Plan (TimkenSteel 2014 Plan), which authorized the Compensation Committee of the TimkenSteel Board of Directors to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted shares, restricted share unit awards, performance shares, performance units, deferred shares and common shares) and cash awards to TimkenSteel employees and non-employee directors. No more than 11.05 million TimkenSteel common shares may be delivered under the TimkenSteel 2014 Plan (including up to 3.0 million common shares for “replacement awards” to current holders of The Timken Company equity awards under The Timken Company’s equity compensation plans at the time of the spinoff). The TimkenSteel 2014 Plan contains fungible share counting mechanics, which generally means that awards other than stock options and stock appreciation rights will be counted against the aggregate share limit as 2.50 common shares for every one common share that is actually issued or transferred under such awards. With the approval of the TimkenSteel Corporation 2020 Equity and Incentive Compensation Plan, as discussed below, no additional grants may be made under the TimkenSteel 2014 Plan.

On May 6, 2020, shareholders of TimkenSteel approved the TimkenSteel Corporation 2020 Equity and Incentive Compensation Plan (TimkenSteel 2020 Plan), which replaced the previously approved TimkenSteel 2014 Plan. The TimkenSteel 2020 Plan authorizes the Compensation Committee to provide cash awards and equity-based compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and certain other awards for the primary purpose of providing our employees, officers and directors incentives and rewards for service and/or performance. Subject to adjustment as described in the TimkenSteel 2020 Plan, and subject to the TimkenSteel 2020 Plan share counting rules, a total of 2.0 million common shares of the Company are available for awards granted under the TimkenSteel 2020 Plan (plus shares subject to awards granted under the TimkenSteel 2020 Plan or the TimkenSteel 2014 Plan that are canceled or forfeited, expire, are settled for cash, or are unearned to the extent of such cancellation, forfeiture, expiration, cash settlement or unearned amount, as further described in the TimkenSteel 2020 Plan). These shares may be shares of original issuance or treasury shares, or a combination of both. The aggregate number of shares available under the TimkenSteel 2020 Plan will generally be reduced by one common share for every one share subject to an award granted under the TimkenSteel 2020 Plan. The TimkenSteel 2020 Plan also provides that, subject to adjustment as described in the TimkenSteel 2020 Plan: (1) the aggregate number of common shares actually issued or transferred upon the exercise of incentive stock options will not exceed 2.0 million common shares; and (2) no non-employee director of the Company will be granted, in any period of one calendar year, compensation for such service having an aggregate maximum value (measured at the grant date as applicable, and calculating the value of any awards based on the grant date fair value for financial reporting purposes) in excess of $0.5 million.

As of December 31, 2020, approximately 2.2 million shares of TimkenSteel common stock remained available for grants under the TimkenSteel 2020 Plan.

Stock Options

The following table provides the significant assumptions used to calculate the grant date fair values of stock options granted using a Black-Scholes option pricing method:

	2020	2019	2018
Weighted-average fair value per option	$2.23	$5.54	$7.46
Risk-free interest rate	0.96%	2.63%	2.77%
Dividend yield	—%	—%	—%
Expected stock volatility	42.67%	41.36%	41.67%
Expected life - years	6	6	6

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

The following summarizes TimkenSteel stock option activity from January 1, 2020 to December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding as of December 31, 2019	2,641,570	$20.64
Granted	511,020	$5.26
Exercised	—	$—
Canceled, forfeited or expired	(221,525)	$12.08
Outstanding as of December 31, 2020	2,931,065	$18.61	5.2	$—
Options expected to vest	641,392	$8.21	8.7	$—
Options exercisable	2,289,673	$21.52	4.2	$—

Stock options presented in the table above represent TimkenSteel awards only, including those held by The Timken Company employees.

There were no stock options that were exercised during 2020.

Time-Based Restricted Stock Units

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period.

The following summarizes TimkenSteel stock-settled, time-based restricted stock unit activity from January 1, 2020 to December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,103,487	$11.89
Granted	931,244	$4.24
Vested	(548,301)	$10.55
Canceled, forfeited or expired	(114,104)	$7.23
Outstanding as of December 31, 2020	1,372,326	$7.62

Time-based restricted stock units presented in the table above represent TimkenSteel awards only.

Performance-Based Restricted Stock Units

Performance-based restricted stock units issued in 2020 are earned based on the average payout (determined under a Compensation Committee approved matrix) for the Company’s relative total shareholder return as compared to an identified peer group of steel companies. The overall vesting period is generally three years, with relative total shareholder return measured for the one, two and three-year periods creating effectively a “nested” 1-year, 2-year, and 3-year plan to support rapid and sustained shareholder value creation. Relative total shareholder return is calculated for each nested performance period by taking the beginning and ending price points based off a 20-trading day average closing stock price as of December 31.

The following summarizes TimkenSteel stock-settled performance-based restricted stock unit activity from January 1, 2020 to December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	182,180	$4.98
Canceled, forfeited or expired	(6,216)	$4.97
Outstanding as of December 31, 2020	175,964	$4.98

The table above does not include the stock-settled performance units that were granted before 2020 as these grants are not expected to payout.

Other Information

TimkenSteel recognized stock-based compensation expense of $6.6 million, $7.4 million and $7.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, future stock-based compensation expense related to the unvested portion of all awards is approximately $6.1 million, which is expected to be recognized over a weighted average period of 1.5 years.

Certain restricted stock units, including some performance-based restricted stock units, are settled in cash and were adjusted and substituted. TimkenSteel has a liability of $0.1 million as of December 31, 2020 and 2019 for these awards which was included in salaries, wages and benefits, and other non-current liabilities on the Consolidated Balance Sheets. There were no cash-settled restricted stock units granted during 2020 or 2019.

On December 16, 2020, the Board of Directors of TimkenSteel appointed and elected Michael S. Williams as President and Chief Executive Officer of the Company, effective January 1, 2021. The Board further appointed and elected Mr. Williams as a director, also effective January 1, 2021. The Compensation Committee of TimkenSteel’s Board of Directors approved grants of inducement equity awards to Mr. Williams consisting of time-based restricted share units covering 423,400 TimkenSteel’s common shares, with a grant date fair value of $5.17 and performance-based restricted share units covering a target number of 423,400 of TimkenSteel’s common shares (with a maximum payout opportunity of 635,100 common shares), with a grant date fair value of $5.68. The design of the performance-based restricted share units are similar to the performance-vested restricted stock units discussed above. These awards were granted outside of the TimkenSteel Corporation 2020 Equity and Incentive Compensation Plan as inducements material to Mr. Williams' acceptance of employment with TimkenSteel. The grant date for the awards is January 5, 2021 with future stock-based compensation expense of $4.6 million, which is expected to be recognized over three years.

Note 17 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020 and 2019 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2019	$(6.8)	$51.5	$44.7
Other comprehensive income before reclassifications, before income tax	1.4	—	1.4
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(5.6)	(5.6)
Tax effect	—	(0.1)	(0.1)
Net current period other comprehensive income, net of income taxes	1.4	(5.7)	(4.3)
Balance as of December 31, 2020	$(5.4)	$45.8	$40.4

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2018	$(7.3)	$(1.6)	$(8.9)
Other comprehensive income before reclassifications, before income tax	0.5	—	0.5
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.4)	(2.4)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	72.2	72.2
Tax effect	—	(16.7)	(16.7)
Net current period other comprehensive income, net of income taxes	0.5	53.1	53.6
Balance as of December 31, 2019	$(6.8)	$51.5	$44.7

The amount reclassified from accumulated other comprehensive income (loss) in the year ended December 31, 2020 for the pension and postretirement liability adjustment was included in other (income) expense, net in the Consolidated Statements of Operations.

Note 18 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of December 31, 2020 and 2019, TimkenSteel had a $1.0 million and $1.5 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

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

Transactions with The Timken Company

TimkenSteel sold finished goods to The Timken Company. During the years ended December 31, 2020, 2019 and 2018, revenues from related-party sales of products totaled $23.4 million or 2.8% of net sales, $26.1 million or 2.2% of net sales, and $43.2 million or 2.7% of net sales, respectively.

TimkenSteel did not purchase material from The Timken Company during the years ending December 31, 2020, 2019 or 2018. In addition, certain TimkenSteel third-party service providers were paid by The Timken Company on behalf of TimkenSteel. TimkenSteel would subsequently reimburse The Timken Company in cash for such payments.

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

Note 20 – Subsequent Events

On February 16, 2021, management announced a plan to indefinitely idle its Harrison melt and cast assets, late in the first quarter of 2021. Going forward, all of the Company’s melting and casting activities will take place at the Faircrest location. The Company is working collaboratively with employees, suppliers and a number of customers to ensure a well-organized and efficient transition. The Company’s rolling and finishing operations at Harrison will not be impacted by these actions.

At this time, the Company is still reviewing Harrison melt and cast related assets to determine potential alternative uses for selected assets. As a result, the Company estimates that it will recognize non-cash charges of between $8 million and $10 million related to the write down of the associated Harrison melt and cast assets in the first quarter of 2021. The Company does not anticipate incurring any required cash expenditures related to these charges.

There are approximately 100 Canton-based hourly employees, represented by the United Steelworkers, potentially impacted by this decision. Position eliminations will be processed in accordance with the terms and conditions of the 2017 Basic Labor Agreement between TimkenSteel Corporation and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local 2003. As such, the ultimate number of employees impacted is unknown at this time.

SUPPLEMENTAL DATA

Selected Quarterly Financial Data (Unaudited)

(dollars in millions, except per share data)

The following is selected quarterly operating results for each quarter of fiscal 2020 and 2019 for TimkenSteel.

	Quarters ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net sales	$211.2	$205.9	$154.0	$259.7
Gross profit	14.2	(2.4)	(4.0)	7.8
Net income (loss)	(12.8)	(13.9)	(15.3)	(19.9)
Per share data:
Basic earnings (loss) per share	$(0.28)	$(0.31)	$(0.34)	$(0.44)
Diluted earnings (loss) per share	$(0.28)	$(0.31)	$(0.34)	$(0.44)

	Quarters ended
	December 31, 2019	September 30. 2019	June 30, 2019	March 31, 2019
Net sales	$226.9	$274.2	$336.7	$371.0
Gross profit	(18.0)	(2.6)	14.8	28.4
Net income (loss)	(84.6)	(17.0)	(11.9)	3.5
Per share data:
Basic earnings (loss) per share	$(1.89)	$(0.38)	$(0.27)	$0.08
Diluted earnings (loss) per share	$(1.89)	$(0.38)	$(0.27)	$0.08

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

TimkenSteel management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2020, TimkenSteel’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on our assessment of TimkenSteel’s internal control over financial reporting as of December 31, 2020. Please refer to Item 8, “Reports of Independent Registered Public Accounting Firm.”

Changes in Internal Controls

There have been no changes during the Company’s fourth quarter of 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Required information will be set forth under the captions “Proposal 1: Election of directors” in the proxy statement to be filed within 120 days of December 31, 2020 in connection with the annual meeting of shareholders to be held on May 5, 2021, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board of directors information - Audit committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held on May 5, 2021, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Required information will be set forth under the captions “Compensation discussion and analysis”; “2020 Summary compensation table”; “2020 Grants of plan-based awards table”; “Outstanding equity awards at 2020 year-end table”; “2020 Option exercises and stock vested table”; “Pension benefits”; “2020 Nonqualified deferred compensation table”; “Potential payments upon termination or change in control”; “Director compensation”; “CEO pay ratio”; “Board of directors information - Compensation committee”; “Board of directors information - Compensation committee interlocks and insider participation”; and “Board of directors information - Compensation committee report” in the proxy statement to be filed within 120 days of December 31, 2020 in connection with the annual meeting of shareholders to be held on May 5, 2021, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Required information, including with respect to institutional investors owning more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial ownership of common stock” in the proxy statement to be filed within 120 days of December 31, 2020 in connection with the annual meeting of shareholders to be held on May 5, 2021, and is incorporated herein by reference. Required information regarding securities authorized for issuance under the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Required information will be set forth under the captions “Corporate governance - Director independence” and “ Corporate governance - Related-party transactions approval policy” in the proxy statement to be filed within 120 days of December 31, 2020 in connection with the annual meeting of shareholders to be held on May 5, 2021, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2020 and 2019 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “ Proposal 2: Ratification of appointment of independent auditors - Services of independent auditor for 2020“ and “Proposal 2: Ratification of appointment of independent auditors - Audit committee pre-approval policies and procedures” in the proxy statement to be filed within 120 days of December 31, 2020 in connection with the annual meeting of shareholders to be held on May 5, 2021, and is incorporated herein by reference.

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

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on February 25, 2020, File No. 001-36313).
4.4

Second Supplemental Indenture, dated December 15, 2020, by and between the Company and U.S. Bank National Association, as Trustee (including Form of New Convertible Note) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2020, File No. 001-36313).

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
10.12

Form of Severance Agreement between TimkenSteel and Certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 26, 2017, File No. 001-36313).\

10.13

Amended and Restated TimkenSteel Corporation 2014 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).

10.14

Amended and Restated TimkenSteel Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).

10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313).
10.16	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019, File No. 001-36313).
10.17	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019, File No. 001-36313).
10.18	Form of Time-Based Ratable Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019, File No. 001-36313).
10.19	Form of Deferred Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016, File No. 001-36313).

10.20

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

10.21	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020, File No. 001-36313).
10.22	Form of Director Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2020, File No. 001-36313).
10.23	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2020, File No. 001-36313).
10.24*	Restricted Share Unit Inducement Award Agreement dated as of January 5, 2021 by and between TimkenSteel Corporation and Michael S. Williams.
10.25*	Performance-Based Restricted Share Unit Inducement Award Agreement dated as of January 5, 2021 by and between TimkenSteel Corporation and Michael S. Williams.
10.26*	Severance Agreement dated as of January 1, 2021 between TimkenSteel Corporation and Michael S. Williams.
10.27*	Form of Severance Agreement between TimkenSteel and Certain Executive Officers.
10.28	TimkenSteel Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020, File No. 001-36313).
21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.
**	Furnished herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2020	2019	2018
Balance at Beginning of Period	$1.5	$1.7	$1.4
Additions:
Charged to Costs and Expenses (1)	—	—	0.3
Deductions (2)	(0.2)	(0.2)	—
Balance at End of Period	$1.3	$1.5	$1.7
Allowance for inventory reserves	2020	2019	2018
Balance at Beginning of Period	$10.7	$6.1	$8.9
Additions:
Charged to Costs and Expenses (3)	4.1	9.0	1.6
Deductions (4)	(0.9)	(4.4)	(4.4)
Balance at End of Period	$13.9	$10.7	$6.1
Valuation allowance on deferred tax assets:	2020	2019	2018
Balance at Beginning of Period	$34.9	$43.7	$36.6
Additions:
Charged to Costs and Expenses (5)	12.4	—	7.1
Charged to Other Accounts (6)	1.4	16.7	—
Deductions (7)	(1.0)	(25.5)	—
Balance at End of Period	$47.7	$34.9	$43.7
(1)	Provision for uncollectible accounts included in expenses.
(2)	Actual accounts written off against the allowance, net of recoveries.
(3)	Provisions for surplus and obsolete inventory and lower cost or net realizable value included in expenses.
(4)	Inventory items written off against the allowance.
(5)	Increase in valuation allowance is recorded as a component of the provision for income taxes.
(6)	Amount relates to valuation allowances recorded against other comprehensive income (loss).
(7)

Amount primarily relates to an additional paid-in capital adjustment associated with the Convertible Notes for the year ended December 31, 2020 and the change in accounting principle from LIFO to FIFO for the year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	February 25, 2021	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Williams	Chief Executive Officer and President (Principal Executive Officer)	February 25, 2021
Michael S. Williams

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Kristopher R. Westbrooks

/s/ Nicholas A. Yacobozzi	Corporate Controller (Principal Accounting Officer)	February 25, 2021
Nicholas A. Yacobozzi

*	Director	February 25, 2021
Joseph A. Carrabba

*	Director	February 25, 2021
Leila L. Vespoli

*	Director	February 25, 2021
Diane C. Creel

*	Director	February 25, 2021
Randall H. Edwards

*	Director	February 25, 2021
Donald T. Misheff

*	Director	February 25, 2021
John P. Reilly

*	Director	February 25, 2021
Ronald A. Rice

*	Director	February 25, 2021
Terry L. Dunlap

*	Director	February 25, 2021
Randall A. Wotring

*Signed by the undersigned as attorney-in-fact and agent for the directors indicated.

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Kristopher R. Westbrooks