Form 10-Q
period 2021-03-31
TimkenSteel Corp
filed 2021-05-06
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Shares, without par value	45,702,530

TimkenSteel Corporation

Part I. Financial Information

Item 1. Financial Statements

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions, except per share data)
Net sales	$273.6	$259.7
Cost of products sold	242.9	251.9
Gross Profit	30.7	7.8

Selling, general and administrative expenses	19.5	23.4
Restructuring charges	0.5	0.6
Loss (gain) on sale or disposal of assets, net	—	(2.3)
Impairment charges	8.2	—
Interest expense	1.9	3.2
Other (income) expense, net	(9.4)	2.7
Income (Loss) Before Income Taxes	10.0	(19.8)
Provision (benefit) for income taxes	0.2	0.1
Net Income (Loss)	$9.8	$(19.9)

Per Share Data:
Basic earnings (loss) per share	$0.22	$(0.44)
Diluted earnings (loss) per share	$0.20	$(0.44)

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Net income (loss)	$9.8	$(19.9)
Other comprehensive income (loss)
Foreign currency translation adjustments	0.1	(1.8)
Pension and postretirement liability adjustments	(1.5)	(1.1)
Other comprehensive income (loss), net of tax	(1.4)	(2.9)
Comprehensive Income (Loss), net of tax	$8.4	$(22.8)

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2021	December 31, 2020
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$115.7	$102.8
Accounts receivable, net of allowances (2021 - $1.6 million; 2020 - $1.3 million)	96.3	63.3
Inventories, net	202.7	178.4
Deferred charges and prepaid expenses	3.7	4.0
Assets held for sale	—	0.3
Other current assets	12.0	8.8
Total Current Assets	430.4	357.6

Property, plant and equipment, net	550.0	569.8
Operating lease right-of-use assets	19.3	21.0
Pension assets	37.3	33.5
Intangible assets, net	8.5	9.3
Other non-current assets	2.6	2.8
Total Assets	$1,048.1	$994.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$136.4	$89.5
Salaries, wages and benefits	28.7	29.4
Accrued pension and postretirement costs	2.3	2.3
Current operating lease liabilities	7.0	7.5
Current convertible notes, net	40.2	38.9
Other current liabilities	12.5	13.4
Total Current Liabilities	227.1	181.0

Non-current convertible notes, net	44.7	39.3
Credit Agreement	—	—
Non-current operating lease liabilities	12.3	13.5
Accrued pension and postretirement costs	239.4	240.7
Deferred income taxes	1.0	1.0
Other non-current liabilities	10.3	11.0
Total Liabilities	534.8	486.5

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2021 and 2020 - 45.7 million shares	—	—
Additional paid-in capital	824.7	843.4
Retained deficit	(349.4)	(363.4)
Treasury shares - 2021 - 0.1 million; 2020 - 0.6 million	(1.0)	(12.9)
Accumulated other comprehensive income (loss)	39.0	40.4
Total Shareholders’ Equity	513.3	507.5
Total Liabilities and Shareholders’ Equity	$1,048.1	$994.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	45,164,308	$843.4	$(363.4)	$(12.9)	$40.4	$507.5
Net income (loss)	—	—	9.8	—	—	9.8
Other comprehensive income (loss)	—	—	—	—	(1.4)	(1.4)
Adoption of new accounting standard	—	(10.6)	4.2	—	—	(6.4)
Stock-based compensation expense	—	1.8	—	—	—	1.8
Stock option activity	—	2.5	—	—	—	2.5
Issuance of treasury shares	580,248	(12.4)	—	12.4	—	—
Shares surrendered for taxes	(72,174)	—	—	(0.5)	—	(0.5)
Balance at March 31, 2021	45,672,382	$824.7	$(349.4)	$(1.0)	$39.0	$513.3

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	44,820,153	$844.8	$(301.5)	$(24.9)	$44.7	$563.1
Net income (loss)	—	—	(19.9)	—	—	(19.9)
Other comprehensive income (loss)	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	2.0	—	—	—	2.0
Issuance of treasury shares	215,708	(5.7)	—	5.7	—	—
Shares surrendered for taxes	(70,033)	—	—	(0.2)	—	(0.2)
Balance at March 31, 2020	44,965,828	$841.1	$(321.4)	$(19.4)	$41.8	$542.1

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$9.8	$(19.9)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	17.6	18.6
Amortization of deferred financing fees and debt discount	0.3	1.3
Loss (gain) on sale or disposal of assets	—	(2.3)
Impairment charges	8.2	—
Deferred income taxes	—	0.2
Stock-based compensation expense	1.8	2.0
Pension and postretirement (benefit) expense, net	(4.7)	8.1
Changes in operating assets and liabilities:
Accounts receivable, net	(33.0)	(16.3)
Inventories, net	(28.2)	41.2
Accounts payable	48.1	26.7
Other accrued expenses	(2.4)	5.7
Pension and postretirement contributions and payments	(1.6)	(2.5)
Deferred charges and prepaid expenses	0.3	(0.3)
Other, net	(3.0)	1.3
Net Cash Provided (Used) by Operating Activities	13.2	63.8

Investing Activities
Capital expenditures	(2.3)	(2.9)
Proceeds from disposals of property, plant and equipment	—	7.8
Net Cash Provided (Used) by Investing Activities	(2.3)	4.9

Financing Activities
Proceeds from exercise of stock options	2.5	—
Shares surrendered for employee taxes on stock compensation	(0.5)	(0.2)
Repayments on credit agreements	—	(30.0)
Net Cash Provided (Used) by Financing Activities	2.0	(30.2)
Increase (Decrease) in Cash and Cash Equivalents	12.9	38.5
Cash and cash equivalents at beginning of period	102.8	27.1
Cash and Cash Equivalents at End of Period	$115.7	$65.6

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared by TimkenSteel Corporation (the “Company” or “TimkenSteel”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.

Certain items previously reported in specific financial statement captions have been reclassified to conform with current year presentation.

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company adopted the following Accounting Standard Updates (“ASU”) in the first quarter of 2021.

Standard Adopted	Description	Date of Adoption	Impact
ASU 2019-12, Income Taxes (Topic 740)	The standard simplifies the accounting for income taxes by removing various exceptions.	January 1, 2021	The adoption of this standard had an immaterial impact on the Company’s tax provision.
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

January 1, 2021

The Company early adopted this standard as of January 1, 2021 using the modified retrospective method of transition. The standard had a material impact on the Consolidated Financial Statements. See below for additional information.

Upon adoption of ASU 2020-06 prospectively as of January 1, 2021, all outstanding Convertible Notes are now fully classified as a liability, there is no longer a separate equity component and the Convertible Notes will no longer have a debt discount that is amortized. This resulted in a decrease of $10.6 million to additional paid-in capital and an increase of $1.1 million and $5.3 million to current convertible notes, net and non-current convertible notes, net, respectively, on the Consolidated Balance Sheets as of January 1, 2021. Additionally, retained deficit was reduced by $4.2 million in the Consolidated Balance Sheets as of January 1, 2021 to remove amortization expense recognized in prior periods. The adoption of this standard did not have an effect on the Company’s cash flows, liquidity, and the methodology used for the earnings per share calculation. Refer to “Note 10 – Financing Arrangements” for additional information on the Company’s Convertible Notes.

There are no current ASUs issued, but not adopted, that will have an impact on the Company.

Legislation related to the COVID-19 Pandemic

Coronavirus Aid, Relief, and Economic Security ("CARES") Act

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act did not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company took advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the CARES Act. At December 31, 2020, the Company had deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets. The deferred amount of payments is to be paid in two equal installments at December 31, 2021 and December 31, 2022.

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee throughout the year. The Company qualified for the tax credit in the second and third quarters of 2020 and accrued a benefit of $2.3 million in the fourth quarter of 2020 related to the Employee Retention Credit in other (income) expense, net on the Company’s Consolidated Statements of Operations. The Company is currently in the process of filing for this credit.

Consolidated Appropriations Act, 2021 (“CAA”)

On December 27, 2020, the President of the United States signed the Consolidated Appropriation Act, 2021 (“CAA”). The CAA includes additional COVID-19 relief that expands upon the relief provided in the CARES Act, including, but not limited to, the extension of tax deductions, credits, and incentives. The Company has evaluated the CAA for any potential impact. While it was determined that the CAA revised and extended the Employee Retention Credit into 2021, the CAA is not expected to have an impact on the Company as furloughs related to the COVID-19 pandemic ceased in 2020. Furthermore, the Company does not expect any of the other provisions within the CAA to provide a benefit.

American Rescue Plan Act of 2021 (“ARPA”)

On March 11, 2021, the President of the United States signed the American Rescue Plan Act of 2021 (“ARPA”). APRA strengthens and extends certain programs enacted through the CARES Act and establishes new relief programs aimed at mitigating the financial impact of the COVID-19 pandemic. The Company is evaluating the provisions within the ARPA. At this time, two provisions are anticipated to impact the Company.

The first applicable provision imposes new requirements related to health coverage provided by the Consolidated Omnibus Budget Reconciliation Act (“COBRA”). Under the ARPA, employers are required to provide a 100% premium subsidy for COBRA health care continuation coverage for certain employees for the period of April 1, 2021 through September 30, 2021. The Company will be reimbursed for this additional coverage through fully refundable payroll tax credits.

The second applicable provision offers funding relief for single-employer defined benefit pension plans. Specifically, the ARPA provides enhanced interest rate stabilization, as well as extended amortization of funding shortfalls. The Company is currently evaluating the impact and timing of election options permitted by the ARPA on required contributions to our domestic defined benefit pension plans. At this time based on current assumptions and expected asset returns, pending further IRS guidance, we believe that the ARPA provisions are likely to result in a delay in the timing of required Company contributions until 2028. However, these estimates are subject to significant uncertainty.

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Mobile	$133.6	$97.7
Industrial	124.7	113.3
Energy	7.7	25.2
Other (1)	7.6	23.5
Total Net Sales	$273.6	$259.7

(1) “Other” sales by end-market sector includes the Company’s scrap and oil country tubular goods (“OCTG”) billet sales.

The following table provides the major sources of revenue by product type for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Bar	$173.2	$168.1
Tube	36.1	30.4
Value-add	56.7	55.5
Other (2)	7.6	5.7
Total Net Sales	$273.6	$259.7

(2) “Other” sales by product type includes the Company’s scrap sales.

Note 4 - Restructuring Charges

Beginning in 2019, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization, the closure of the TimkenSteel Material Services (“TMS”) facility in Houston, Texas and other domestic and international actions to further improve the Company’s overall cost structure. Through these restructuring efforts, to date the Company has eliminated approximately 230 salaried positions and recognized restructuring charges of $12.2 million.

Restructuring charges in the first quarter of 2021 amounted to $0.5 million, consisting of $0.3 million related to the transition of customers to other TimkenSteel manufacturing equipment due to the discontinuation of specific small-diameter seamless mechanical tube manufacturing and the indefinite idling of our Harrison melt and casting activities (refer to “Note 5 – Disposition of Non-Core Assets” for additional information). The remaining $0.2 million related to severance and employee-related benefits as a result of continued organizational changes. Approximately 15 salaried positions were eliminated in the first quarter of 2021. TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at March 31, 2021 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the three months ended March 31, 2021 and 2020.

Balance at December 31, 2020	$1.5
Expenses	0.5
Payments	(1.4)
Balance at March 31, 2021	$0.6

Balance at December 31, 2019	$6.0
Expenses	0.6
Payments	(4.0)
Balance at March 31, 2020	$2.6

Note 5 - Disposition of Non-Core Assets

TimkenSteel Material Services Facility

During the first quarter of 2020, management completed its previously announced plan to close the Company’s TMS facility in Houston and began selling the assets at the facility. Accelerated depreciation and amortization on TMS assets of $1.6 million was recorded in the first quarter of 2020 to reduce the net book value of the machinery and equipment to its expected fair value. Subsequent to the closure, certain assets were sold and a gain on sale of $3.2 million was recognized for the three months ended March 31, 2020.

At March 31, 2021, the remaining associated machinery and equipment that was classified as held for sale with a net book value of $0.3 million as of December 31, 2020, was fully impaired as there is no longer an expected market value for these assets. This is classified as impairment charges on the Consolidated Statements of Operations.

The land and buildings associated with TMS are classified as property, plant and equipment, net on the Consolidated Balance Sheets, as it is not probable that these assets will be sold within the next 12 months.

Small-Diameter Seamless Mechanical Tubing Machinery and Equipment

In the third quarter of 2020, TimkenSteel informed customers that as of December 31, 2020 the Company will discontinue the commercial offering of specific small-diameter seamless mechanical tubing products. As a result, the Company recognized accelerated depreciation of $1.5 million for the three months ended March 31, 2021 in alignment with the ramp down of the machinery and equipment used in the manufacturing of these specific products, which was completed in the first quarter of 2021. Spare parts related to this machinery and equipment of $0.5 million was also written down in the first quarter of 2021, as management determined there was no alternative use.

Harrison Melt and Casting Assets

On February 16, 2021, management announced a plan to indefinitely idle its Harrison melt and casting assets, which was completed in the first quarter of 2021. Going forward, all of the Company’s melt and casting activities will take place at the Faircrest location. The Company worked collaboratively with employees, suppliers and a number of customers to ensure a well-organized and efficient transition. The Company’s rolling and finishing operations at Harrison were not impacted by this action.

The Company recognized non-cash charges of $9.5 million related to the write-down of the associated Harrison melt and casting assets in the first quarter of 2021. These charges include $7.9 million related to the impairment of the associated machinery and equipment, which is classified as impairment charges on the Consolidated Statements of Operations, as well as a write-down of spare parts of $1.6 million, as management determined there was no alternative use. The Company did not incur any cash expenditures related to these charges.

TimkenSteel (Shanghai) Corporation Limited

On March 31, 2021, the Company entered into an agreement pursuant to which Daido Steel (Shanghai) Co., Ltd. has agreed to acquire all of the Company’s ownership interest in TimkenSteel (Shanghai) Corporation Limited in an all-cash transaction for approximately $7 million, subject to certain regulatory approvals and other closing conditions. As of March 31, 2021, the Company does not expect a material impact to our Consolidated Statements of Operations. The transaction is expected to close during the third quarter of 2021.

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Pension and postretirement non-service benefit (income) loss	$(9.6)	$(6.6)
Loss (gain) from remeasurement of benefit plans	0.2	9.5
Miscellaneous (income) expense	—	(0.2)
Total other (income) expense, net	$(9.4)	$2.7

Non-service related pension and other postretirement benefit income, for all years, consists of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Retirement Plan (“Salaried Plan”) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2021, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2021, which resulted in a non-cash loss from remeasurement of $0.2 million. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required in the first quarter of 2020 resulting in a non-cash loss from remeasurement of $9.5 million for the three months ended March 31, 2020. For more details on the remeasurement, refer to “Note 11 - Retirement and Postretirement Plans”.

Note 7 - Income Tax Provision

TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2021	2020
Provision (benefit) for incomes taxes	$0.2	$0.1
Effective tax rate	2.0%	(0.5)%

Due to TimkenSteel’s historical operating performance in the U.S., the Company assessed its U.S. deferred tax assets and concluded, based upon all available evidence, that it was more likely than not that it would not realize the assets. As a result, the Company maintains a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The majority of TimkenSteel’s income taxes are derived from foreign operations.

Note 8 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method or if-converted method. For the Convertible Notes, the Company utilizes the if-converted method to calculate diluted earnings (loss) per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense (including amortization of debt issuance costs) recognized on the Convertible Notes and includes the number of shares potentially issuable related to the Convertible Notes in the weighted average shares outstanding. Treasury stock is excluded from the denominator in calculating both basic and diluted earnings (loss) per share.

Common share equivalents for shares issuable for equity-based awards amounted to 5.1 million shares and 4.1 million shares as of March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, 2.3 million shares primarily related to options with exercise prices more than the average market price of our common shares (i.e., “underwater” options) were excluded from the computation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.8 million shares assumed issued and the 1.6 million shares assumed purchased with potential proceeds were included in the denominator of the diluted earnings (loss) per share calculation. All common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2020 because the effect of their inclusion would have been anti-dilutive.

Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2021 as these shares would be dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2020 because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss), basic	$9.8	$(19.9)
Add convertible notes interest	1.3	—
Net income (loss), diluted	$11.1	$(19.9)

Denominator:
Weighted average shares outstanding, basic	45.4	44.9
Dilutive effect of stock-based awards	1.2	—
Dilutive effect of convertible notes	9.1	—
Weighted average shares outstanding, diluted	55.7	44.9

Basic earnings (loss) per share	$0.22	$(0.44)
Diluted earnings (loss) per share	$0.20	$(0.44)

Note 9 - Inventories

The components of inventories, net of reserves as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Manufacturing supplies	$28.5	$37.6
Raw materials	25.1	20.0
Work in process	99.5	79.1
Finished products	58.2	55.6
Gross inventory	211.3	192.3
Allowance for inventory reserves	(8.6)	(13.9)
Total inventories, net	$202.7	$178.4

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes the current and non-current debt as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Credit Agreement	$—	$—
Convertible Senior Notes due 2021	40.2	38.9
Convertible Senior Notes due 2025	44.7	39.3
Total debt	$84.9	$78.2
Less current portion of debt	40.2	38.9
Total non-current portion of debt	$44.7	$39.3

Amended Credit Agreement

On October 15, 2019, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), Bank of America, N.A., as syndication agent, and the other lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018. As of March 31, 2021, the amount available under the Amended Credit Agreement was $241.8 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

Convertible Senior Notes due 2021

The components of the Convertible Senior Notes due 2021 as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Principal	$40.2	$40.2
Less: Debt issuance costs, net of amortization	—	(0.1)
Less: Debt discount, net of amortization	—	(1.2)
Convertible Senior Notes due 2021, net	$40.2	$38.9

The principal amount of the outstanding Convertible Senior Notes due 2021 as of March 31, 2021 is $40.2 million. Transaction costs related to the outstanding Convertible Senior Notes due 2021 were $1.4 million. These costs are amortized to interest expense over the term of the notes. The Convertible Senior Notes due 2021 mature on June 1, 2021. The Convertible Senior Notes due 2021 are currently convertible at the option of holders into a combination of the Company’s common shares and cash, up until the close of business on the business day immediately preceding the maturity date; upon maturity, the Convertible Senior Notes due 2021 remaining outstanding will be settled in cash. For details regarding conversion mechanics and method of settlement, refer to the Indenture for the Convertible Senior Notes due 2021 filed as an exhibit to a Form 8-K on May 31, 2016 and incorporated by reference in our most recent 10-K filing. The Convertible Senior Notes due 2021 are classified as a current liability in the Consolidated Balance Sheets as of March 31, 2021.

Convertible Senior Notes due 2025

The components of the Convertible Senior Notes due 2025 as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Principal	$46.0	$46.0
Less: Debt issuance costs, net of amortization	(1.3)	(1.3)
Less: Debt discount, net of amortization	—	(5.4)
Convertible Senior Notes due 2025, net	$44.7	$39.3

The principal amount of the Convertible Senior Notes due 2025 as of March 31, 2021 is $46.0 million. Transaction costs related to the Convertible Senior Notes due 2025 were $1.5 million. These costs are amortized to interest expense over the term of the notes. The Convertible Senior Notes due 2025 mature on December 1, 2025. The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. For details regarding conversion mechanics and method of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing. The Convertible Senior Notes due 2025 are classified as a non-current liability in the Consolidated Balance Sheets as of March 31, 2021.

Convertible Notes Interest Expense

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$1.2	$1.3
Amortization of debt issuance costs	0.1	0.1
Amortization of debt discount	—	1.1
Total	$1.3	$2.5

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2021 was approximately $40.8 million as of March 31, 2021. The fair value of the Convertible Senior Notes due 2021, which falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance, is based on the price traded closest to March 31, 2021.

The fair value of the Convertible Senior Notes due 2025 was approximately $77.2 million as of March 31, 2021. The fair value of the Convertible Senior Notes due 2025, which falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance, is based on the last price traded in March 2021.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of March 31, 2021.

Cash Interest Paid

The total cash interest paid for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.8 million, respectively.

Note 11 - Retirement and Postretirement Plans

The components of net periodic benefit cost (income) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Pension	Postretirement	Pension	Postretirement
Service cost	$4.4	$0.3	$4.9	$0.3
Interest cost	9.1	0.8	10.9	1.0
Expected return on plan assets	(17.2)	(0.9)	(16.2)	(0.9)
Amortization of prior service cost	0.1	(1.5)	0.1	(1.5)
Net remeasurement losses	0.2	—	9.5	—
Net Periodic Benefit Cost (Income)	$(3.4)	$(1.3)	$9.2	$(1.1)

The Salaried Plan has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2021, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2021, which resulted in a non-cash loss from remeasurement of $0.2 million. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required in the first quarter of 2020, resulting in a non-cash loss from remeasurement of $9.5 million for the three months ended March 31, 2020.

Note 12 – Stock-Based Compensation

During the first quarter of 2021, the Board of Directors granted 797,320 time-based restricted stock units and 651,240 performance-based restricted stock units, which includes the annual grant to our employees, as well as the inducement grant made to our newly hired CEO in January 2021. There were no stock option grants in the first quarter of 2021.

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period. The weighted average fair value of the restricted stock units granted during the three months ended March 31, 2021 was $6.79 per share.

Performance-based restricted stock units issued in 2021 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The weighted average fair value of the performance-based restricted stock units granted during the three months ended March 31, 2021 was $7.57 per share.

TimkenSteel recognized stock-based compensation expense of $1.8 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. Future stock-based compensation expense regarding the unvested portion of all awards is approximately $15.2 million. The future expense is expected to be recognized over the remaining vesting periods through 2024.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2020	$(5.4)	$45.8	$40.4
Other comprehensive income (loss) before reclassifications, before income tax	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.5)	(1.5)
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	0.1	(1.5)	(1.4)
Balance as of March 31, 2021	$(5.3)	$44.3	$39.0

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2019	$(6.8)	$51.5	$44.7
Other comprehensive income (loss) before reclassifications, before income tax	(1.8)	—	(1.8)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.4)	(1.4)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	0.3	0.3
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	(1.8)	(1.1)	(2.9)
Balance as of March 31, 2020	$(8.6)	$50.4	$41.8

The amount reclassified from accumulated other comprehensive income (loss) in the three months ended March 31, 2021 and 2020 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of March 31, 2021 and December 31, 2020, TimkenSteel had a $0.9 million and a $1.0 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business

Note 15 – Subsequent Events

Effective May 7, 2021, Thomas D. Moline, executive vice president of commercial operations, and William P. Bryan, executive vice president of manufacturing and supply chain, will leave the company. Kevin A. Raketich, currently serving as executive vice president of strategy and corporate development at TimkenSteel, will assume a new role as executive vice president of sales, marketing, and business development. In connection with these leadership changes, the Company is expecting to recognize severance and transition charges of approximately $2.1 million in the second quarter of 2021, of which approximately $1.3 million will be a cash charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

Business Overview

We manufacture alloy steel, as well as carbon and micro-alloy steel. Our portfolio includes special bar quality (“SBQ”) bars, seamless mechanical tubing (“tubes”), value-added solutions such as precision steel components, and billets. In addition, we supply machining and thermal treatment services and manage raw material recycling programs, which are also used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; power generation; and oil country tubular goods (“OCTG”).

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

The lead time for our products varies based on product type and specifications. As of the date of this filing, lead times for SBQ bars are averaging 15 to 18 weeks and lead times for tubes are averaging 18 weeks.

On February 16, 2021, management announced a plan to indefinitely idle our Harrison melt and casting assets, which was completed in the first quarter of 2021. Going forward, all of our melt and casting activities will take place at the Faircrest location. We worked collaboratively with employees, suppliers and a number of customers to ensure a well-organized and efficient transition. Our rolling and finishing operations at Harrison were not impacted by this action. Prior to indefinitely idling these assets, we had an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. After indefinitely idling these assets, our annual melt capacity is approximately 1.2 million tons and our shipment capacity is approximately 0.9 million tons.

We conduct our business activities and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way we operate our business and is consistent with the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource and operating decisions for the business as described above. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of our operations.

Impact of Raw Material Prices

In the ordinary course of business, we are exposed to the volatility of the costs of our raw materials. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing process. We utilize a raw material surcharge mechanism when pricing products to our customers, which is designed to mitigate the impact of increases or decreases in raw material costs, although generally with a one-month lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales.

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended March 31, 2021 and 2020.

Net sales for the three months ended March 31, 2021 were $273.6 million, an increase of $13.9 million, or 5.4% compared with the three months ended March 31, 2020. The increase was primarily driven by an increase in surcharges of $21.7 million across all end-market sectors due to higher market prices for scrap and favorable price/mix of $11.5 million driven by the mobile end-market sector. These increases were partially offset by lower volumes of $19.3 million, primarily due to lower energy and OCTG billet shipments in the first quarter of 2021. Excluding surcharges, net sales decreased $7.8 million or 3.6%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended March 31, 2021 to March 31, 2020.

Gross profit for the three months ended March 31, 2021 increased $22.9 million, or 293.6%, compared with the three months ended March 31, 2020. The increase was driven primarily by favorable manufacturing costs and raw material spread, partially offset by price/mix and lower volumes. Favorable manufacturing costs were primarily due to the Company’s significant cost reduction actions and a favorable impact of higher production levels on fixed cost leverage, partially offset by higher variable compensation costs. Raw material spread was favorable due to higher scrap and alloy spreads. Unfavorable price/mix was driven by higher sales in the mobile end-market sector compared with the industrial and energy end-market sectors. Unfavorable volume was due to lower sales of OCTG billets in the first quarter of 2021 and a weak energy market.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2021 and 2020.

SG&A expense for the three months ended March 31, 2021 decreased by $3.9 million, compared with the same period in 2020. The decreases are primarily due to lower wages and benefits expense, which are a result of a reduction in employee headcount following the Company’s restructuring actions. Other related cost reduction actions and lower controllable spend also contributed to the decrease. These decreases are partially offset by increases in variable compensation.

Restructuring Charges

Beginning in 2019, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization, the closure of the TimkenSteel Material Services (“TMS”) facility in Houston, Texas and other domestic and international actions to further improve the Company’s overall cost structure. Through these restructuring efforts, to date the Company has eliminated approximately 230 salaried positions and recognized restructuring charges of $12.2 million. Approximately 15 salaried positions were eliminated in the first quarter of 2021. The Company expects to realize annual savings of approximately $27 million as a result of these actions. Refer to “Note 4 - Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $1.9 million, a decrease of $1.3 million, compared with the three months ended March 31, 2020. The decrease in interest expense was primarily due to the adoption of the Accounting Standard Update 2020-06 on January 1, 2021, which caused the Convertible Notes to no longer have a debt discount that is amortized. The remaining decrease is due to a reduction in outstanding borrowings as well as lower overall interest rates. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended March 31,
	2021	2020	$ Change
Pension and postretirement non-service benefit (income) loss	$(9.6)	$(6.6)	$(3.0)
Loss (gain) from remeasurement benefit plan	0.2	9.5	(9.3)
Miscellaneous (income) expense	—	(0.2)	0.2
Total other (income) expense, net	$(9.4)	$2.7	$(12.1)

Non-service related pension and other postretirement benefit income, for all years, consists of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Retirement Plan (“Salaried Plan”) has a provision that permits employees to elect to receive their pension benefits in a lump sum. In the first quarter of 2021, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2021, which resulted in a non-cash loss from remeasurement of $0.2 million. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required in the first quarter of 2020 resulting in a non-cash loss from remeasurement of $9.5 million for the three months ended March 31, 2020. For more details on the remeasurement, refer to “Note 11 - Retirement and Postretirement Plans”.

Provision for Income Taxes

	Three Months Ended March 31,
	2021	2020	$ Change
Provision (benefit) for income taxes	$0.2	$0.1	$0.1
Effective tax rate	2.0%	(0.5)%	NM(1)

(1) “NM” represents data that is not meaningful.

The majority of the Company’s income tax expense is derived from foreign operations. The Company remains in a full valuation for the U.S. jurisdiction for the three months ended March 31, 2021 and 2020.

Non-GAAP Financial Measures

Net Sales, Excluding Surcharges

The table below presents net sales by end-market sector, adjusted to exclude surcharges, which represents a financial measure that has not been determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We believe presenting net sales by end-market sector adjusted to exclude surcharges provides additional insight into key drivers of net sales such as base price and product mix.

(dollars in millions, tons in thousands)
	Three Months Ended March 31, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	103.5	84.4	5.5	—	193.4

Net Sales	$133.6	$124.7	$7.7	$7.6	$273.6
Less: Surcharges	32.8	32.7	2.1	—	67.6
Base Sales	$100.8	$92.0	$5.6	$7.6	$206.0

Net Sales / Ton	$1,291	$1,477	$1,400	$—	$1,415
Surcharges / Ton	$317	$387	$382	$—	$350
Base Sales / Ton	$974	$1,090	$1,018	$—	$1,065

	Three Months Ended March 31, 2020
	Mobile	Industrial	Energy	Other	Total
Tons	88.8	81.2	18.4	25.0	213.4

Net Sales	$97.7	$113.3	$25.2	$23.5	$259.7
Less: Surcharges	16.6	18.8	4.2	6.3	45.9
Base Sales	$81.1	$94.5	$21.0	$17.2	$213.8

Net Sales / Ton	$1,100	$1,395	$1,370	$940	$1,217
Surcharges / Ton	$187	$231	$229	$252	$215
Base Sales / Ton	$913	$1,164	$1,141	$688	$1,002

Liquidity and Capital Resources

Amended Credit Agreement

On October 15, 2019, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders party thereto, which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018.

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

The minimum liquidity required for the period commencing on March 1, 2021 and ending on June 1, 2021 is equal to the sum of (i) the aggregate outstanding principal amount of the Convertible Senior Notes due 2021 and (ii) an amount equal to 12.5% of the lesser of the borrowing base and the total capacity of $400 million. As of March 31, 2021, the total minimum liquidity requirement is $71.1 million (calculated as the sum of $40.2 million in outstanding Convertible Senior Notes due 2021 and $30.9 million, representing 12.5% of the borrowing base as of March 31, 2021). The Company is currently compliant with this minimum liquidity requirement and expects to remain compliant through June 1, 2021.

For additional details regarding the Amended Credit Agreement please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$115.7	$102.8

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(152.7)	(183.2)
Availability	247.3	216.8
Amount borrowed	—	—
Letter of credit obligations	(5.5)	(5.5)
Availability not borrowed	$241.8	$211.3

Total liquidity	$357.5	$314.1

(1) As of March 31, 2021, and December 31, 2020, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our credit agreement. As of March 31, 2021, taking into account our view of mobile, industrial, and energy market demands for our products, and our 2021 operating and long-range plan, we believe that our cash balance as of March 31, 2021, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt obligations, for at least the next twelve months. Regarding the Convertible Senior Notes due June 1, 2021, we plan to repay the remaining outstanding principal balance plus accrued interest upon maturity with available cash. As of March 31, 2021, the outstanding principal balance on the Convertible Senior Notes due June 1, 2021 was $40.2 million.

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

For additional details regarding the Amended Credit Agreement and the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Coronavirus Aid, Relief, and Economic Security ("CARES") Act

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits and additional liquidity, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act did not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company has taken advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the Act. At December 31, 2020, the Company deferred approximately $6.4 million of payroll taxes as permitted by the CARES Act, all of which will be paid in two equal installments at December 31, 2021 and December 31, 2022. Additionally, the Company is currently in the process of filing for the Employee Retention Credit and accrued a benefit of approximately $2.3 million for this credit in the fourth quarter of 2020.

Consolidated Appropriations Act, 2021 (“CAA”)

On December 27, 2020, the President of the United States signed the Consolidated Appropriation Act, 2021 (“CAA”). The CAA includes additional COVID-19 relief that expands upon the relief provided in the CARES Act, including, but not limited to, the extension of tax deductions, credits, and incentives. The Company has evaluated the CAA for any potential impact. While it was determined that the CAA revised and extended the Employee Retention Credit into 2021, the CAA is not expected to have an impact on the Company as furloughs related to the COVID-19 pandemic ceased in 2020. Furthermore, the Company does not expect any of the other provisions within the CAA to provide a benefit.

American Rescue Plan Act of 2021 (“ARPA”)

On March 11, 2021, the President of the United States signed the American Rescue Plan Act of 2021 (“ARPA”). The ARPA strengthens and extends certain programs enacted through the CARES Act and establishes new relief programs aimed at mitigating the financial impact of the COVID-19 pandemic. The Company is evaluating the provisions within the ARPA. At this time, two provisions are anticipated to impact the Company.

The first applicable provision imposes new requirements related to health coverage provided by the Consolidated Omnibus Budget Reconciliation Act (“COBRA”). Under the ARPA, employers are required to provide a 100% premium subsidy for COBRA health care continuation coverage for certain employees for the period of April 1, 2021 through September 30, 2021. The Company will be reimbursed for this additional coverage through fully refundable payroll tax credits.

The second applicable provision offers funding relief for single-employer defined benefit pension plans. Specifically, the ARPA provides enhanced interest rate stabilization, as well as extended amortization of funding shortfalls. The Company is currently evaluating the impact and timing of election options permitted by the ARPA on required contributions to our domestic defined benefit pension plans. At this time based on current assumptions and expected asset returns, pending further IRS guidance, we believe that the ARPA provisions are likely to result in a delay in the timing of required Company contributions until 2028. However, these estimates are subject to significant uncertainty.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2021 and 2020. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Three Months Ended March 31,
	2021	2020
Net cash provided (used) by operating activities	$13.2	$63.8
Net cash provided (used) by investing activities	(2.3)	4.9
Net cash provided (used) by financing activities	2.0	(30.2)
Increase (Decrease) in Cash and Cash Equivalents	$12.9	$38.5

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $13.2 million compared to net cash provided of $63.8 million for the three months ended March 31, 2020. The decrease in the first quarter of 2021 as compared to the first quarter of 2020 was primarily due to lower cash flows from working capital in the first quarter of 2021 due to increasing customer demand and production levels during the first quarter of 2021 as compared to the benefits of cost saving initiatives achieved in the first quarter of 2020.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2021 was $2.3 million, as compared to net cash provided of $4.9 million for the three months ended March 31, 2020. The change was primarily due to no proceeds from disposals of property, plant and equipment in the first quarter of 2021 compared to the first quarter of 2020.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $2.0 million compared to net cash used by financing activities of $30.2 million for the three months ended March 31, 2020. The change was primarily due to no repayments on credit agreements in the first quarter of 2021 compared to the first quarter of 2020.

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

•	the overall impact of the pension and postretirement mark-to-market accounting; and
•	those items identified under the caption Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2021, we have $84.9 million of aggregate debt outstanding. None of our outstanding debt as of March 31, 2021 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Commodity Price Risk

In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys, natural gas and electricity. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing business. We utilize a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap, alloys and other raw materials, as well as natural gas. From time to time, we may use financial instruments to hedge a portion of our exposure to commodity price risk. In periods of stable demand for our products, the surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand and cost of raw materials are lower, however, the surcharge impacts sales prices to a lesser extent.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*	Form of Performance-Based Restricted Share Unit Agreement
10.2*	Form of Time-Based Restricted Share Unit Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	May 6, 2021	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)