Form 10-Q
period 2021-06-30
TimkenSteel Corp
filed 2021-08-05
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2021
Common Shares, without par value	46,177,150

TimkenSteel Corporation

Part I. Financial Information

Item 1. Financial Statements

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions, except per share data)
Net sales	$327.3	$154.0	$600.9	$413.6
Cost of products sold	260.1	158.0	503.0	409.8
Gross Profit	67.2	(4.0)	97.9	3.8

Selling, general and administrative expenses	21.0	16.8	40.5	40.2
Restructuring charges	1.0	0.3	1.6	0.9
Loss (gain) on sale or disposal of assets, net	0.4	(0.9)	0.4	(3.2)
Impairment charges	—	—	8.2	—
Interest expense	1.7	3.0	3.5	6.2
Other (income) expense, net	(12.3)	(8.1)	(21.7)	(5.4)
Income (Loss) Before Income Taxes	55.4	(15.1)	65.4	(34.9)
Provision (benefit) for income taxes	1.4	0.2	1.6	0.3
Net Income (Loss)	$54.0	$(15.3)	$63.8	$(35.2)

Per Share Data:
Basic earnings (loss) per share	$1.18	$(0.34)	$1.40	$(0.78)
Diluted earnings (loss) per share	$0.98	$(0.34)	$1.19	$(0.78)

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Net income (loss)	$54.0	$(15.3)	$63.8	$(35.2)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.3	0.1	0.4	(1.7)
Pension and postretirement liability adjustments	(1.4)	(1.4)	(2.9)	(2.5)
Other comprehensive income (loss), net of tax	(1.1)	(1.3)	(2.5)	(4.2)
Comprehensive Income (Loss), net of tax	$52.9	$(16.6)	$61.3	$(39.4)

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$115.2	$102.8
Accounts receivable, net of allowances (2021 - $1.9 million; 2020 - $1.3 million)	121.3	63.3
Inventories, net	210.2	178.4
Deferred charges and prepaid expenses	2.1	4.0
Assets held for sale	—	0.3
Other current assets	7.5	8.8
Total Current Assets	456.3	357.6

Property, plant and equipment, net	537.3	569.8
Operating lease right-of-use assets	19.2	21.0
Pension assets	40.0	33.5
Intangible assets, net	7.9	9.3
Other non-current assets	2.4	2.8
Total Assets	$1,063.1	$994.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$129.1	$89.5
Salaries, wages and benefits	35.8	29.4
Accrued pension and postretirement costs	6.3	2.3
Current operating lease liabilities	7.0	7.5
Current convertible notes, net	44.7	38.9
Other current liabilities	12.8	13.4
Total Current Liabilities	235.7	181.0

Non-current convertible notes, net	—	39.3
Credit Agreement	—	—
Non-current operating lease liabilities	12.2	13.5
Accrued pension and postretirement costs	233.8	240.7
Deferred income taxes	0.9	1.0
Other non-current liabilities	10.5	11.0
Total Liabilities	493.1	486.5

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2021 - 46.1 million shares; issued 2020 - 45.7 million shares	—	—
Additional paid-in capital	827.5	843.4
Retained deficit	(295.4)	(363.4)
Treasury shares - 2021 - None; 2020 - 0.6 million shares	—	(12.9)
Accumulated other comprehensive income (loss)	37.9	40.4
Total Shareholders’ Equity	570.0	507.5
Total Liabilities and Shareholders’ Equity	$1,063.1	$994.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	45,164,308	$843.4	$(363.4)	$(12.9)	$40.4	$507.5
Net income (loss)	—	—	9.8	—	—	9.8
Other comprehensive income (loss)	—	—	—	—	(1.4)	(1.4)
Adoption of new accounting standard	—	(10.6)	4.2	—	—	(6.4)
Stock-based compensation expense	—	1.8	—	—	—	1.8
Stock option activity	—	2.5	—	—	—	2.5
Issuance of treasury shares	580,248	(12.4)	—	12.4	—	—
Shares surrendered for taxes	(72,174)	—	—	(0.5)	—	(0.5)
Balance at March 31, 2021	45,672,382	$824.7	$(349.4)	$(1.0)	$39.0	$513.3
Net income (loss)	—	—	54.0	—	—	54.0
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)
Stock-based compensation expense	178,886	1.8	—	—	—	1.8
Stock option activity	66,615	0.7	—	—	—	0.7
Issuance of treasury shares	57,845	(1.0)	—	1.0	—	—
Convertible notes settlement	113,226	1.3	—	—	—	1.3
Balance at June 30, 2021	46,088,954	$827.5	$(295.4)	$—	$37.9	$570.0

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	44,820,153	$844.8	$(301.5)	$(24.9)	$44.7	$563.1
Net income (loss)	—	—	(19.9)	—	—	(19.9)
Other comprehensive income (loss)	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	2.0	—	—	—	2.0
Issuance of treasury shares	215,708	(5.7)	—	5.7	—	—
Shares surrendered for taxes	(70,033)	—	—	(0.2)	—	(0.2)
Balance at March 31, 2020	44,965,828	$841.1	$(321.4)	$(19.4)	$41.8	$542.1
Net income (loss)	—	—	(15.3)	—	—	(15.3)
Other comprehensive income (loss)	—	—	—	—	(1.3)	(1.3)
Stock-based compensation expense	—	1.6	—	—	—	1.6
Issuance of treasury shares	75,689	(2.0)	—	2.0	—	—
Shares surrendered for taxes	(5,341)	—	—	(0.1)	—	(0.1)
Balance at June 30, 2020	45,036,176	$840.7	$(336.7)	$(17.5)	$40.5	$527.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$63.8	$(35.2)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	33.0	35.4
Amortization of deferred financing fees and debt discount	0.5	2.7
Loss (gain) on sale or disposal of assets	0.4	(3.2)
Impairment charges	8.2	—
Deferred income taxes	(0.1)	0.3
Stock-based compensation expense	3.6	3.6
Pension and postretirement (benefit) expense, net	(9.9)	4.9
Changes in operating assets and liabilities:
Accounts receivable, net	(58.0)	13.9
Inventories, net	(35.7)	75.5
Accounts payable	40.0	(17.2)
Other accrued expenses	5.3	(2.0)
Pension and postretirement contributions and payments	(2.0)	(3.2)
Deferred charges and prepaid expenses	1.9	1.4
Other, net	1.4	3.0
Net Cash Provided (Used) by Operating Activities	52.4	79.9

Investing Activities
Capital expenditures	(3.8)	(9.6)
Proceeds from disposals of property, plant and equipment	—	8.4
Net Cash Provided (Used) by Investing Activities	(3.8)	(1.2)

Financing Activities
Proceeds from exercise of stock options	3.2	—
Shares surrendered for employee taxes on stock compensation	(0.5)	(0.3)
Repayments on credit agreements	—	(30.0)
Repayments on convertible notes	(38.9)	—
Net Cash Provided (Used) by Financing Activities	(36.2)	(30.3)
Increase (Decrease) in Cash and Cash Equivalents	12.4	48.4
Cash and cash equivalents at beginning of period	102.8	27.1
Cash and Cash Equivalents at End of Period	$115.2	$75.5

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

Upon adoption of ASU 2020-06 prospectively as of January 1, 2021, all outstanding Convertible Notes were fully classified as a liability, there was no longer a separate equity component and the Convertible Notes no longer have a debt discount that is amortized. This resulted in a decrease of $10.6 million to additional paid-in capital and an increase of $1.1 million and $5.3 million to current convertible notes, net and non-current convertible notes, net, respectively, on the Consolidated Balance Sheets as of January 1, 2021. Additionally, retained deficit was reduced by $4.2 million in the Consolidated Balance Sheets as of January 1, 2021 to remove amortization expense recognized in prior periods. The adoption of this standard did not have an effect on the Company’s cash flows, liquidity, and the methodology used for the earnings per share calculation. Refer to “Note 10 – Financing Arrangements” for additional information on the Company’s Convertible Notes.

There are no current ASUs issued, but not adopted, that are expected to have an impact on the Company.

Legislation related to the COVID-19 Pandemic

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act did not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company took advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the CARES Act. During the year ended December 31, 2020, the Company had deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets. The deferred amount of payments is to be paid in two equal installments at December 31, 2021 and December 31, 2022.

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to five thousand dollars per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at ten thousand dollars of qualified wages per employee throughout the year. The Company qualified for the tax credit in the second and third quarters of 2020 and accrued a benefit of $2.3 million in the fourth quarter of 2020 related to the Employee Retention Credit in other (income) expense, net on the Company’s Consolidated Statements of Operations. The Company filed for this credit in the second quarter of 2021 and awaits receipt of the cash proceeds.

Consolidated Appropriations Act, 2021

On December 27, 2020, the President of the United States signed the Consolidated Appropriation Act, 2021 (“CAA”). The CAA includes additional COVID-19 relief that expands upon the relief provided in the CARES Act, including, but not limited to, the extension of tax deductions, credits, and incentives. The Company has evaluated the CAA for any potential impact. While it was determined that the CAA revised and extended the Employee Retention Credit into 2021, the CAA is not expected to have an impact on the Company as employee furloughs related to the COVID-19 pandemic ceased in 2020. Furthermore, the Company does not expect any of the other provisions within the CAA to provide a benefit.

American Rescue Plan Act of 2021

On March 11, 2021, the President of the United States signed the American Rescue Plan Act of 2021 (“ARPA”). The ARPA strengthens and extends certain programs enacted through the CARES Act and establishes new relief programs aimed at mitigating the financial impact of the COVID-19 pandemic. The provisions within the ARPA have been evaluated and at this time one provision is expected to materially impact the Company.

This provision offers funding relief for single-employer defined benefit pension plans. Specifically, the ARPA provides enhanced interest rate stabilization, as well as extended amortization of funding shortfalls. The Company is currently evaluating the impact and timing of election options permitted by the ARPA on required contributions to our domestic defined benefit pension plans. At this time based on current assumptions and expected asset returns, pending further IRS guidance, we believe that the ARPA provisions are likely to result in a delay in the timing of required Company contributions until 2028. However, these estimates are subject to significant uncertainty.

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Mobile	$132.9	$36.1	$266.5	$133.8
Industrial	173.6	98.0	298.3	211.3
Energy	13.2	14.6	21.0	39.8
Other (1)	7.6	5.3	15.1	28.7
Total Net Sales	$327.3	$154.0	$600.9	$413.6

(1) “Other” sales by end-market sector includes the Company’s scrap and oil country tubular goods (“OCTG”) billet sales.

The following table provides the major sources of revenue by product type for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Bar	$225.3	$92.7	$398.5	$260.8
Tube	40.9	25.6	77.0	56.0
Manufactured components (3)	53.5	32.9	110.2	88.4
Other (2)	7.6	2.8	15.2	8.4
Total Net Sales	$327.3	$154.0	$600.9	$413.6

(2) “Other” sales by product type includes the Company’s scrap sales.

(3) Formerly known as the “Value-add” product type.

Note 4 - Restructuring Charges

Over the past several years, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. Restructuring charges totalled $1.0 million and $1.6 million for the three and six months ended June 30, 2021, respectively.

Charges in the first quarter of 2021 included $0.3 million related to the transition of customers to other TimkenSteel manufacturing equipment due to the discontinuation of specific small-diameter seamless mechanical tube manufacturing and the indefinite idling of our Harrison melt and casting activities (refer to “Note 5 – Disposition of Non-Core Assets” for additional information). The remaining $0.2 million related to severance and employee-related benefits as a result of organizational changes in the first quarter. Additional charges of approximately $1.0 million were recognized in the second quarter related to severance and employee-related benefits as a result of continued organizational changes. Approximately 15 salaried positions were eliminated through restructuring actions in the first half of 2021.

TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at June 30, 2021 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the three months ended June 30, 2021 and 2020:

Balance at December 31, 2020	$1.5
Expenses	1.6
Payments	(2.7)
Balance at June 30, 2021	$0.4

Balance at December 31, 2019	$6.0
Expenses	0.9
Payments	(5.9)
Balance at June 30, 2020	$1.0

Note 5 - Disposition of Non-Core Assets

TimkenSteel Material Services Facility

During the first quarter of 2020, management completed its previously announced plan to close the Company’s TimkenSteel Material Services (“TMS”) facility in Houston and began selling the assets at the facility. Accelerated depreciation and amortization on TMS assets of $1.6 million was recorded in the first quarter of 2020 to reduce the net book value of the machinery and equipment to its expected fair value. Subsequent to the closure, certain assets were sold and a gain on sale of $1.0 million and $4.2 million was recognized for the three and six months ended June 30, 2020, respectively.

During the first quarter of 2021, the remaining associated machinery and equipment that was classified as held for sale was fully impaired as there was no longer an expected market value for these assets. This resulted in impairment charges of $0.3 million for the six months ended June 30, 2021.

The land and buildings associated with TMS are classified as property, plant and equipment, net on the Consolidated Balance Sheets, as it is not probable that these assets will be sold within the next 12 months.

At the time of the announcement, a reserve was established to record inventory at its net realizable value. An additional reserve of $3.1 million was recorded in the second quarter of 2020 due to market conditions at the time. Remaining inventory at June 30, 2021 with a net realizable value of $3.3 million is expected to be substantially disposed of within the next twelve months, either through sale of the material or use as scrap raw materials in our operations.

Small-Diameter Seamless Mechanical Tubing Machinery and Equipment

In the third quarter of 2020, TimkenSteel informed customers that as of December 31, 2020 the Company will discontinue the commercial offering of specific small-diameter seamless mechanical tubing products. As a result, the Company recognized accelerated depreciation of $1.5 million for the three months ended March 31, 2021 in alignment with the ramp down of the machinery and equipment used in the manufacturing of these specific products, which was completed in the first quarter of 2021. Spare parts related to this machinery and equipment of $0.5 million were also written down in the first quarter of 2021, as management determined there was no alternative use.

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

TimkenSteel (Shanghai) Corporation Limited

On March 31, 2021, the Company entered into an agreement pursuant to which Daido Steel (Shanghai) Co., Ltd. agreed to acquire all of the Company’s ownership interest in TimkenSteel (Shanghai) Corporation Limited in an all-cash transaction for approximately $7 million. The sale closed on July 30, 2021 and at this time, the Company does not expect a material impact to our Consolidated Statements of Operations. Cash proceeds are expected to be received in the third quarter of 2021.

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension and postretirement non-service benefit (income) loss	$(9.2)	$(6.5)	$(18.8)	$(13.0)
Loss (gain) from remeasurement of benefit plans	(0.7)	(1.9)	(0.5)	7.6
Foreign currency exchange loss (gain)	—	0.3	—	0.4
Sales and use tax refund	(2.5)	—	(2.5)	—
Miscellaneous (income) expense	0.1	—	0.1	(0.4)
Total other (income) expense, net	$(12.3)	$(8.1)	$(21.7)	$(5.4)

Non-service related pension and other postretirement benefit income, for all years, consists of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Retirement Plan (“Salaried Plan”) has a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2021, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of June 30, 2021 and March 31, 2021. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required throughout each quarter of 2020. For more details on the remeasurement refer to “Note 11 - Retirement and Postretirement Plans”.

During the second quarter of 2021, TimkenSteel received a refund from the State of Ohio related to an overpayment of sales and use taxes for the period of October 1, 2016 through September 30, 2019. This resulted in a gain recognized of $2.5 million, net of related professional fees, during the second quarter of 2021.

Note 7 - Income Tax Provision

TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision (benefit) for incomes taxes	$1.4	$0.2	$1.6	$0.3
Effective tax rate	2.5%	(1.1)%	2.4%	(0.8)%

Income tax expense for the three and six months ended June 30, 2021 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the valuation allowance the Company has on deferred tax assets in the U.S. This is partially offset by foreign, state, and local taxes.

Due to TimkenSteel’s historical operating performance in the U.S., the Company assessed its U.S. deferred tax assets and concluded, based upon all available evidence, that it was more likely than not that it would not realize the assets. As a result, the Company maintains a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries may cause variability in the Company’s effective tax rate. The majority of TimkenSteel’s income taxes are derived from foreign operations.

The effective tax rate of 2.5% and 2.4% for the three and six months ended June 30, 2021 was higher than the rate of (1.1)% and (0.8)% for the three and six months ended June 30, 2020, primarily due to the projected increase in earnings in international jurisdictions with relatively higher tax rates and increased projected income in the U.S., causing higher state and local tax expenses.

During the second quarter of 2021, TimkenSteel (Shanghai) Corporation Limited declared a dividend of $0.9 million to TimkenSteel. Foreign withholding taxes paid on this repatriation of previous profits were $0.1 million, resulting in $0.8 million of cash remitted to the U.S.

Note 8 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method or if-converted method. For the Convertible Notes, the Company utilizes the if-converted method to calculate diluted earnings (loss) per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense (including amortization of debt issuance costs) recognized on the Convertible Notes and includes the number of shares potentially issuable related to the Convertible Notes in the weighted average shares outstanding. Treasury stock, if any, is excluded from the denominator in calculating both basic and diluted earnings (loss) per share.

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 4.9 million shares and 5.0 million shares for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, 1.6 million shares and 1.9 million shares, respectively, were primarily related to options with exercise prices more than the average market price of our common shares (i.e., “underwater” options) and were excluded from the computation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.3 million shares and 3.1 million shares assumed issued and the 1.4 million shares and 1.5 million shares assumed purchased with potential proceeds for the three and six months ended June 30, 2021, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

Common share equivalents for shares issuable for equity-based awards amounted to 4.9 million shares and 4.5 million shares for the three and six months ended June 30, 2020, respectively. All common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2020, because the effect of their inclusion would have been anti-dilutive.

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2021 as these shares would be dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2020, because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss), basic	$54.0	$(15.3)	$63.8	$(35.2)
Add convertible notes interest	1.2	—	2.5	—
Net income (loss), diluted	$55.2	$(15.3)	$66.3	$(35.2)

Denominator:
Weighted average shares outstanding, basic	45.9	45.0	45.6	44.9
Dilutive effect of equity-based awards	1.9	—	1.6	—
Dilutive effect of convertible notes	8.3	—	8.6	—
Weighted average shares outstanding, diluted	56.1	45.0	55.8	44.9

Basic earnings (loss) per share	$1.18	$(0.34)	$1.40	$(0.78)
Diluted earnings (loss) per share	$0.98	$(0.34)	$1.19	$(0.78)

Note 9 - Inventories

The components of inventories, net of reserves as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Manufacturing supplies	$27.8	$37.6
Raw materials	22.7	20.0
Work in process	101.5	79.1
Finished products	62.6	55.6
Gross inventory	214.6	192.3
Allowance for inventory reserves	(4.4)	(13.9)
Total inventories, net	$210.2	$178.4

The allowance for inventory reserves decreased in the first half of 2021 due to sales of TMS inventory, as well as scrapping of aged inventory.

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes the current and non-current debt as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Credit Agreement	$—	$—
Convertible Senior Notes due 2021	—	38.9
Convertible Senior Notes due 2025	44.7	39.3
Total debt	$44.7	$78.2
Less current portion of debt	44.7	38.9
Total non-current portion of debt	$—	$39.3

Amended Credit Agreement

On October 15, 2019, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), Bank of America, N.A., as syndication agent, and the other lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018. As of June 30, 2021, the amount available under the Amended Credit Agreement was $261.3 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

Convertible Senior Notes due 2021

The components of the Convertible Senior Notes due 2021 as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Principal	$—	$40.2
Less: Debt issuance costs, net of amortization	—	(0.1)
Less: Debt discount, net of amortization	—	(1.2)
Convertible Senior Notes due 2021, net	$—	$38.9

There is no outstanding principal amount for the Convertible Senior Notes due 2021 as of June 30, 2021, as the Convertible Senior Notes due 2021 matured on June 1, 2021. The Convertible Senior Notes due 2021 were settled with cash payment of $38.9 million and issuance of shares of 0.1 million, as most noteholders exercised the conversion option prior to the date of maturity. For details regarding method of settlement for noteholders who exercised their conversion option prior to maturity, refer to the Indenture for the Convertible Senior Notes due 2021 filed as an exhibit to a Form 8-K on May 31, 2016 and incorporated by reference in our most recent 10-K filing. The final cash payment for interest was also made to noteholders on June 1, 2021 in the amount of $1.2 million.

Convertible Senior Notes due 2025

The components of the Convertible Senior Notes due 2025 as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Principal	$46.0	$46.0
Less: Debt issuance costs, net of amortization	(1.3)	(1.3)
Less: Debt discount, net of amortization	—	(5.4)
Convertible Senior Notes due 2025, net	$44.7	$39.3

The principal amount of the Convertible Senior Notes due 2025 as of June 30, 2021 is $46.0 million. Transaction costs related to the Convertible Senior Notes due 2025 incurred upon issuance were $1.5 million. These costs are amortized to interest expense over the term of the notes. The Convertible Senior Notes due 2025 mature on December 1, 2025. The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election.

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the second quarter of 2021 and as such the notes can be converted at the option of the holders beginning July 1 through September 30, 2021. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of June 30, 2021.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

Convertible Notes Interest Expense

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1.1	$1.3	$2.3	$2.6
Amortization of debt issuance costs	0.1	0.1	0.2	0.2
Amortization of debt discount	—	1.1	—	2.2
Total	$1.2	$2.5	$2.5	$5.0

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $93.8 million as of June 30, 2021. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of June 30, 2021.

Cash Interest Paid

The total cash interest paid for the six months ended June 30, 2021 and 2020 was $3.1 million and $4.1 million, respectively.

Note 11 - Retirement and Postretirement Plans

The components of net periodic benefit cost (income) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Pension	Postretirement	Pension	Postretirement
Service cost	$4.3	$0.3	$4.8	$0.3
Interest cost	9.2	0.8	10.7	1.0
Expected return on plan assets	(16.7)	(0.9)	(16.0)	(0.9)
Amortization of prior service cost	—	(1.5)	0.1	(1.5)
Net remeasurement (gains) losses	(0.7)	—	(1.9)	—
Net Periodic Benefit Cost (Income)	$(3.9)	$(1.3)	$(2.3)	$(1.1)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Pension	Postretirement	Pension	Postretirement
Service cost	$8.7	$0.6	$9.7	$0.6
Interest cost	18.3	1.6	21.7	2.1
Expected return on plan assets	(33.9)	(1.8)	(32.2)	(1.8)
Amortization of prior service cost	0.1	(3.0)	0.2	(3.0)
Net remeasurement (gains) losses	(0.5)	—	7.6	—
Net Periodic Benefit Cost (Income)	$(7.3)	$(2.6)	$7.0	$(2.1)

The Salaried Plan has a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2021, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of June 30, 2021 and March 31, 2021. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required throughout each quarter of 2020.

Note 12 – Stock-Based Compensation

During the six months ended June 30, 2021 the Board of Directors granted 910,215 time-based restricted stock units and 651,240 performance-based restricted stock units, which primarily includes the annual grant to our employees and Board of Directors, as well as the inducement grant made to our newly hired CEO in January 2021. There were no stock option grants in the first half of 2021.

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period. The weighted average fair value of the restricted stock units granted during the six months ended June 30, 2021 was $7.42 per share.

Performance-based restricted stock units issued in 2021 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The weighted average fair value of the performance-based restricted stock units granted during the six months ended June 30, 2021 was $7.57 per share.

TimkenSteel recognized stock-based compensation expense of $1.8 million and $3.6 million for the three and six months ended June 30, 2021, compared to $1.6 million and $3.6 million for the same periods in 2020, respectively. Future stock-based compensation expense regarding the unvested portion of all awards is approximately $13.4 million. The future expense is expected to be recognized over the remaining vesting periods through 2024.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2020	$(5.4)	$45.8	$40.4
Other comprehensive income (loss) before reclassifications, before income tax	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.9)	(2.9)
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	0.4	(2.9)	(2.5)
Balance as of June 30, 2021	$(5.0)	$42.9	$37.9

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2019	$(6.8)	$51.5	$44.7
Other comprehensive income (loss) before reclassifications, before income tax	(1.7)	—	(1.7)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.8)	(2.8)
Tax effect	—	0.3	0.3
Net current period other comprehensive income (loss), net of income taxes	(1.7)	(2.5)	(4.2)
Balance as of June 30, 2020	$(8.5)	$49.0	$40.5

The amount reclassified from accumulated other comprehensive income (loss) in the six months ended June 30, 2021 and 2020 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of June 30, 2021 and December 31, 2020, TimkenSteel had a $1.4 million and a $1.0 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

Business Overview

We manufacture alloy steel, as well as carbon and micro-alloy steel. Our portfolio includes special bar quality (“SBQ”) bars, seamless mechanical tubing (“tubes”), manufactured components (formerly known as value-added solutions) such as precision steel components, and billets. In addition, we supply machining and thermal treatment services and manage raw material recycling programs, which are also used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; power generation; and oil country tubular goods (“OCTG”).

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

The SBQ bar, tube, and billet production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our production of manufactured components take place at two downstream manufacturing facilities: Tryon Peak (Columbus, North Carolina) and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.

The lead time for our products varies based on product type and specifications. As of the date of this filing, lead times for SBQ bars and tubes are into the first quarter of 2022.

On February 16, 2021, management announced a plan to indefinitely idle our Harrison melt and casting assets, which was completed in the first quarter of 2021. Going forward, all of our melt and casting activities are taking place at the Faircrest location. We worked collaboratively with employees, suppliers and a number of customers to ensure a well-organized and efficient transition. Our rolling and finishing operations at Harrison were not impacted by this action. For additional details regarding this matter please refer to “Note 5 – Disposition of Non-Core Assets”.

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

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended June 30, 2021 and 2020.

Net sales for the three months ended June 30, 2021 were $327.3 million, an increase of $173.3 million, or 112.5% compared with the three months ended June 30, 2020. The increase was primarily driven by an increase in volume of approximately 106 thousand ship tons, resulting in an increase of $128.2 million of net sales, despite an approximate 16 thousand ton decrease in expected ship tons in the second quarter of 2021 as a result of the semiconductor chip shortage in the mobile end-market sector. The primary driver of the increase in volume was higher customer demand in the mobile and industrial end-market sectors in comparison to the prior year second quarter which was negatively impacted by the COVID-19 pandemic and related customer manufacturing outages, partially offset by lower energy and OCTG billet shipments. Increased surcharges across all end-market sectors due to higher market prices for scrap and alloy also contributed to an increase in net sales of $79.6 million. These increases were partially offset by unfavorable price/mix of $34.5 million, driven by higher sales in the industrial and mobile end-market sectors. Excluding surcharges, net sales increased $93.7 million or 72.2%.

The charts below present net sales and shipments for the six months ended June 30, 2021 and 2020.

Net sales for the six months ended June 30, 2021 were $600.9 million, an increase of $187.3 million, or 45.3%, compared with the six months ended June 30, 2020. The increase was primarily driven by an increase in volume of approximately 86 thousand ship tons, resulting in an increase in net sales of $108.9 million, despite an approximate 18 thousand ton decrease in expected ship tons in the second quarter of 2021 as a result of the semiconductor chip shortage in the mobile end-market sector. The primary driver of the increase in volume was higher customer demand in the mobile and industrial end-market sectors, partially offset by lower energy and OCTG billet shipments in the first half of 2021. Increased surcharges due to higher market prices for scrap and alloy, primarily in the mobile and industrial end-market sectors, also contributed to an increase in net sales of $101.3 million. These increases were partially offset by unfavorable price/mix of $22.9 million, driven by higher sales in the industrial and mobile end-market sectors compared with the energy end-market sector. Excluding surcharges, net sales increased $86.0 million or 25.0%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended June 30, 2020 to June 30, 2021.

Gross profit for the three months ended June 30, 2021 increased $71.2 million compared with the three months ended June 30, 2020. The increase was driven by favorable raw material spread, manufacturing costs, increased volume, and inventory adjustments, partially offset by unfavorable price/mix. Raw material spread was favorable due to higher scrap and alloy spreads. Favorable manufacturing costs were primarily due to the Company’s significant cost reduction actions and a favorable impact of higher production levels on fixed cost leverage, partially offset by higher variable compensation costs. The primary driver of the increase in volume was higher customer demand in the mobile and industrial end-market sectors, partially offset by lower energy and OCTG billet shipments. Inventory adjustments were also favorable as additional reserves were recorded in the second quarter of 2020 due to market conditions, specifically in the energy end-market sector, at the time. These increases were partially offset by unfavorable price/mix, driven by higher sales in the industrial and mobile end-market sectors.

The chart below presents the drivers of the gross profit variance from the six months ended June 30, 2020 to June 30, 2021.

Gross profit for the six months ended June 30, 2021 increased $94.1 million compared with the six months ended June 30, 2020. The increase was driven by favorable manufacturing costs, raw material spread, increased volume, and inventory adjustments, partially offset by unfavorable price/mix. Favorable manufacturing costs were primarily due to the Company’s significant cost reduction actions and a favorable impact of higher production levels on fixed cost leverage, partially offset by higher variable compensation costs. Raw material spread was favorable due to higher scrap and alloy spreads. The primary driver of the increase in volume was higher customer demand in the mobile and industrial end-market sectors, partially offset by lower energy and OCTG billet shipments in the first half of 2021. Inventory adjustments were also favorable as additional reserves were recorded in the first half of 2020 due to market conditions, specifically in the energy end-market sector, at the time. These increases were partially offset by unfavorable price/mix, driven by higher sales in the industrial and mobile end-market sectors compared with the energy end-market sector.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and six months ended June 30, 2021 and 2020.

SG&A expense for the three and six months ended June 30, 2021 increased by $4.2 million, or 25.0%, and $0.3 million, or 0.7%, respectively, compared with the same periods in 2020. These increases are primarily due to increased variable compensation. This was offset by lower wages and benefits expense, which despite employee furloughs in the second quarter of 2020 driven by the COVID-19 pandemic, still decreased because of a reduction in employee headcount following the Company’s restructuring actions.

Restructuring Charges

Over the past several years, TimkenSteel made organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. Restructuring charges totaled $1.0 million and $1.6 million for the three and six months ended June 30, 2021, respectively. Approximately 15 salaried positions were eliminated through restructuring actions in the first half of 2021.

During this period of organizational changes, the Company has eliminated approximately 230 salaried positions through restructuring actions and recognized restructuring charges of $13.3 million. The Company expects to realize ongoing annual savings of approximately $29 million as a result of these actions. Refer to “Note 4 - Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Interest Expense

Interest expense for the three and six months ended June 30, 2021 was $1.7 million and $3.5 million, a decrease of $1.3 million and $2.7 million, respectively, compared with the three and six months ended June 30, 2020. The decrease in interest expense for both periods was primarily due to the adoption of the Accounting Standard Update 2020-06 on January 1, 2021, which caused the Convertible Notes to no longer have a debt discount that is amortized. The remaining decrease is driven by a reduction in outstanding borrowings. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended June 30,
	2021	2020	$ Change
Pension and postretirement non-service benefit (income) loss	$(9.2)	$(6.5)	$(2.7)
Loss (gain) from remeasurement benefit plan	(0.7)	(1.9)	1.2
Foreign currency exchange loss (gain)	—	0.3	(0.3)
Sales and use tax refund	(2.5)	—	(2.5)
Miscellaneous (income) expense	0.1	—	0.1
Total other (income) expense, net	$(12.3)	$(8.1)	$(4.2)

	Six Months Ended June 30,
	2021	2020	$ Change
Pension and postretirement non-service benefit (income) loss	$(18.8)	$(13.0)	$(5.8)
Loss (gain) from remeasurement benefit plan	(0.5)	7.6	(8.1)
Foreign currency exchange loss (gain)	—	0.4	(0.4)
Sales and use tax refund	(2.5)	—	(2.5)
Miscellaneous (income) expense	0.1	(0.4)	0.5
Total other (income) expense, net	$(21.7)	$(5.4)	$(16.3)

Non-service related pension and other postretirement benefit income, for all years, consists of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Retirement Plan (“Salaried Plan”) has a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2021, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan as of June 30, 2021 and March 31, 2021. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required throughout each quarter of 2020. For more details on the remeasurement refer to “Note 11 - Retirement and Postretirement Plans”.

During the second quarter of 2021, TimkenSteel received a refund from the State of Ohio related to an overpayment of sales and use taxes for the period of October 1, 2016 through September 30, 2019. This resulted in a gain recognized of $2.5 million, net of related professional fees, during the second quarter of 2021.

Provision for Income Taxes

	Three Months Ended June 30,
	2021	2020	$ Change
Provision (benefit) for income taxes	$1.4	$0.2	$1.2
Effective tax rate	2.5%	(2.2)%	NM(1)

	Six Months Ended June 30,
	2021	2020	$ Change
Provision (benefit) for income taxes	$1.6	$0.3	$1.3
Effective tax rate	2.4%	(0.1)%	NM(1)

(1) “NM” represents data that is not meaningful.

The majority of the Company’s income tax expense is derived from foreign operations. The Company remains in a full valuation for the U.S. jurisdiction for the three and six months ended June 30, 2021 and 2020.

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

(dollars in millions, tons in thousands)
	Three Months Ended June 30, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	93.6	111.9	8.7	—	214.2

Net Sales	$132.9	$173.6	$13.2	$7.6	$327.3
Less: Surcharges	41.7	57.6	4.6	—	103.9
Base Sales	$91.2	$116.0	$8.6	$7.6	$223.4

Net Sales / Ton	$1,420	$1,551	$1,517	$—	$1,528
Surcharges / Ton	$446	$514	$528	$—	$485
Base Sales / Ton	$974	$1,037	$989	$—	$1,043

	Three Months Ended June 30, 2020
	Mobile	Industrial	Energy	Other	Total
Tons	32.7	63.2	9.1	3.7	108.7

Net Sales	$36.1	$98.0	$14.6	$5.3	$154.0
Less: Surcharges	6.7	14.6	2.2	0.8	24.3
Base Sales	$29.4	$83.4	$12.4	$4.5	$129.7

Net Sales / Ton	$1,104	$1,551	$1,604	$1,432	$1,417
Surcharges / Ton	$205	$231	$241	$216	$224
Base Sales / Ton	$899	$1,320	$1,363	$1,216	$1,193

	Six Months Ended June 30, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	197.1	196.3	14.2	—	407.6

Net Sales	$266.5	$298.3	$20.9	$15.2	$600.9
Less: Surcharges	74.5	90.3	6.7	—	171.5
Base Sales	$192.0	$208.0	$14.2	$15.2	$429.4

Net Sales / Ton	$1,352	$1,520	$1,472	$—	$1,474
Surcharges / Ton	$378	$460	$472	$—	$421
Base Sales / Ton	$974	$1,060	$1,000	$—	$1,053

	Six Months Ended June 30, 2020
	Mobile	Industrial	Energy	Other	Total
Tons	121.5	144.4	27.5	28.7	322.1

Net Sales	$133.8	$211.3	$39.8	$28.7	$413.6
Less: Surcharges	23.3	33.4	6.4	7.1	70.2
Base Sales	$110.5	$177.9	$33.4	$21.6	$343.4

Net Sales / Ton	$1,101	$1,463	$1,447	$1,000	$1,284
Surcharges / Ton	$192	$231	$232	$247	$218
Base Sales / Ton	$909	$1,232	$1,215	$753	$1,066

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

Convertible Notes

In May 2016, the Company issued $75.0 million aggregate principal amount of Convertible Senior Notes due 2021, plus an additional $11.3 million principal amount to cover over-allotments. The Convertible Senior Notes due 2021 matured on June 1, 2021 and were settled with a combination of cash ($38.9 million) and shares (0.1 million shares), as most noteholders exercised their conversion option prior to maturity. The final cash payment for interest was also made to noteholders on June 1, 2021 in the amount of $1.2 million.

In December 2020, the Company entered into separate, privately negotiated exchange agreements with a limited number of holders of the Company’s previously outstanding Convertible Senior Notes due 2021. Pursuant to the exchange agreements, the Company exchanged $46.0 million aggregate principal amount of Convertible Senior Notes due 2021 for $46.0 million aggregate principal amount of its new Convertible Senior Notes due 2025. The Company did not receive any cash proceeds from the issuance of the Convertible Senior Notes due 2025.

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the second quarter of 2021 and as such the notes can be converted at the option of the holders beginning July 1 through September 30, 2021. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during this optional third quarter of 2021 conversion period.

For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$115.2	$102.8

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(133.2)	(183.2)
Availability	266.8	216.8
Amount borrowed	—	—
Letter of credit obligations	(5.5)	(5.5)
Availability not borrowed	$261.3	$211.3

Total liquidity	$376.5	$314.1

(1) As of June 30, 2021, and December 31, 2020, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our credit agreement. As of June 30, 2021, taking into account our view of mobile, industrial, and energy end-market demands for our products, and our 2021 operating and long-range plan, we believe that our cash balance as of June 30, 2021, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, an economic stimulus package intended to provide support, principally in the form of tax benefits, to companies and individuals negatively impacted by the COVID-19 pandemic. Although the majority of the provisions included in the CARES Act did not immediately benefit the Company from a cash tax perspective due to its significant net operating losses, the Company took advantage of the deferral of the employer share (6.2% of employee wages) of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020, as afforded by the Act. During the year ended December 31, 2020, the Company had deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets. The deferred amount of payments is to be paid in two equal installments at December 31, 2021 and December 31, 2022.

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to five thousand dollars per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at ten thousand dollars of qualified wages per employee throughout the year. The Company qualified for the tax credit in the second and third quarters of 2020 and accrued a benefit of $2.3 million in the fourth quarter of 2020 related to the Employee Retention Credit in other (income) expense, net on the Company’s Consolidated Statements of Operations. The Company filed for this credit in the second quarter of 2021 and awaits receipt of the cash proceeds.

Consolidated Appropriations Act, 2021

On December 27, 2020, the President of the United States signed the Consolidated Appropriation Act, 2021 (“CAA”). The CAA includes additional COVID-19 relief that expands upon the relief provided in the CARES Act, including, but not limited to, the extension of tax deductions, credits, and incentives. The Company has evaluated the CAA for any potential impact. While it was determined that the CAA revised and extended the Employee Retention Credit into 2021, the CAA is not expected to have an impact on the Company as employee furloughs related to the COVID-19 pandemic ceased in 2020. Furthermore, the Company does not expect any of the other provisions within the CAA to provide a benefit.

American Rescue Plan Act of 2021

On March 11, 2021, the President of the United States signed the American Rescue Plan Act of 2021 (“ARPA”). The ARPA strengthens and extends certain programs enacted through the CARES Act and establishes new relief programs aimed at mitigating the financial impact of the COVID-19 pandemic. The provisions within the ARPA have been evaluated and at this time one provision is expected to materially impact the Company.

This provision offers funding relief for single-employer defined benefit pension plans. Specifically, the ARPA provides enhanced interest rate stabilization, as well as extended amortization of funding shortfalls. The Company is currently evaluating the impact and timing of election options permitted by the ARPA on required contributions to our domestic defined benefit pension plans. At this time based on current assumptions and expected asset returns, pending further IRS guidance, we believe that the ARPA provisions are likely to result in a delay in the timing of required Company contributions until 2028. However, these estimates are subject to significant uncertainty.

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2021 and 2020. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Six Months Ended June 30,
	2021	2020
Net cash provided (used) by operating activities	$52.4	$79.9
Net cash provided (used) by investing activities	(3.8)	(1.2)
Net cash provided (used) by financing activities	(36.2)	(30.3)
Increase (Decrease) in Cash and Cash Equivalents	$12.4	$48.4

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $52.4 million compared to net cash provided of $79.9 million for the six months ended June 30, 2020. The decrease net cash provided by operating activities in the first half of 2021 as compared to the first half of 2020 was primarily due to an increase in working capital, principally inventory, in the first half of 2021 to support increasing customer demand and production levels, as compared to the benefits of working capital management initiatives implemented in the first half of 2020.

Investing activities

Net cash used by investing activities for the six months ended June 30, 2021 was $3.8 million compared to net cash used of $1.2 million for the six months ended June 30, 2020. The change was primarily due to no proceeds from disposals of property, plant and equipment and less capital expenditures in the first half of 2021 compared to the first half of 2020.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2021 was $36.2 million compared to net cash used of $30.3 million for the six months ended June 30, 2020. The change was primarily due to increased repayments on outstanding borrowings, partially offset by proceeds from the exercise of stock options in the first half of 2021 compared to the first half of 2020.

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

•

the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which we operate. This includes: our ability to respond to rapid changes in customer demand including but not limited to changes in customer operating schedules due to supply chain constraints; the effects of customer bankruptcies or liquidations; the impact of changes in industrial business cycles; and whether conditions of fair trade exist in the U.S. markets;

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
•

the effects of the conditional conversion feature of the Convertible Senior Notes due 2025, which, if triggered, entitles holders to convert the notes at any time during specified periods at their option and therefore could result in potential dilution if the holder elects to convert and the company elects to satisfy a portion or all of the conversion obligation by delivering common shares instead of cash; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of June 30, 2021, we have $46.0 million of aggregate debt outstanding. None of our outstanding debt as of June 30, 2021 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

TIMKENSTEEL CORPORATION

Date:	August 5, 2021	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)