Form 10-Q
period 2021-09-30
TimkenSteel Corp
filed 2021-11-04
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2021
Common Shares, without par value	46,208,470

TimkenSteel Corporation

Part I. Financial Information

Item 1. Financial Statements

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions, except per share data)
Net sales	$343.7	$205.9	$944.6	$619.5
Cost of products sold	277.0	208.3	780.0	618.1
Gross Profit	66.7	(2.4)	164.6	1.4

Selling, general and administrative expenses	19.9	17.9	60.4	58.1
Restructuring charges	0.4	0.7	2.0	1.6
Loss on sale of consolidated subsidiary	1.1	—	1.1	—
Loss (gain) on sale or disposal of assets, net	0.1	0.2	0.5	(3.0)
Impairment charges	—	—	8.2	—
Interest expense	1.2	3.0	4.7	9.2
Other (income) expense, net	(6.6)	(10.6)	(28.3)	(16.0)
Income (Loss) Before Income Taxes	50.6	(13.6)	116.0	(48.5)
Provision (benefit) for income taxes	0.5	0.3	2.1	0.6
Net Income (Loss)	$50.1	$(13.9)	$113.9	$(49.1)

Per Share Data:
Basic earnings (loss) per share	$1.08	$(0.31)	$2.49	$(1.09)
Diluted earnings (loss) per share	$0.94	$(0.31)	$2.12	$(1.09)

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Net income (loss)	$50.1	$(13.9)	$113.9	$(49.1)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(0.1)	1.4	0.3	(0.3)
Pension and postretirement liability adjustments	(1.4)	(1.7)	(4.3)	(4.2)
Other comprehensive income (loss), net of tax	(1.5)	(0.3)	(4.0)	(4.5)
Comprehensive Income (Loss), net of tax	$48.6	$(14.2)	$109.9	$(53.6)

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$172.0	$102.8
Accounts receivable, net of allowances (2021 - $2.0 million; 2020 - $1.3 million)	130.1	63.3
Inventories, net	214.4	178.4
Deferred charges and prepaid expenses	5.1	4.0
Assets held for sale	4.5	0.3
Other current assets	3.3	8.8
Total Current Assets	529.4	357.6

Property, plant and equipment, net	522.5	569.8
Operating lease right-of-use assets	16.1	21.0
Pension assets	38.8	33.5
Intangible assets, net	7.3	9.3
Other non-current assets	2.3	2.8
Total Assets	$1,116.4	$994.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$131.8	$89.5
Salaries, wages and benefits	38.1	29.4
Accrued pension and postretirement costs	6.3	2.3
Current operating lease liabilities	6.1	7.5
Current convertible notes, net	44.8	38.9
Other current liabilities	15.4	13.4
Total Current Liabilities	242.5	181.0

Non-current convertible notes, net	—	39.3
Credit Agreement	—	—
Non-current operating lease liabilities	10.1	13.5
Accrued pension and postretirement costs	232.0	240.7
Deferred income taxes	0.9	1.0
Other non-current liabilities	10.3	11.0
Total Liabilities	495.8	486.5

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2021 - 46.2 million shares; issued 2020 - 45.7 million shares	—	—
Additional paid-in capital	829.5	843.4
Retained deficit	(245.3)	(363.4)
Treasury shares - 2021 - None; 2020 - 0.6 million shares	—	(12.9)
Accumulated other comprehensive income (loss)	36.4	40.4
Total Shareholders’ Equity	620.6	507.5
Total Liabilities and Shareholders’ Equity	$1,116.4	$994.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	45,164,308	$843.4	$(363.4)	$(12.9)	$40.4	$507.5
Net income (loss)	—	—	9.8	—	—	9.8
Other comprehensive income (loss)	—	—	—	—	(1.4)	(1.4)
Adoption of new accounting standard	—	(10.6)	4.2	—	—	(6.4)
Stock-based compensation expense	—	1.8	—	—	—	1.8
Stock option activity	—	2.5	—	—	—	2.5
Issuance of treasury shares	580,248	(12.4)	—	12.4	—	—
Shares surrendered for taxes	(72,174)	—	—	(0.5)	—	(0.5)
Balance at March 31, 2021	45,672,382	$824.7	$(349.4)	$(1.0)	$39.0	$513.3
Net income (loss)	—	—	54.0	—	—	54.0
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)
Stock-based compensation expense	178,886	1.8	—	—	—	1.8
Stock option activity	66,615	0.7	—	—	—	0.7
Issuance of treasury shares	57,845	(1.0)	—	1.0	—	—
Convertible notes settlement	113,226	1.3	—	—	—	1.3
Balance at June 30, 2021	46,088,954	$827.5	$(295.4)	$—	$37.9	$570.0
Net income (loss)	—	—	50.1	—	—	50.1
Other comprehensive income (loss)	—	—	—	—	(1.5)	(1.5)
Stock-based compensation expense	93,350	1.9	—	—	—	1.9
Stock option activity	25,940	0.1	—	—	—	0.1
Balance at September 30, 2021	46,208,244	$829.5	$(245.3)	$—	$36.4	$620.6

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	44,820,153	$844.8	$(301.5)	$(24.9)	$44.7	$563.1
Net income (loss)	—	—	(19.9)	—	—	(19.9)
Other comprehensive income (loss)	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	2.0	—	—	—	2.0
Issuance of treasury shares	215,708	(5.7)	—	5.7	—	—
Shares surrendered for taxes	(70,033)	—	—	(0.2)	—	(0.2)
Balance at March 31, 2020	44,965,828	$841.1	$(321.4)	$(19.4)	$41.8	$542.1
Net income (loss)	—	—	(15.3)	—	—	(15.3)
Other comprehensive income (loss)	—	—	—	—	(1.3)	(1.3)
Stock-based compensation expense	—	1.6	—	—	—	1.6
Issuance of treasury shares	75,689	(2.0)	—	2.0	—	—
Shares surrendered for taxes	(5,341)	—	—	(0.1)	—	(0.1)
Balance at June 30, 2020	45,036,176	$840.7	$(336.7)	$(17.5)	$40.5	$527.0
Net income (loss)	—	—	(13.9)	—	—	(13.9)
Other comprehensive income (loss)	—	—	—	—	(0.3)	(0.3)
Stock-based compensation expense	—	1.6	—	—	—	1.6
Issuance of treasury shares	258	—	—	—	—	—
Shares surrendered for taxes	(110)	—	—	—	—	—
Balance at September 30, 2020	45,036,324	$842.3	$(350.6)	$(17.5)	$40.2	$514.4

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$113.9	$(49.1)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	48.1	52.4
Amortization of deferred financing fees and debt discount	0.7	4.0
Loss on sale of consolidated subsidiary	1.1	—
Loss (gain) on sale or disposal of assets	0.5	(3.0)
Impairment charges	8.2	—
Deferred income taxes	(0.1)	(0.4)
Stock-based compensation expense	5.5	5.2
Pension and postretirement (benefit) expense, net	(11.7)	(1.0)
Changes in operating assets and liabilities:
Accounts receivable, net	(66.9)	(3.7)
Inventories, net	(45.1)	107.6
Accounts payable	44.3	8.2
Other accrued expenses	10.3	4.6
Pension and postretirement contributions and payments	(2.9)	(4.2)
Deferred charges and prepaid expenses	(1.1)	(1.7)
Other, net	1.4	2.1
Net Cash Provided (Used) by Operating Activities	106.2	121.0

Investing Activities
Capital expenditures	(7.3)	(13.0)
Proceeds from sale of consolidated subsidiary, net	6.2	—
Proceeds from disposals of property, plant and equipment	0.2	10.0
Net Cash Provided (Used) by Investing Activities	(0.9)	(3.0)

Financing Activities
Proceeds from exercise of stock options	3.3	—
Shares surrendered for employee taxes on stock compensation	(0.5)	(0.3)
Repayments on credit agreements	—	(70.0)
Repayments on convertible notes	(38.9)	—
Net Cash Provided (Used) by Financing Activities	(36.1)	(70.3)
Increase (Decrease) in Cash and Cash Equivalents	69.2	47.7
Cash and cash equivalents at beginning of period	102.8	27.1
Cash and Cash Equivalents at End of Period	$172.0	$74.8

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

Upon adoption of ASU 2020-06 prospectively as of January 1, 2021, all outstanding Convertible Notes were fully classified as a liability, there was no longer a separate equity component and the Convertible Notes no longer have a debt discount that is amortized. This resulted in a decrease of $10.6 million to additional paid-in capital and an increase of $1.1 million and $5.3 million to current convertible notes, net and non-current convertible notes, net, respectively, on the Consolidated Balance Sheets as of January 1, 2021. Additionally, retained deficit was reduced by $4.2 million in the Consolidated Balance Sheets as of January 1, 2021 to remove amortization expense recognized in prior periods. The adoption of this standard did not have an effect on the Company’s cash flows, liquidity, or the methodology used for the earnings per share calculation. Refer to “Note 10 – Financing Arrangements” for additional information on the Company’s Convertible Notes.

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

American Rescue Plan Act of 2021

On March 11, 2021, the President of the United States signed the American Rescue Plan Act of 2021 (“ARPA”). The ARPA strengthens and extends certain programs enacted through the CARES Act and establishes new relief programs aimed at mitigating the financial impact of the COVID-19 pandemic. The provisions within the ARPA have been evaluated and at this time one provision, which offers funding relief for single-employer defined benefit pension plans, is expected to materially impact the Company.

Specifically, the ARPA provides enhanced interest rate stabilization, as well as extended amortization of funding shortfalls. The Company has evaluated and made final the elections permitted by the ARPA related to the required contributions for our domestic defined benefit pension plans. At this time based on current assumptions, the elections made under ARPA and expected asset returns, we believe that required Company contributions have been delayed until 2030. However, these estimates are subject to significant uncertainty.

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mobile	$133.5	$103.1	$400.0	$236.9
Industrial	182.0	90.7	480.3	302.0
Energy	20.4	7.0	41.4	46.8
Other (1)	7.8	5.1	22.9	33.8
Total Net Sales	$343.7	$205.9	$944.6	$619.5

(1) “Other” sales by end-market sector includes the Company’s scrap and oil country tubular goods (“OCTG”) billet sales.

The following table provides the major sources of revenue by product type for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Bar	$238.0	$118.5	$636.5	$379.3
Tube	43.8	21.6	120.8	77.6
Manufactured components (3)	54.1	61.4	164.3	149.8
Other (2)	7.8	4.4	23.0	12.8
Total Net Sales	$343.7	$205.9	$944.6	$619.5

(2) “Other” sales by product type includes the Company’s scrap sales.

(3) Formerly known as the “Value-add” product type.

Note 4 - Restructuring Charges

Over the past several years, TimkenSteel has made numerous organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. Restructuring charges totalled $0.4 million and $2.0 million for the three and nine months ended September 30, 2021, respectively.

Restructuring charges for the three months ended September 30, 2021 were $0.4 million related to severance and employee-related benefits as a result of organizational changes. Charges for the nine months ended September 30, 2021 were $2.0 million, of which $1.7 million related to severance and employee-related benefits as a result of continued organizational changes. Approximately 15 salaried positions were eliminated through restructuring actions in 2021. The remaining $0.3 million of charges for the nine months ended September 30, 2021 related to the transition of customers to other TimkenSteel manufacturing equipment due to the discontinuation of specific small-diameter seamless mechanical tube manufacturing and the indefinite idling of our Harrison melt and casting activities (refer to “Note 5 – Disposition of Non-Core Assets” for additional information).

TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at September 30, 2021 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the three months ended September 30, 2021 and 2020:

Balance at December 31, 2020	$1.5
Expenses	2.0
Payments	(2.9)
Balance at September 30, 2021	$0.6

Balance at December 31, 2019	$6.0
Expenses	1.6
Payments	(7.1)
Balance at September 30, 2020	$0.5

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

At the time of the announcement, a reserve was established to record inventory at its net realizable value. An additional reserve of $3.1 million was recorded in the second quarter of 2020 due to market conditions at the time. No additional reserves have been established since the second quarter of 2020. Remaining inventory at September 30, 2021 with a net realizable value of $1.7 million is expected to be substantially disposed of within the next twelve months, either through sale of the material or use as scrap raw materials in our operations.

During the first quarter of 2021, the remaining associated machinery and equipment that was classified as held for sale was fully impaired as there was no longer an expected market value for these assets. This resulted in impairment charges of $0.3 million. No further impairment charges have been incurred during the remainder of the year.

The land and buildings associated with TMS are classified as assets held for sale on the Consolidated Balance Sheets as of September 30, 2021, as it is probable that these assets will be sold within the next 12 months.

Small-Diameter Seamless Mechanical Tubing Machinery and Equipment

In the third quarter of 2020, TimkenSteel informed customers that as of December 31, 2020 the Company would discontinue the commercial offering of specific small-diameter seamless mechanical tubing products. As a result, the Company recognized accelerated depreciation of $1.5 million for the three months ended March 31, 2021 in alignment with the ramp down of the machinery and equipment used in the manufacturing of these specific products, which was completed in the first quarter of 2021. Spare parts related to this machinery and equipment of $0.5 million were also written down in the first quarter of 2021, as management determined there was no alternative use.

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

TimkenSteel (Shanghai) Corporation Limited

On March 31, 2021, the Company entered into an agreement pursuant to which Daido Steel (Shanghai) Co., Ltd. agreed to acquire all of the Company’s ownership interest in TimkenSteel (Shanghai) Corporation Limited in an all-cash transaction. The sale closed on July 30, 2021 and net cash proceeds of $6.2 million were received in the third quarter of 2021. As a result of this transaction, a loss on sale of consolidated subsidiary of $1.1 million was recognized on the Consolidated Statements of Operations during the third quarter of 2021. TimkenSteel’s consolidated financial statements include activity for TimkenSteel (Shanghai) Corporation Limited through July 30, 2021.

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pension and postretirement non-service benefit (income) loss	$(9.2)	$(6.7)	$(28.0)	$(19.7)
Loss (gain) from remeasurement of benefit plans	2.7	(4.1)	2.2	3.5
Foreign currency exchange loss (gain)	—	(0.1)	—	0.3
Sales and use tax refund	—	—	(2.5)	—
Miscellaneous (income) expense	(0.1)	0.3	—	(0.1)
Total other (income) expense, net	$(6.6)	$(10.6)	$(28.3)	$(16.0)

Non-service related pension and other postretirement benefit income, for all years, consists of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Retirement Plan (“Salaried Plan”) has a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2021, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2021. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required throughout each quarter of 2020. For more details on the remeasurement refer to “Note 11 - Retirement and Postretirement Plans”.

During the second quarter of 2021, TimkenSteel received a refund from the State of Ohio related to an overpayment of sales and use taxes for the period of October 1, 2016 through September 30, 2019. This resulted in a gain recognized of $2.5 million, net of related professional fees, for the nine months ended September 30, 2021.

Note 7 - Income Tax Provision

TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision (benefit) for incomes taxes	$0.5	$0.3	$2.1	$0.6
Effective tax rate	1.0%	(2.2)%	1.8%	(1.2)%

Income tax expense for the three and nine months ended September 30, 2021 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the valuation allowance the Company has on deferred tax assets in the U.S. This is partially offset by foreign, state, and local taxes.

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

The effective tax rate of 1.0% and 1.8% for the three and nine months ended September 30, 2021 was higher than the rate of (2.2)% and (1.2)% for the three and nine months ended September 30, 2020, primarily due to the projected increase in earnings in international jurisdictions with relatively higher tax rates and increased projected income in the U.S., causing higher state and local tax expenses.

During the second and third quarters of 2021, TimkenSteel (Shanghai) Corporation Limited declared and paid a dividend, net of withholding taxes, of $0.8 million and $0.4 million, respectively, to TimkenSteel.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 4.7 million shares and 4.9 million shares for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2021, 1.6 million shares and 2.0 million shares, respectively, were primarily related to options with exercise prices more than the average market price of our common shares (i.e., “underwater” options) and were excluded from the computation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.1 million shares and 1.3 million shares assumed purchased and the 2.9 million shares and 1.3 million shares assumed purchased with potential proceeds for the three and nine months ended September 30, 2021, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

Common share equivalents for shares issuable for equity-based awards amounted to 4.9 million shares and 4.6 million shares for the three and nine months ended September 30, 2020, respectively. All common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2020, because the effect of their inclusion would have been anti-dilutive.

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2021 as these shares would be dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2020, because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss), basic	$50.1	$(13.9)	$113.9	$(49.1)
Add convertible notes interest	0.8	—	3.3	—
Net income (loss), diluted	$50.9	$(13.9)	$117.2	$(49.1)

Denominator:
Weighted average shares outstanding, basic	46.2	45.0	45.8	45.0
Dilutive effect of equity-based awards	1.8	—	1.6	—
Dilutive effect of convertible notes	5.9	—	7.8	—
Weighted average shares outstanding, diluted	53.9	45.0	55.2	45.0

Basic earnings (loss) per share	$1.08	$(0.31)	$2.49	$(1.09)
Diluted earnings (loss) per share	$0.94	$(0.31)	$2.12	$(1.09)

Note 9 - Inventories

The components of inventories, net of reserves as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Manufacturing supplies	$27.7	$37.6
Raw materials	22.8	20.0
Work in process	107.1	79.1
Finished products	58.2	55.6
Gross inventory	215.8	192.3
Allowance for inventory reserves	(1.4)	(13.9)
Total inventories, net	$214.4	$178.4

The allowance for inventory reserves decreased in 2021 due to sales of TMS inventory, as well as scrapping of aged inventory.

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes the current and non-current debt as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Credit Agreement	$—	$—
Convertible Senior Notes due 2021	—	38.9
Convertible Senior Notes due 2025	44.8	39.3
Total debt	$44.8	$78.2
Less current portion of debt	44.8	38.9
Total non-current portion of debt	$—	$39.3

Amended Credit Agreement

On October 15, 2019, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), Bank of America, N.A., as syndication agent, and the other lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018. As of September 30, 2021, the amount available under the Amended Credit Agreement was $272.4 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

Convertible Senior Notes due 2021

The components of the Convertible Senior Notes due 2021 as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Principal	$—	$40.2
Less: Debt issuance costs, net of amortization	—	(0.1)
Less: Debt discount, net of amortization	—	(1.2)
Convertible Senior Notes due 2021, net	$—	$38.9

There is no outstanding principal amount for the Convertible Senior Notes due 2021 as of September 30, 2021, as the Convertible Senior Notes due 2021 matured on June 1, 2021. The Convertible Senior Notes due 2021 were settled with cash payment of $38.9 million and issuance of shares of 0.1 million, as most noteholders exercised the conversion option prior to the date of maturity. For details regarding method of settlement for noteholders who exercised their conversion option prior to maturity, refer to the Indenture for the Convertible Senior Notes due 2021 filed as an exhibit to a Form 8-K on May 31, 2016 and incorporated by reference in our most recent 10-K filing. The final cash payment for interest was also made to noteholders on June 1, 2021 in the amount of $1.2 million.

Convertible Senior Notes due 2025

The components of the Convertible Senior Notes due 2025 as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Principal	$46.0	$46.0
Less: Debt issuance costs, net of amortization	(1.2)	(1.3)
Less: Debt discount, net of amortization	—	(5.4)
Convertible Senior Notes due 2025, net	$44.8	$39.3

The principal amount of the Convertible Senior Notes due 2025 as of September 30, 2021 is $46.0 million. Transaction costs related to the Convertible Senior Notes due 2025 incurred upon issuance were $1.5 million. These costs are amortized to interest expense over the term of the notes. The Convertible Senior Notes due 2025 mature on December 1, 2025. The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election.

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the third quarter of 2021 and as such the notes can be converted at the option of the holders beginning October 1 through December 31, 2021. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of September 30, 2021.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

Convertible Notes Interest Expense

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$0.7	$1.3	$3.0	$3.9
Amortization of debt issuance costs	0.1	0.1	0.3	0.3
Amortization of debt discount	—	1.1	—	3.3
Total	$0.8	$2.5	$3.3	$7.5

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $87.4 million as of September 30, 2021. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of September 30, 2021.

Cash Interest Paid

The total cash interest paid for the nine months ended September 30, 2021 and 2020 was $3.4 million and $4.5 million, respectively.

Note 11 - Retirement and Postretirement Plans

The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Pension	Postretirement	Pension	Postretirement
Service cost	$4.4	$0.3	$4.8	$0.3
Interest cost	8.9	0.9	10.5	1.0
Expected return on plan assets	(16.8)	(0.8)	(16.1)	(0.9)
Amortization of prior service cost	0.1	(1.5)	0.1	(1.5)
Net remeasurement (gains) losses	2.7	—	(4.1)	—
Net Periodic Benefit Cost (Income)	$(0.7)	$(1.1)	$(4.8)	$(1.1)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Pension	Postretirement	Pension	Postretirement
Service cost	$13.1	$0.9	$14.5	$0.9
Interest cost	27.2	2.5	32.2	3.1
Expected return on plan assets	(50.7)	(2.6)	(48.3)	(2.7)
Amortization of prior service cost	0.2	(4.5)	0.3	(4.5)
Net remeasurement (gains) losses	2.2	—	3.5	—
Net Periodic Benefit Cost (Income)	$(8.0)	$(3.7)	$2.2	$(3.2)

The Salaried Plan has a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2021, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2021. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required throughout each quarter of 2020.

Note 12 – Stock-Based Compensation

During the nine months ended September 30, 2021 the Board of Directors granted 938,995 time-based restricted stock units and 651,240 performance-based restricted stock units, which primarily includes the annual grant to our employees and Board of Directors, as well as the inducement grant made upon the hiring of our new CEO in January 2021. There have been no stock option grants in 2021.

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period. The weighted average fair value of the restricted stock units granted during the nine months ended September 30, 2021 was $7.70 per share.

Performance-based restricted stock units issued in 2021 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The weighted average fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2021 was $7.57 per share.

TimkenSteel recognized stock-based compensation expense of $1.9 million and $5.5 million for the three and nine months ended September 30, 2021, compared to $1.6 million and $5.2 million for the same periods in 2020, respectively. Future stock-based compensation expense related to the unvested portion of all awards is approximately $11.9 million. The future expense is expected to be recognized over the remaining vesting periods through 2024.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and 2020 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2020	$(5.4)	$45.8	$40.4
Other comprehensive income (loss) before reclassifications, before income tax	0.3	—	0.3
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(4.3)	(4.3)
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	0.3	(4.3)	(4.0)
Balance as of September 30, 2021	$(5.1)	$41.5	$36.4

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2019	$(6.8)	$51.5	$44.7
Other comprehensive income (loss) before reclassifications, before income tax	(0.3)	—	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(4.3)	(4.3)
Tax effect	—	0.1	0.1
Net current period other comprehensive income (loss), net of income taxes	(0.3)	(4.2)	(4.5)
Balance as of September 30, 2020	$(7.1)	$47.3	$40.2

The amount reclassified from accumulated other comprehensive income (loss) in the nine months ended September 30, 2021 and 2020 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, and litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of September 30, 2021 and December 31, 2020, TimkenSteel had a $2.3 million and a $1.0 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Note 15 – Subsequent Events

In October 2021, the Company further refined its organizational structure and offered a voluntary exit incentive to certain U.S.-based salaried non-operative employees who will be eligible for retirement by December 31, 2023. As a result of this program, the Company anticipates recording a restructuring charge of approximately $4 million in the fourth quarter of 2021, with cash severance payments expected primarily in 2022.

On October 29, 2021, the United Steelworkers (USW) Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract is in effect until September 27, 2025 and covers approximately 1,180 bargaining employees at the Company’s Canton, Ohio operations. A contract ratification bonus will be paid to bargaining employees during the fourth quarter of 2021 at a cost of approximately $2 million.

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

The SBQ bar, tube, and billet production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our production of manufactured components takes place at two downstream manufacturing facilities: Tryon Peak (Columbus, North Carolina) and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our market sectors. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.

The lead time for our products varies based on product type and specifications. As of the date of this filing, lead times for SBQ bars and tubes extend into the second quarter of 2022.

On February 16, 2021, management announced a plan to indefinitely idle our Harrison melt and casting assets, which was completed in the first quarter of 2021. All of our melt and casting activities are now taking place at the Faircrest location. We worked collaboratively with employees, suppliers and a number of customers to ensure a well-organized and efficient transition. Our rolling and finishing operations at Harrison were not impacted by this action. For additional details regarding this matter please refer to “Note 5 – Disposition of Non-Core Assets”.

Prior to indefinitely idling these assets, we had an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. After indefinitely idling these assets, our annual melt capacity is approximately 1.2 million tons and our shipment capacity is approximately 0.9 million tons.

On October 29, 2021, the United Steelworkers (USW) Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract, which is in effect until September 27, 2025, offers TimkenSteel's Canton-based bargaining employees increases to base wages every year, competitive healthcare and retirement benefits for all members, and a continued focus on employee wellbeing as well as safe and sustainable operations. The Contract covers approximately 1,180 bargaining employees at the Company’s Canton, Ohio operations.

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

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended September 30, 2021 and 2020.

Net sales for the three months ended September 30, 2021 were $343.7 million, an increase of $137.8 million, or 66.9% compared with the three months ended September 30, 2020. The increase in net sales was driven by an increase in surcharges and higher volumes, partially offset by unfavorable price/mix. The increase in surcharges of $89.9 million was across all end-market sectors due to higher market prices for scrap and alloy. Higher volumes of approximately 58 thousand ship tons resulted in an increase of $70.6 million primarily due to higher customer demand in the industrial and energy end-market sectors, partially offset by a decrease in ship tons in the mobile end-market sector due to an approximately 15 thousand ton decrease in expected ship tons as a result of the ongoing semiconductor chip shortage. Unfavorable price/mix of $22.7 million was driven by unfavorable mix within the industrial end-market sector. Excluding surcharges, net sales increased $47.9 million or 27.4%.

The charts below present net sales and shipments for the nine months ended September 30, 2021 and 2020.

Net sales for the nine months ended September 30, 2021 were $944.6 million, an increase of $325.1 million, or 52.5% compared with the nine months ended September 30, 2020. The increase in sales was driven by an increase in surcharges and higher volumes, partially offset by unfavorable price/mix. The increase in surcharges of $191.2 million was due to higher market prices for scrap and alloy in the industrial and mobile end-market sectors. Higher volumes of approximately 144 thousand ship tons resulted in an increase of $179.5 million primarily due to higher customer demand in the mobile and industrial end-market sectors, despite an approximate 33 thousand ton decrease in expected ship tons for the nine months ended September 30, 2021 due to the semiconductor chip shortage in the mobile end-market sector. This was partially offset by lower energy and no OCTG billet shipments during 2021. Unfavorable price/mix of $45.6 million was driven by unfavorable mix within the industrial end-market sector, as well as higher sales volume in the mobile end-market sector for the nine months ended September 30, 2021 compared with higher sales volume in the energy end-market sector for the nine months ended September 30, 2020. Excluding surcharges, net sales increased $133.9 million or 25.8%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended September 30, 2020 to September 30, 2021.

Gross profit for the three months ended September 30, 2021 increased $69.1 million compared with the three months ended September 30, 2020. The increase was driven by favorable manufacturing costs, raw material spread and increased volume. Favorable manufacturing costs were primarily due to improved fixed cost leverage and improved labor productivity on higher production volumes, partially offset by higher variable compensation costs. Raw material spread was favorable due to higher scrap and alloy spreads. The primary driver of the increase in volume was higher customer demand in the industrial and energy end-market sectors.

The chart below presents the drivers of the gross profit variance from the nine months ended September 30, 2020 to September 30, 2021.

Gross profit for the nine months ended September 30, 2021 increased $163.2 million compared with the nine months ended September 30, 2020. The increase was driven by favorable manufacturing costs, raw material spread, increased volume, and inventory adjustments, partially offset by unfavorable price/mix. Favorable manufacturing costs were primarily due to the Company’s significant cost reduction actions and a favorable impact of higher production levels on fixed cost leverage, partially offset by higher variable compensation costs. Raw material spread was favorable due to higher scrap and alloy spreads. The primary driver of the increase in volume was higher customer demand in the industrial and mobile end-market sectors, partially offset by lower energy and no OCTG billet shipments for the nine months ended 2021. Inventory adjustments were also favorable as additional reserves were recorded during the nine months ended September 30, 2020 due to market conditions at the time, specifically in the energy end-market sector. These increases were partially offset by unfavorable price/mix, driven by unfavorable mix within the industrial end-market sector, as well as higher sales volume in the mobile end-market sector for the nine months ended September 30, 2021 compared with higher sales volume in the energy end-market sector for the nine months ended September 30, 2020.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and nine months ended September 30, 2021 and 2020.

SG&A expense for the three and nine months ended September 30, 2021 increased by $2.0 million, or 11.2%, and $2.3 million, or 4.0%, respectively, compared with the same periods in 2020. These increases are primarily due to higher variable compensation in the current year, partially offset by lower wages and benefits expense as a result of a reduction in employee headcount following the Company’s restructuring actions.

Restructuring Charges

Over the past several years, TimkenSteel has made numerous organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. Restructuring charges totaled $0.4 million and $2.0 million for the three and nine months ended September 30, 2021, respectively. Approximately 15 salaried positions were eliminated through restructuring actions in 2021.

During this period of organizational changes, the Company has eliminated approximately 230 salaried positions through restructuring actions and recognized restructuring charges of $13.7 million. The Company expects to realize ongoing annual savings of approximately $30 million as a result of these actions.

In October 2021, the Company further refined its organizational structure and offered a voluntary exit incentive to certain U.S.-based salaried non-operative employees who will be eligible for retirement by December 31, 2023. As a result of this program, the Company anticipates recording a restructuring charge of approximately $4 million in the fourth quarter of 2021, with cash severance payments expected primarily in 2022. Annual savings are estimated to be approximately $5 million as a result of this action.

Refer to “Note 4 - Restructuring Charges” and “Note 15 – Subsequent Events” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Interest Expense

Interest expense for the three and nine months ended September 30, 2021 was $1.2 million and $4.7 million, a decrease of $1.8 million and $4.5 million, respectively, compared with the three and nine months ended September 30, 2020. The decrease in interest expense for both periods was primarily due to the adoption of the Accounting Standard Update 2020-06 on January 1, 2021, which caused the Convertible Notes to no longer have a debt discount that is amortized. The remaining decrease is driven by a reduction in outstanding borrowings. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended September 30,
	2021	2020	$ Change
Pension and postretirement non-service benefit (income) loss	$(9.2)	$(6.7)	$(2.5)
Loss (gain) from remeasurement benefit plan	2.7	(4.1)	6.8
Foreign currency exchange loss (gain)	—	(0.1)	0.1
Miscellaneous (income) expense	(0.1)	0.3	(0.4)
Total other (income) expense, net	$(6.6)	$(10.6)	$4.0

	Nine Months Ended September 30,
	2021	2020	$ Change
Pension and postretirement non-service benefit (income) loss	$(28.0)	$(19.7)	$(8.3)
Loss (gain) from remeasurement benefit plan	2.2	3.5	(1.3)
Foreign currency exchange loss (gain)	—	0.3	(0.3)
Sales and use tax refund	(2.5)	—	(2.5)
Miscellaneous (income) expense	—	(0.1)	0.1
Total other (income) expense, net	$(28.3)	$(16.0)	$(12.3)

Non-service related pension and other postretirement benefit income, for all years, consists of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Retirement Plan (“Salaried Plan”) has a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2021, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2021. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required throughout each quarter of 2020. For more details on the remeasurement refer to “Note 11 - Retirement and Postretirement Plans”.

During the second quarter of 2021, TimkenSteel received a refund from the State of Ohio related to an overpayment of sales and use taxes for the period of October 1, 2016 through September 30, 2019. This resulted in a gain recognized of $2.5 million, net of related professional fees, during the second quarter of 2021.

Provision for Income Taxes

	Three Months Ended September 30,
	2021	2020	$ Change
Provision (benefit) for income taxes	$0.5	$0.3	$0.2
Effective tax rate	1.0%	(2.2)%	NM(1)

	Nine Months Ended September 30,
	2021	2020	$ Change
Provision (benefit) for income taxes	$2.1	$0.6	$1.5
Effective tax rate	1.8%	(1.2)%	NM(1)

(1) “NM” represents data that is not meaningful.

The majority of the Company’s income tax expense is derived from foreign, state, and local taxes. The Company remains in a full valuation for the U.S. jurisdiction for the three and nine months ended September 30, 2021 and 2020.

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

(dollars in millions, tons in thousands)
	Three Months Ended September 30, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	88.8	111.0	12.9	—	212.7

Net Sales	$133.5	$182.0	$20.4	$7.8	$343.7
Less: Surcharges	47.0	66.6	7.4	—	121.0
Base Sales	$86.5	$115.4	$13.0	$7.8	$222.7

Net Sales / Ton	$1,503	$1,640	$1,581	$—	$1,616
Surcharges / Ton	$529	$600	$573	$—	$569
Base Sales / Ton	$974	$1,040	$1,008	$—	$1,047

	Three Months Ended September 30, 2020
	Mobile	Industrial	Energy	Other	Total
Tons	90.3	59.3	4.7	0.0	154.3

Net Sales	$103.1	$90.7	$7.0	$5.1	$205.9
Less: Surcharges	17.0	13.0	1.1	0.0	31.1
Base Sales	$86.1	$77.7	$5.9	$5.1	$174.8

Net Sales / Ton	$1,142	$1,530	$1,489	$—	$1,334
Surcharges / Ton	$189	$220	$234	$—	$201
Base Sales / Ton	$953	$1,310	$1,255	$—	$1,133

	Nine Months Ended September 30, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	285.9	307.3	27.1	—	620.3

Net Sales	$400.0	$480.3	$41.4	$22.9	$944.6
Less: Surcharges	121.5	156.9	14.1	—	292.5
Base Sales	$278.5	$323.4	$27.3	$22.9	$652.1

Net Sales / Ton	$1,399	$1,563	$1,528	$—	$1,523
Surcharges / Ton	$425	$511	$521	$—	$472
Base Sales / Ton	$974	$1,052	$1,007	$—	$1,051

	Nine Months Ended September 30, 2020
	Mobile	Industrial	Energy	Other	Total
Tons	211.8	203.7	32.2	28.7	476.4

Net Sales	$236.9	$302.0	$46.8	$33.8	$619.5
Less: Surcharges	40.3	46.4	7.5	7.1	101.3
Base Sales	$196.6	$255.6	$39.3	$26.7	$518.2

Net Sales / Ton	$1,119	$1,483	$1,453	$1,178	$1,300
Surcharges / Ton	$191	$228	$233	$248	$212
Base Sales / Ton	$928	$1,255	$1,220	$930	$1,088

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the third quarter of 2021 and as such the notes can be converted at the option of the holders beginning October 1 through December 31, 2021. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during this optional fourth quarter of 2021 conversion period.

For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$172.0	$102.8

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(122.2)	(183.2)
Availability	277.8	216.8
Amount borrowed	—	—
Letter of credit obligations	(5.4)	(5.5)
Availability not borrowed	$272.4	$211.3

Total liquidity	$444.4	$314.1

(1) As of September 30, 2021, and December 31, 2020, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our credit agreement. As of September 30, 2021, taking into account our view of mobile, industrial, and energy end-market demands for our products, and our 2021 operating and long-range plan, we believe that our cash balance as of September 30, 2021, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

American Rescue Plan Act of 2021

On March 11, 2021, the President of the United States signed the American Rescue Plan Act of 2021 (“ARPA”). The ARPA strengthens and extends certain programs enacted through the CARES Act and establishes new relief programs aimed at mitigating the financial impact of the COVID-19 pandemic. The provisions within the ARPA have been evaluated and at this time one provision, which offers funding relief for single-employer defined benefit pension plans, is expected to materially impact the Company.

Specifically, the ARPA provides enhanced interest rate stabilization, as well as extended amortization of funding shortfalls. The Company has evaluated and made final the elections permitted by the ARPA related to the required contributions for our domestic defined benefit pension plans. At this time based on current assumptions, the elections made under ARPA and expected asset returns, we believe that required Company contributions have been delayed until 2030. However, these estimates are subject to significant uncertainty. Prior to the ARPA, we had expected to make required pension contributions for our domestic defined benefit pension plans beginning in 2022.

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2021 and 2020. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Nine Months Ended September 30,
	2021	2020
Net cash provided (used) by operating activities	$106.2	$121.0
Net cash provided (used) by investing activities	(0.9)	(3.0)
Net cash provided (used) by financing activities	(36.1)	(70.3)
Increase (Decrease) in Cash and Cash Equivalents	$69.2	$47.7

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $106.2 million compared to net cash provided of $121.0 million for the nine months ended September 30, 2020. The decrease in net cash provided by operating activities is due to an increase in working capital, principally inventory, during the nine months ended September 31, 2021 to support increasing customer demand and production levels, as compared to a drawdown of working capital based on economic conditions during the nine months ended September 30, 2020.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2021 was $0.9 million compared to net cash used of $3.0 million for the nine months ended September 30, 2020. The change was primarily due to lower capital expenditures, as well as proceeds from the sale of TimkenSteel (Shanghai) Corporation Limited in the third quarter of 2021, partially offset by lower proceeds on disposals of property, plant and equipment.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2021 was $36.1 million compared to net cash used of $70.3 million for the nine months ended September 30, 2020. The change was primarily due to lower repayments on outstanding borrowings and increased proceeds from the exercise of stock options during the nine months ended September 30, 2021 compared to the same period of 2020.

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

•

climate-related risks, including environmental and severe weather caused by climate changes, and legislative and regulatory initiatives addressing global climate change or other environmental concerns;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2021, we have $46.0 million of aggregate debt outstanding. None of our outstanding debt as of September 30, 2021 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

TIMKENSTEEL CORPORATION

Date:	November 4, 2021	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)