Form 10-Q
period 2022-03-31
TimkenSteel Corp
filed 2022-05-04
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2022
Common Shares, without par value	46,626,025

TimkenSteel Corporation

Part I. Financial Information

Item 1. Financial Statements

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions, except per share data)
Net sales	$352.0	$273.6
Cost of products sold	292.0	242.9
Gross Profit	60.0	30.7

Selling, general and administrative expenses	18.5	19.5
Restructuring charges	0.4	0.5
Loss (gain) on sale or disposal of assets, net	0.1	—
Impairment charges	—	8.2
Interest expense	1.2	1.9
Loss on extinguishment of debt	17.0	—
Other (income) expense, net	(15.2)	(9.4)
Income (Loss) Before Income Taxes	38.0	10.0
Provision (benefit) for income taxes	0.9	0.2
Net Income (Loss)	$37.1	$9.8

Per Share Data:
Basic earnings (loss) per share	$0.80	$0.22
Diluted earnings (loss) per share	$0.70	$0.20

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Net income (loss)	$37.1	$9.8
Other comprehensive income (loss), net of tax of $0.1 million for the three months ended March 31, 2022
Foreign currency translation adjustments	(0.8)	0.1
Pension and postretirement liability adjustments	(1.1)	(1.5)
Other comprehensive income (loss), net of tax	(1.9)	(1.4)
Comprehensive Income (Loss), net of tax	$35.2	$8.4

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$239.9	$259.6
Accounts receivable, net of allowances (2022 - $2.1 million; 2021 - $1.9 million)	135.1	100.5
Inventories, net	230.1	210.9
Deferred charges and prepaid expenses	3.6	3.9
Assets held for sale	4.3	4.3
Other current assets	2.2	3.1
Total Current Assets	615.2	582.3

Property, plant and equipment, net	500.8	510.2
Operating lease right-of-use assets	13.8	14.5
Pension assets	48.2	43.1
Intangible assets, net	6.1	6.7
Other non-current assets	1.9	2.1
Total Assets	$1,186.0	$1,158.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$168.5	$141.9
Salaries, wages and benefits	21.2	37.9
Accrued pension and postretirement costs	2.6	4.3
Current operating lease liabilities	5.7	5.7
Current convertible notes, net	35.2	44.9
Other current liabilities	13.0	16.1
Total Current Liabilities	246.2	250.8

Credit Agreement	—	—
Non-current operating lease liabilities	8.1	8.8
Accrued pension and postretirement costs	217.3	223.0
Deferred income taxes	2.1	2.2
Other non-current liabilities	9.1	9.5
Total Liabilities	482.8	494.3

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2022 - 46.9 million shares and 2021 - 46.3 million shares	—	—
Additional paid-in capital	840.3	832.1
Retained deficit	(151.1)	(188.2)
Treasury shares - 2022 - 0.2 million; 2021 - None	(4.8)	—
Accumulated other comprehensive income (loss)	18.8	20.7
Total Shareholders’ Equity	703.2	664.6
Total Liabilities and Shareholders’ Equity	$1,186.0	$1,158.9

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	46,268,855	$832.1	$(188.2)	$—	$20.7	$664.6
Net income (loss)	—	—	37.1	—	—	37.1
Other comprehensive income (loss)	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	298,648	2.1	—	—	—	2.1
Stock option activity	406,750	6.3	—	—	—	6.3
Purchase of treasury shares	(169,816)	—	—	(3.4)	—	(3.4)
Shares surrendered for taxes	(91,853)	(0.2)	—	(1.4)	—	(1.6)
Balance at March 31, 2022	46,712,584	$840.3	$(151.1)	$(4.8)	$18.8	$703.2

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	45,164,308	$843.4	$(363.4)	$(12.9)	$40.4	$507.5
Net income (loss)	—	—	9.8	—	—	9.8
Other comprehensive income (loss)	—	—	—	—	(1.4)	(1.4)
Adoption of new accounting standard	—	(10.6)	4.2	—	—	(6.4)
Stock-based compensation expense	—	1.8	—	—	—	1.8
Stock option activity	—	2.5	—	—	—	2.5
Issuance of treasury shares	580,248	(12.4)	—	12.4	—	—
Shares surrendered for taxes	(72,174)	—	—	(0.5)	—	(0.5)
Balance at March 31, 2021	45,672,382	$824.7	$(349.4)	$(1.0)	$39.0	$513.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$37.1	$9.8
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	14.6	17.6
Amortization of deferred financing fees	0.2	0.3
Loss on extinguishment of debt	17.0	—
Loss (gain) on sale or disposal of assets, net	0.1	—
Impairment charges	—	8.2
Deferred income taxes	(0.1)	—
Stock-based compensation expense	2.1	1.8
Pension and postretirement (benefit) expense, net	(10.7)	(4.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(34.4)	(33.0)
Inventories, net	(19.0)	(28.2)
Accounts payable	28.3	48.1
Other accrued expenses	(20.1)	(2.4)
Pension and postretirement contributions and payments	(3.7)	(1.6)
Deferred charges and prepaid expenses	0.3	0.3
Other, net	1.6	(3.0)
Net Cash Provided (Used) by Operating Activities	13.3	13.2

Investing Activities
Capital expenditures	(6.5)	(2.3)
Net Cash Provided (Used) by Investing Activities	(6.5)	(2.3)

Financing Activities
Purchase of treasury shares	(3.4)	—
Proceeds from exercise of stock options	6.3	2.5
Shares surrendered for employee taxes on stock compensation	(1.6)	(0.5)
Repayments on convertible notes	(26.8)	—
Net Cash Provided (Used) by Financing Activities	(25.5)	2.0
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(18.7)	12.9
Cash, cash equivalents, and restricted cash at beginning of period	259.6	102.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$240.9	$115.7

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$239.9	$115.7
Restricted cash reported in other current assets	1.0	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$240.9	$115.7

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared by TimkenSteel Corporation (the “Company” or “TimkenSteel”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

Certain items previously reported in specific financial statement captions have been reclassified to conform with current year presentation.

The Company's restricted cash balance represents an imprest cash account used for the funding of employee healthcare costs. Funding of this account began during the first quarter of 2022 when the Company changed its healthcare plan administrator. The balance of restricted cash as of March 31, 2022 was $1.0 million, which is included in other current assets on the Consolidated Balance Sheets.

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any Accounting Standard Updates (“ASU”) in the first quarter of 2022. Additionally, there are no current ASUs issued, but not adopted, that are expected to have an impact on the Company.

As of January 1, 2021, the Company early adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), using the modified retrospective method of transition. The standard simplifies the accounting for convertible instruments, as well as the diluted net income per share calculation. The standard also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception.

Upon adoption of ASU 2020-06 as of January 1, 2021, all outstanding Convertible Notes were fully classified as a liability, there was no longer a separate equity component and the Convertible Notes no longer have a debt discount that is amortized. This resulted in a decrease of $10.6 million to additional paid-in capital and an increase of $1.1 million and $5.3 million to current convertible notes, net and non-current convertible notes, net, respectively, on the Consolidated Balance Sheets as of January 1, 2021. Additionally, retained deficit was reduced by $4.2 million in the Consolidated Balance Sheets as of January 1, 2021 to remove amortization expense recognized in prior periods. The adoption of this standard did not have an effect on the Company’s cash flows, liquidity, or the methodology used for the earnings per share calculation. Refer to “Note 10 – Financing Arrangements” for additional information on the Convertible Notes.

Legislation related to the COVID-19 Pandemic

Due to a provision in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company was able to defer the employer share of Social Security payroll taxes for a specified time during 2020. During the year ended December 31, 2020, the Company deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets, to be paid in two equal installments. The first installment in the amount of $3.2 million was paid during the fourth quarter of 2021. The second installment is due on December 31, 2022.

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes. The Company qualified for the tax credit in the second and third quarters of 2020 and accrued a benefit of $2.3 million in the fourth quarter of 2020 related to the Employee Retention Credit in other (income) expense, net on the Consolidated Statements of Operations. The Company filed for this credit in the second quarter of 2021 and received a portion of the proceeds from the Internal Revenue Service ("IRS") in the amount of $0.5 million during the fourth quarter of 2021. The Company received the remaining $1.8 million of cash proceeds in the first quarter of 2022.

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Mobile	$144.1	$133.6
Industrial	175.0	124.7
Energy	25.0	7.7
Other (1)	7.9	7.6
Total Net Sales	$352.0	$273.6

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Bar	$236.4	$173.2
Tube	46.5	36.1
Manufactured components (3)	61.2	56.7
Other (2)	7.9	7.6
Total Net Sales	$352.0	$273.6

(2) “Other” sales by product type relates to the Company’s scrap sales.

(3) Formerly known as the “Value-add” product type.

Note 4 - Restructuring Charges

Over the past several years, TimkenSteel has made numerous organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. Restructuring charges totaled $0.4 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Restructuring charges for the three months ended March 31, 2022 were $0.4 million related to severance and employee-related benefits as a result of organizational changes. Restructuring charges for the three months ended March 31, 2021 amounted to $0.5 million, including $0.3 million related to the transition of customers to other TimkenSteel manufacturing equipment due to the discontinuation of specific small-diameter seamless mechanical tube manufacturing and the indefinite idling of our Harrison melt and casting activities (refer to “Note 5 – Disposition of Non-Core Assets” for additional information). The remaining $0.2 million related to severance and employee-related benefits as a result of organizational changes.

TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at March 31, 2022 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the three months ended March 31, 2022 and 2021:

Balance at December 31, 2021	$4.7
Expenses	0.4
Payments	(1.0)
Balance at March 31, 2022	$4.1

Balance at December 31, 2020	$1.5
Expenses	0.5
Payments	(1.4)
Balance at March 31, 2021	$0.6

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

The remaining $4.3 million of land and buildings associated with TMS are classified as assets held for sale on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, as it is probable that these assets will be sold within the next 12 months.

Small-Diameter Seamless Mechanical Tubing Machinery and Equipment

In the third quarter of 2020, TimkenSteel informed customers that as of December 31, 2020 the Company would discontinue the commercial offering of specific small-diameter seamless mechanical tubing products. As a result, accelerated depreciation of $1.5 million was recognized in the first quarter of 2021 in alignment with the ramp down of this machinery and equipment. Spare parts related to this machinery and equipment of $0.5 million were also written down in the first quarter of 2021, as management determined there was no alternative use.

Harrison Melt and Casting Assets

On February 16, 2021, management announced a plan to indefinitely idle its Harrison melt and casting assets, which was completed in the first quarter of 2021. All of the Company’s melt and casting activities now take place at the Faircrest location. The Company worked collaboratively with employees, suppliers and a number of customers to ensure a well-organized and efficient transition. The Company’s rolling and finishing operations at Harrison were not impacted by this action.

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

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Pension and postretirement non-service benefit (income) loss	$(8.7)	$(9.6)
Loss (gain) from remeasurement of benefit plans	(6.5)	0.2
Total other (income) expense, net	$(15.2)	$(9.4)

Non-service related pension and other postretirement benefit income, for all years, consists of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Supplemental Pension Plan of TimkenSteel Corporation ("Supplemental Plan") and the TimkenSteel Corporation Retirement Plan (“Salaried Plan”) have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2022, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Supplemental Plan. Additionally, the cumulative costs of all lump sum payments were projected to exceed the sum of the service costs and interest cost components of net periodic pension cost in 2022 for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Supplemental Plan and Salaried Plan during the first quarter of 2022, and is required to complete a full remeasurement of both plans each quarter for the remainder of 2022.

A total gain of $6.5 million from the remeasurement of these benefit plans was recognized in the first quarter of 2022. This gain was primarily driven by a $25.6 million decrease in the liability due to the change in discount rate during the first quarter of 2022, partially offset by $19.1 million of investment losses on plan assets.

A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required during each quarter of 2021. For more details on the remeasurement refer to “Note 11 - Retirement and Postretirement Plans.”

Note 7 - Income Tax Provision

TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2022	2021
Provision (benefit) for incomes taxes	$0.9	$0.2
Effective tax rate	2.4%	2.0%

Income tax expense for the three months ended March 31, 2022 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to the valuation allowance the Company has on deferred tax assets in the U.S. This is partially offset by state, local, and foreign taxes.

Due to TimkenSteel’s historical operating performance in the U.S., the Company assessed its U.S. deferred tax assets and concluded, based upon all available evidence, that it was more likely than not that it would not realize the assets. As a result, the Company maintains a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries may cause variability in the Company’s effective tax rate. The majority of TimkenSteel’s income taxes are derived from domestic state and local taxes.

The effective tax rate of 2.4% for the three months ended March 31, 2022 was higher than the rate of 2.0% for the three months ended March 31, 2021, primarily due to increased projected income in the U.S., causing higher state and local tax expenses.

Note 8 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method or if-converted method. For the Convertible Notes, the Company utilizes the if-converted method to calculate diluted earnings (loss) per share. Under the if-converted method, the Company adjusts net earnings to add back interest expense (including amortization of debt issuance costs) recognized on the Convertible Notes and includes the number of shares potentially issuable related to the Convertible Notes in the weighted average shares outstanding. Treasury shares are excluded from the denominator in calculating both basic and diluted earnings (loss) per share.

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 4.3 million shares for the three months ended March 31, 2022. For the three months ended March 31, 2022, 0.9 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.4 million shares and 1.2 million shares assumed purchased with potential proceeds for the three months ended March 31, 2022, were included in the denominator of the diluted earnings (loss) per share calculation.

Common share equivalents for shares issuable for equity-based awards amounted to 5.1 million shares for the three months ended March 31, 2021. For the three months ended March 31, 2021, 2.3 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.8 million shares and 1.6 million shares assumed purchased with potential proceeds for the three months ended March 31, 2021, were included in the denominator of the diluted earnings (loss) per share calculation.

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021 as these shares would be dilutive.

In the first quarter of 2022, TimkenSteel repurchased $10.0 million of outstanding principal related to the Convertible Notes. The Convertible Notes repurchase reduced weighted average diluted shares outstanding by approximately 0.7 million shares in the first quarter of 2022. Refer to “Note 10 – Financing Arrangements” for additional information on the Convertible Notes.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss), basic	$37.1	$9.8
Add convertible notes interest	0.7	1.3
Net income (loss), diluted	$37.8	$11.1

Denominator:
Weighted average shares outstanding, basic	46.4	45.4
Dilutive effect of stock-based awards	2.2	1.2
Dilutive effect of convertible notes	5.2	9.1
Weighted average shares outstanding, diluted	53.8	55.7

Basic earnings (loss) per share	$0.80	$0.22
Diluted earnings (loss) per share	$0.70	$0.20

Note 9 - Inventories

The components of inventories, net of reserves as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Manufacturing supplies	$29.4	$29.3
Raw materials	38.4	37.3
Work in process	111.9	89.3
Finished products	50.9	55.8
Gross inventory	230.6	211.7
Allowance for inventory reserves	(0.5)	(0.8)
Total inventories, net	$230.1	$210.9

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes the current and non-current debt as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	35.2	44.9
Total debt	$35.2	$44.9
Less current portion of debt	35.2	44.9
Total non-current portion of debt	$—	$—

Amended Credit Agreement

On October 15, 2019, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), Bank of America, N.A., as syndication agent, and the other lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26, 2018. As of March 31, 2022, the amount available under the Amended Credit Agreement was $282.9 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

Convertible Senior Notes due 2021

The Convertible Senior Notes due 2021 were settled on June 1, 2021 with cash payment of $38.9 million and issuance of shares of 0.1 million, as most noteholders exercised the conversion option prior to the date of maturity. For details regarding method of settlement for noteholders who exercised their conversion option prior to maturity, refer to the Indenture for the Convertible Senior Notes due 2021 filed as an exhibit to a Form 8-K on May 31, 2016 and incorporated by reference in our most recent 10-K filing. The final cash payment for interest was also made to noteholders on June 1, 2021 in the amount of $1.2 million.

Convertible Senior Notes due 2025

The principal amount of the Convertible Senior Notes due 2025 upon issuance was $46.0 million. Transaction costs related to the Convertible Senior Notes due 2025 incurred upon issuance were $1.5 million. These costs are amortized to interest expense over the term of the notes. The Convertible Senior Notes due 2025 mature on December 1, 2025. The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election.

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the first quarter of 2022 and as such the notes can be converted at the option of the holders beginning April 1 through June 30, 2022. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of March 31, 2022. This criterion was also met as of December 31, 2021.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

The components of the Convertible Senior Notes due 2025 as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Principal	$36.0	$46.0
Less: Debt issuance costs, net of amortization	(0.8)	(1.1)
Convertible Senior Notes due 2025, net	$35.2	$44.9

In the first quarter of 2022, TimkenSteel repurchased a total of $10.0 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $26.8 million. A loss on extinguishment of debt was recognized in the first quarter of 2022 in the amount of $17.0 million, which includes a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

Convertible Notes Interest Expense

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$0.6	$1.2
Amortization of debt issuance costs	0.1	0.1
Total	$0.7	$1.3

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $107.9 million as of March 31, 2022. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of March 31, 2022.

Cash Interest Paid

The total cash interest paid for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

Treasury Shares

On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. For the three months ended March 31, 2022, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $3.4 million in the open market, which equates to an average repurchase price of $20.27 per share. As of March 31, 2022, the Company had a balance of $46.6 million remaining on its previously approved $50.0 million share repurchase program.

In April 2022, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $3.0 million, which equates to an average repurchase price of $21.88 per share. As of April 30, 2022, the Company had $43.6 million remaining under its previously approved $50.0 million share repurchase program.

Note 11 - Retirement and Postretirement Plans

Plan Amendments

TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan")

On October 29, 2021, the United Steelworkers ("USW") Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract is in effect until September 27, 2025 and resulted in several changes to the Bargaining Plan which increased the pension liability by $14.2 million in 2021. These plan amendments were recognized in other comprehensive income (loss) in 2021 and have begun to be amortized as part of the pension net periodic benefit cost in the first quarter of 2022. The primary change that drove the increase in the pension liability was the addition of a full lump sum form of payment for participants commencing benefits on or after January 1, 2022. In addition, the plan is now closed to new entrants effective January 1, 2022.

TimkenSteel Corporation Retirement Plan ("Salaried Plan")

During the fourth quarter of 2021, termination of the Salaried Plan was approved by the TimkenSteel Board of Directors. Participants were notified in January 2022 and the plan was terminated effective March 31, 2022, subject to regulatory approval. The purchase of an annuity from an insurance company is expected to occur in 2023, after which time the insurance company selected will be responsible for all participant benefit payments.

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended March 31, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$4.1	$0.1	$—	$—	$—	$4.2	$0.3
Interest cost	7.5	1.4	0.1	0.4	—	9.4	0.8
Expected return on plan assets	(14.4)	(1.5)	—	(0.9)	—	(16.8)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	(4.0)	(2.5)	—	—	(6.5)	—
Net Periodic Benefit Cost (Income)	$(2.5)	$(4.0)	$(2.4)	$(0.5)	$—	$(9.4)	$(1.3)

The components of net periodic benefit cost (income) for the three months ended March 31, 2021 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$4.3	$0.1	$—	$—	$—	$4.4	$0.3
Interest cost	7.1	1.5	0.2	0.3	—	9.1	0.8
Expected return on plan assets	(12.9)	(3.5)	—	(0.8)	—	(17.2)	(0.9)
Amortization of prior service cost	0.1	—	—	—	—	0.1	(1.5)
Net remeasurement losses (gains)	—	0.2	—	—	—	0.2	—
Net Periodic Benefit Cost (Income)	$(1.4)	$(1.7)	$0.2	$(0.5)	$—	$(3.4)	$(1.3)

The Supplemental Plan and Salaried Plan have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2022, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Supplemental Plan. Additionally, the cumulative costs of all lump sum payments were projected to exceed the sum of the service costs and interest cost components of net periodic pension cost in 2022 for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Supplemental Plan and Salaried Plan during the first quarter of 2022, and is required to complete a full remeasurement of both plans each quarter for the remainder of 2022. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required during each quarter of 2021.

Note 12 – Stock-Based Compensation

During the three months ended March 31, 2022 the Board of Directors granted 292,773 time-based restricted stock units and 178,467 performance-based restricted stock units, which relates to the annual grant to our employees.

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period. The fair value of the restricted stock units granted during the three months ended March 31, 2022 was $17.74 per share.

Performance-based restricted stock units issued in 2022 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the three months ended March 31, 2022 was $25.04 per share.

TimkenSteel recognized stock-based compensation expense of $2.1 million for the three months ended March 31, 2022, compared to $1.8 million for the three months ended March 31, 2021. Future stock-based compensation expense related to the unvested portion of all awards is approximately $17.4 million. The future expense is expected to be recognized over the remaining vesting periods through 2025.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2021	$(5.1)	$25.8	$20.7
Other comprehensive income (loss) before reclassifications, before income tax	(0.8)	—	(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.2)	(1.2)
Tax effect	—	0.1	0.1
Net current period other comprehensive income (loss), net of income taxes	(0.8)	(1.1)	(1.9)
Balance as of March 31, 2022	$(5.9)	$24.7	$18.8

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2020	$(5.4)	$45.8	$40.4
Other comprehensive income (loss) before reclassifications, before income tax	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.5)	(1.5)
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	0.1	(1.5)	(1.4)
Balance as of March 31, 2021	$(5.3)	$44.3	$39.0

The amount reclassified from accumulated other comprehensive income (loss) in the three months ended March 31, 2022 and 2021 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of March 31, 2022 and December 31, 2021, TimkenSteel had a $0.4 million and a $0.3 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

Business Overview

We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 1.2 million tons and shipment capacity of approximately 0.9 million tons. Our portfolio includes special bar quality (“SBQ”) bars, seamless mechanical tubing (“tubes”), manufactured components (formerly known as the "value-add" product type) such as precision steel components, and billets. In addition, we supply machining and thermal treatment services and manage raw material recycling programs, which are also used as a feeder system for our melt operations. Our products and services are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; power generation; and oil country tubular goods (“OCTG”).

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

The lead time for our products varies based on product type and specifications. As of the date of this filing, lead times for SBQ bars and tubes are through the end of the third quarter of 2022.

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

Impact of Raw Material Prices

In the ordinary course of business, we are exposed to the volatility of the costs of our raw materials. For example, the current Russia-Ukraine conflict could exacerbate inflationary pressures throughout the global economy and lead to potential market disruptions, such as significant volatility in commodity prices and supply chain disruptions. Although our business has not been materially impacted by this conflict to date, it is difficult to predict the extent to which our operations, or those of our suppliers, will be impacted in the future.

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

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended March 31, 2022 and 2021.

Net Sales
$ in Millions
$400
$300
$200
$100
$0
$352.0
$273.6
2022
2021

Shipments (tons)
250
200
150
100
50
0
Tons in thousands
196.4
193.4
2022
2021

Net sales for the three months ended March 31, 2022 were $352.0 million, an increase of $78.4 million, or 28.7% compared with the three months ended March 31, 2021. The increase in net sales was driven by an increase in surcharges, favorable price/mix, and higher volumes. The increase in surcharges of $41.0 million was due to higher market prices for scrap and alloys. Favorable price/mix of $32.2 million was primarily due to higher base prices across all end-market sectors, as well as an improvement of mix within all end-market sectors. Higher volumes of three thousand ship tons resulted in a net sales increase of $5.2 million, primarily due to increased customer demand in the industrial and energy end-market sectors. The overall increase in volume was partially offset by decreased ship tons in the mobile end-market sector, primarily driven by the semiconductor chip shortage, which caused an approximate six thousand ton decrease in expected ship tons for the three months ended March 31, 2022. Excluding surcharges, net sales increased $37.4 million or 18.2%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended March 31, 2021 to March 31, 2022.

Gross profit for the three months ended March 31, 2022 increased $29.3 million, or 95.4% compared with the three months ended March 31, 2021. The increase was driven by favorable price/mix and increased volume, partially offset by unfavorable raw material spread. Favorable price/mix was due to higher base prices across all end-market sectors, as well as an improvement of mix within all end-market sectors. The increase in volume was due to higher customer demand in the industrial and energy end-market sectors, partially offset by lower mobile end-market shipments, primarily driven by the semiconductor chip shortage. These increases were partially offset by unfavorable raw material spread due to lower scrap and alloy spreads.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2022 and 2021.

SG&A expense for the three months ended March 31, 2022 decreased by $1.0 million, or 5.1% compared with the March 31, 2021. This decrease was primarily due to lower employee expense as a result of prior restructuring actions.

Restructuring Charges

Over the past several years, TimkenSteel has made numerous organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. Restructuring charges totaled $0.4 million for the three months ended March 31, 2022 compared with restructuring charges of $0.5 million for the three months ended March 31, 2021. Refer to “Note 4 - Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Impairment Charges

TimkenSteel recorded no impairment charges for the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company recorded $8.2 million of impairment charges driven by $7.9 million related to the indefinite idling of our Harrison melt and casting assets. Other impairment charges in the prior year included $0.3 million related to the disposition of assets at our former TMS facility.

Refer to “Note 5 - Disposition of Non-Core Assets” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $1.2 million, a decrease of $0.7 million, compared with the three months ended March 31, 2021. The decrease was due to a reduction in average outstanding borrowings. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended March 31,
	2022	2021	$ Change
Pension and postretirement non-service benefit (income) loss	$(8.7)	$(9.6)	$0.9
Loss (gain) from remeasurement benefit plan	(6.5)	0.2	(6.7)
Total other (income) expense, net	$(15.2)	$(9.4)	$(5.8)

Non-service related pension and other postretirement benefit income, for all years, consists of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Supplemental Pension Plan of TimkenSteel Corporation ("Supplemental Plan") and the TimkenSteel Corporation Retirement Plan (“Salaried Plan”) have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2022, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Supplemental Plan. Additionally, the cumulative costs of all lump sum payments were projected to exceed the sum of the service costs and interest cost components of net periodic pension cost in 2022 for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Supplemental Plan and Salaried Plan during the first quarter of 2022, and is required to complete a full remeasurement of both plans each quarter for the remainder of 2022. A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required during each quarter of 2021. For more details on the remeasurement refer to "Note 6 - Other (Income) Expense, net" and “Note 11 - Retirement and Postretirement Plans” in the Notes to the unaudited Consolidated Financial Statements.

Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change
Provision (benefit) for income taxes	$0.9	$0.2	$0.7
Effective tax rate	2.4%	2.0%	0.4%

The majority of the Company’s income tax expense is derived from domestic state and local taxes. The Company remains in a full valuation for the U.S. jurisdiction for the three months ended March 31, 2022 and March 31, 2021.

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

(dollars in millions, tons in thousands)
	Three Months Ended March 31, 2022
	Mobile	Industrial	Energy	Other	Total
Tons	88.9	94.9	12.6	—	196.4

Net Sales	$144.1	$175.0	$25.0	$7.9	$352.0
Less: Surcharges	45.7	54.9	8.0	—	108.6
Base Sales	$98.4	$120.1	$17.0	$7.9	$243.4

Net Sales / Ton	$1,621	$1,844	$1,984	$—	$1,792
Surcharges / Ton	$514	$578	$635	$—	$553
Base Sales / Ton	$1,107	$1,266	$1,349	$—	$1,239

	Three Months Ended March 31, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	103.5	84.4	5.5	—	193.4

Net Sales	$133.6	$124.7	$7.7	$7.6	$273.6
Less: Surcharges	32.8	32.7	2.1	—	67.6
Base Sales	$100.8	$92.0	$5.6	$7.6	$206.0

Net Sales / Ton	$1,291	$1,477	$1,400	$—	$1,415
Surcharges / Ton	$317	$387	$382	$—	$350
Base Sales / Ton	$974	$1,090	$1,018	$—	$1,065

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

For additional details regarding the Amended Credit Agreement please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the first quarter of 2022 and as such the notes can be converted at the option of the holders beginning April 1 through June 30, 2022. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

In the first quarter of 2022, TimkenSteel repurchased a total of $10.0 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $26.8 million. A loss on extinguishment of debt was recognized in the first quarter of 2022 in the amount of $17.0 million, which includes a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$239.9	$259.6

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(111.7)	(143.5)
Availability	288.3	256.5
Amount borrowed	—	—
Letter of credit obligations	(5.4)	(5.4)
Availability not borrowed	$282.9	$251.1

Total liquidity	$522.8	$510.7

(1) As of March 31, 2022, and December 31, 2021, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of March 31, 2022, taking into account our view of mobile, industrial, and energy market demand for our products, and our 2022 operating and long-range plan, we believe that our cash balance as of March 31, 2022, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

We continue to evaluate the best use of our liquidity which would allow us to invest in profitable growth, maintain a strong balance sheet, and return capital to shareholders. We continue to anticipate capital expenditures to be approximately $40 million in 2022, with over half of this budget allocated to profitability improvement projects.

During the first quarter of 2022, we privately negotiated the early repurchase of $10.0 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating $0.6 million of annual interest savings, the convertible notes repurchase will have the effect of reducing diluted shares outstanding by a total of approximately 1.3 million shares beginning in the second quarter of 2022.

On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. Our share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The Company may utilize various methods to repurchase shares, which could include open market repurchases, including repurchases through Rule 10b5-1 plans, privately-negotiated transactions or by other means. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the price of the Company's shares, general market and economic conditions, capital needs and other factors. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. For the three months ended March 31, 2022, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $3.4 million in the open market, which equates to an average repurchase price of $20.27 per share. As of March 31, 2022, the Company had a balance of $46.6 million remaining on its previously approved $50.0 million share repurchase program.

In April 2022, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $3.0 million, which equates to an average repurchase price of $21.88 per share. As of April 30, 2022, the Company had $43.6 million remaining under its previously approved $50.0 million share repurchase program.

Coronavirus Aid, Relief, and Economic Security Act

Due to a provision in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company was able to defer the employer share of Social Security payroll taxes for a specified time during 2020. During the year ended December 31, 2020, the Company deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets, to be paid in two equal installments. The first installment in the amount of $3.2 million was paid during the fourth quarter of 2021. The second installment is due on December 31, 2022.

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes. The Company qualified for the tax credit in the second and third quarters of 2020 and accrued a benefit of $2.3 million in the fourth quarter of 2020 related to the Employee Retention Credit in other (income) expense, net on the Consolidated Statements of Operations. The Company filed for this credit in the second quarter of 2021 and received a portion of the proceeds from the Internal Revenue Service ("IRS") in the amount of $0.5 million during the fourth quarter of 2021. The Company received the remaining $1.8 million of cash proceeds in the first quarter of 2022.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2022 and 2021. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Three Months Ended March 31,
	2022	2021
Net cash provided (used) by operating activities	$13.3	$13.2
Net cash provided (used) by investing activities	(6.5)	(2.3)
Net cash provided (used) by financing activities	(25.5)	2.0
Increase (Decrease) in Cash and Cash Equivalents	$(18.7)	$12.9

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $13.3 million compared to net cash provided of $13.2 million for the three months ended March 31, 2021. The increase in net cash provided by operating activities is due to an increase in profitability during the first quarter of 2022 compared to the first quarter of 2021. This is partially offset by an increased use of cash for working capital purposes and an increase in the cash payment related to variable compensation earned in 2021 compared to 2020, which is paid out in the first quarter of the subsequent year.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2022 was $6.5 million compared to net cash used of $2.3 million for the three months ended March 31, 2021. The change was due to higher capital expenditures in the first quarter of 2022 compared to the first quarter of 2021.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2022 was $25.5 million compared to net cash provided of $2.0 million for the three months ended March 31, 2021. The change was due to the early repurchase of a portion of the Convertible Senior Notes due 2025 and the repurchase of common shares in the first quarter of 2022 under the share repurchase program, which is discussed in more detail in “Note 10 - Financing Arrangements”. This is partially offset by increased proceeds from the exercise of stock options in the first quarter of 2022 compared to the first quarter of 2021.

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

New Accounting Guidance

See “Note 2 - Recent Accounting Pronouncements” in the Notes to the unaudited Consolidated Financial Statements.

Forward-Looking Statements

Certain statements set forth in this Quarterly Report on Form 10-Q (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” ,“aspire,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strategic direction,” “strategy,” “target,” “will,” “would,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

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
•
unanticipated litigation, claims or assessments, including claims or problems related to intellectual property, product liability or warranty, employment matters, and environmental issues and taxes, among other matters;
•
cyber-related risks, including information technology system failures, interruptions and security breaches;
•
the Company's ability to achieve its environmental, social, and governance ("ESG") goals, including its 2030 ESG goals;
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
•
the impacts from any repurchases of our common shares, including the timing and amount of any repurchases; and
•
those items identified under the caption Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2022, we have $35.2 million of aggregate debt outstanding. None of our outstanding debt as of March 31, 2022 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Commodity Price Risk

In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys, natural gas and electricity. Additionally, the current Russia-Ukraine conflict could also exacerbate inflationary pressures throughout the global economy and lead to potential market disruptions, such as significant volatility in commodity prices and supply chain disruptions. Although our business has not been materially impacted by this conflict to date, it is difficult to predict the extent to which our operations, or those of our suppliers, will be impacted in the future.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended March 31, 2022.

(Dollars in millions, except shares and per share data)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
Beginning shares available				$50.0
January, 2022	—	$—	—	$50.0
February, 2022	—	$—	—	$50.0
March, 2022	169,816	$20.27	169,816	$46.6
Quarter-to-date	169,816	$20.27	169,816	$46.6

(1) On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. All of the shares purchased during the three months ended March 31, 2022 were purchased as of part of this share repurchase program. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and does not have an expiration date.

(2) The Company may utilize various methods to repurchase shares, which could include open market repurchases, including repurchases through Rule 10b5-1 plans, privately-negotiated transactions or by other means. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the price of the Company's shares, general market and economic conditions, capital needs and other factors.

(3) The average price paid per share excludes any broker commissions.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*	Form of Performance-Based Restricted Share Unit Agreement

10.2*	TimkenSteel Corporation Amended and Restated Annual Performance Award Plan

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	May 4, 2022	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)