Form 10-Q
period 2022-06-30
TimkenSteel Corp
filed 2022-08-04
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2022
Common Shares, without par value	46,224,853

TimkenSteel Corporation

Part I. Financial Information

Item 1. Financial Statements

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions, except per share data)
Net sales	$415.7	$327.3	$767.7	$600.9
Cost of products sold	334.3	260.1	626.3	503.0
Gross Profit	81.4	67.2	141.4	97.9

Selling, general and administrative expenses	21.7	21.0	40.2	40.5
Restructuring charges	0.4	1.0	0.8	1.6
Loss (gain) on sale or disposal of assets, net	0.5	0.4	0.6	0.4
Impairment charges	—	—	—	8.2
Interest expense, net	0.6	1.7	1.8	3.5
Loss on extinguishment of debt	26.0	—	43.0	—
Other (income) expense, net	(43.8)	(12.3)	(59.0)	(21.7)
Income (Loss) Before Income Taxes	76.0	55.4	114.0	65.4
Provision (benefit) for income taxes	1.5	1.4	2.4	1.6
Net Income (Loss)	$74.5	$54.0	$111.6	$63.8

Per Share Data:
Basic earnings (loss) per share	$1.60	$1.18	$2.40	$1.40
Diluted earnings (loss) per share	$1.42	$0.98	$2.12	$1.19

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Net income (loss)	$74.5	$54.0	$111.6	$63.8
Other comprehensive income (loss), net of tax of $0.3 million for the three months ended June 30, 2022 and $0.4 million for the six months ended June 30, 2022
Foreign currency translation adjustments	(2.3)	0.3	(3.1)	0.4
Pension and postretirement liability adjustments	(0.8)	(1.4)	(1.9)	(2.9)
Other comprehensive income (loss), net of tax	(3.1)	(1.1)	(5.0)	(2.5)
Comprehensive Income (Loss), net of tax	$71.4	$52.9	$106.6	$61.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$238.5	$259.6
Accounts receivable, net of allowances (2022 - $2.4 million; 2021 - $1.9 million)	159.9	100.5
Inventories, net	261.8	210.9
Deferred charges and prepaid expenses	3.4	3.9
Assets held for sale	4.3	4.3
Other current assets	1.7	3.1
Total Current Assets	669.6	582.3

Property, plant and equipment, net	489.7	510.2
Operating lease right-of-use assets	13.2	14.5
Pension assets	37.2	43.1
Intangible assets, net	5.8	6.7
Other non-current assets	1.8	2.1
Total Assets	$1,217.3	$1,158.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$187.5	$141.9
Salaries, wages and benefits	30.5	37.9
Accrued pension and postretirement costs	2.6	4.3
Current operating lease liabilities	5.8	5.7
Current convertible notes, net	20.4	44.9
Other current liabilities	13.2	16.1
Total Current Liabilities	260.0	250.8

Credit Agreement	—	—
Non-current operating lease liabilities	7.4	8.8
Accrued pension and postretirement costs	169.8	223.0
Deferred income taxes	2.0	2.2
Other non-current liabilities	9.2	9.5
Total Liabilities	448.4	494.3

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2022 - 47.1 million shares and 2021 - 46.3 million shares	—	—
Additional paid-in capital	843.9	832.1
Retained deficit	(76.6)	(188.2)
Treasury shares - 2022 - 0.7 million; 2021 - None	(14.1)	—
Accumulated other comprehensive income (loss)	15.7	20.7
Total Shareholders’ Equity	768.9	664.6
Total Liabilities and Shareholders’ Equity	$1,217.3	$1,158.9

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	46,268,855	$832.1	$(188.2)	$—	$20.7	$664.6
Net income (loss)	—	—	37.1	—	—	37.1
Other comprehensive income (loss)	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	298,648	2.1	—	—	—	2.1
Stock option activity	406,750	6.3	—	—	—	6.3
Purchase of treasury shares	(169,816)	—	—	(3.4)	—	(3.4)
Shares surrendered for taxes	(91,853)	(0.2)	—	(1.4)	—	(1.6)
Balance at March 31, 2022	46,712,584	$840.3	$(151.1)	$(4.8)	$18.8	$703.2
Net income (loss)	—	—	74.5	—	—	74.5
Other comprehensive income (loss)	—	—	—	—	(3.1)	(3.1)
Stock-based compensation expense	44,157	2.2	—	—	—	2.2
Stock option activity	92,290	1.5	—	—	—	1.5
Purchase of treasury shares	(437,638)	—	—	(9.3)	—	(9.3)
Issuance of treasury shares	2,285	(0.1)	—	0.1	—	—
Shares surrendered for taxes	(2,285)	—	—	(0.1)	—	(0.1)
Balance at June 30, 2022	46,411,393	$843.9	$(76.6)	$(14.1)	$15.7	$768.9

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	45,164,308	$843.4	$(363.4)	$(12.9)	$40.4	$507.5
Net income (loss)	—	—	9.8	—	—	9.8
Other comprehensive income (loss)	—	—	—	—	(1.4)	(1.4)
Adoption of new accounting standard	—	(10.6)	4.2	—	—	(6.4)
Stock-based compensation expense	—	1.8	—	—	—	1.8
Stock option activity	—	2.5	—	—	—	2.5
Issuance of treasury shares	580,248	(12.4)	—	12.4	—	—
Shares surrendered for taxes	(72,174)	—	—	(0.5)	—	(0.5)
Balance at March 31, 2021	45,672,382	$824.7	$(349.4)	$(1.0)	$39.0	$513.3
Net income (loss)	—	—	54.0	—	—	54.0
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)
Stock-based compensation expense	178,886	1.8	—	—	—	1.8
Stock option activity	66,615	0.7	—	—	—	0.7
Issuance of treasury shares	57,845	(1.0)	—	1.0	—	—
Convertible notes settlement	113,226	1.3	—	—	—	1.3
Balance at June 30, 2021	46,088,954	$827.5	$(295.4)	$—	$37.9	$570.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$111.6	$63.8
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	29.3	33.0
Amortization of deferred financing fees	0.4	0.5
Loss on extinguishment of debt	43.0	—
Loss (gain) on sale or disposal of assets, net	0.6	0.4
Impairment charges	—	8.2
Deferred income taxes	(0.2)	(0.1)
Stock-based compensation expense	4.3	3.6
Pension and postretirement (benefit) expense, net	(49.8)	(9.9)
Changes in operating assets and liabilities:
Accounts receivable, net	(59.4)	(58.0)
Inventories, net	(50.8)	(35.7)
Accounts payable	47.0	40.0
Other accrued expenses	(10.5)	5.3
Pension and postretirement contributions and payments	(4.0)	(2.0)
Deferred charges and prepaid expenses	0.5	1.9
Other, net	2.0	1.4
Net Cash Provided (Used) by Operating Activities	64.0	52.4

Investing Activities
Capital expenditures	(10.0)	(3.8)
Proceeds from disposals of property, plant and equipment	0.1	—
Net Cash Provided (Used) by Investing Activities	(9.9)	(3.8)

Financing Activities
Purchase of treasury shares	(12.7)	—
Proceeds from exercise of stock options	7.8	3.2
Shares surrendered for employee taxes on stock compensation	(1.7)	(0.5)
Repayments on convertible notes	(67.6)	(38.9)
Net Cash Provided (Used) by Financing Activities	(74.2)	(36.2)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(20.1)	12.4
Cash, cash equivalents, and restricted cash at beginning of period	259.6	102.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$239.5	$115.2

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$238.5	$115.2
Restricted cash reported in other current assets	1.0	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$239.5	$115.2

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

The Company's restricted cash balance represents an imprest cash account used for the funding of employee healthcare costs. Funding of this account began during the first quarter of 2022 when the Company changed its healthcare plan administrator. The balance of restricted cash as of June 30, 2022 was $1.0 million, which is included in other current assets on the Consolidated Balance Sheets.

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any Accounting Standard Updates (“ASU”) in the second quarter of 2022. Additionally, there are no current ASUs issued, but not adopted, that are expected to have an impact on the Company.

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

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mobile	$152.9	$132.9	$297.0	$266.5
Industrial	208.2	173.6	383.2	298.3
Energy	46.3	13.2	71.3	21.0
Other (1)	8.3	7.6	16.2	15.1
Total Net Sales	$415.7	$327.3	$767.7	$600.9

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Bar	$295.2	$225.3	$531.6	$398.5
Tube	52.8	40.9	99.3	77.0
Manufactured components	59.4	53.5	120.6	110.2
Other (2)	8.3	7.6	16.2	15.2
Total Net Sales	$415.7	$327.3	$767.7	$600.9

(2) “Other” sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from any cash payments received in advance from customers. As of June 30, 2022, contract liabilities totaled $1.7 million and were less than $0.1 million as of December 31, 2021. These are included in other current liabilities on the Consolidated Balance Sheets.

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

Restructuring charges totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively. These charges related to severance and employee-related benefits as a result of continued organizational changes.

Restructuring charges totaled $1.0 million and $1.6 million for the three and six months ended June 30, 2021, respectively. During the first half of 2021, approximately $1.3 million of restructuring charges related to severance and employee-related benefits as a result of organizational changes. The remaining $0.3 million of charges were incurred during the first quarter of 2021 and related to the transition of customers to other TimkenSteel manufacturing equipment due to the discontinuation of specific small-diameter seamless mechanical tube manufacturing and the indefinite idling of our Harrison melt and casting activities. Refer to “Note 5 – Disposition of Non-Core Assets” for additional information.

TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at June 30, 2022 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the six months ended June 30, 2022 and 2021:

Balance at December 31, 2021	$4.7
Expenses	0.8
Payments	(3.6)
Balance at June 30, 2022	$1.9

Balance at December 31, 2020	$1.5
Expenses	1.6
Payments	(2.7)
Balance at June 30, 2021	$0.4

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

The remaining $4.3 million of land and buildings associated with TMS are classified as assets held for sale on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, as it is probable that these assets will be sold within the next 12 months.

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

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pension and postretirement non-service benefit (income) loss	$(8.1)	$(9.2)	$(16.8)	$(18.8)
Loss (gain) from remeasurement of benefit plans	(35.5)	(0.7)	(42.0)	(0.5)
Sales and use tax refund	—	(2.5)	—	(2.5)
Foreign currency exchange (gain) loss	(0.1)	—	(0.1)	—
Miscellaneous (income) expense	(0.1)	0.1	(0.1)	0.1
Total other (income) expense, net	$(43.8)	$(12.3)	$(59.0)	$(21.7)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The gain from remeasurement of benefit plans is due to all lump sum payments exceeding or expected to exceed the sum of the service cost and interest cost components of the net periodic pension cost for certain plans. These payments constitute a partial settlement, which is a significant event requiring remeasurement of both plan assets and benefit obligations. A total gain of $35.5 million and $42.0 million from the remeasurement of these benefit plans was recognized for the three and six months ended June 30, 2022, respectively. This gain was primarily due to a $205.5 million and $231.1 million decrease in the liability due to the increase in discount rates during the three and six months ended June 30, 2022, respectively. This is partially offset by losses of $170.0 million and $189.1 million for the three and six months ended June 30, 2022, respectively, primarily driven by investment losses on plan assets.

A total gain of $0.7 million and $0.5 million from the remeasurement of these benefit plans was recognized for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, this gain was due to $9.5 million of favorable investment returns on plan assets, partially offset by losses of $8.8 million primarily driven by an increase in the pension liability due to a reduction in discount rate. For the six months ended June 30, 2021, this gain was driven by a $10.0 million decrease in the liability due to the increase in discount rate during the first half of 2021, partially offset by losses of $9.5 million primarily driven by investment losses on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision (benefit) for incomes taxes	$1.5	$1.4	$2.4	$1.6
Effective tax rate	2.0%	2.5%	2.1%	2.4%

Income tax expense for the three and six months ended June 30, 2022 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate is lower than the U.S. federal statutory rate of 21%, due to the reversal of valuation allowance the Company has on deferred tax assets in the U.S., as a result of current year forecasted income. This is partially offset by state, local, and foreign taxes.

Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the Company’s deferred tax assets. Due to TimkenSteel’s historical operating performance in the U.S., we have been limited in our ability to rely on other subjective evidence such as projections of our future profitability.

As a result, the Company maintains a full valuation allowance against its deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to conclude that a valuation allowance is not necessary. We will continue to assess available positive and negative evidence in future periods. The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries may cause variability in the Company’s effective tax rate. The majority of TimkenSteel’s income taxes are derived from domestic state and local taxes.

The effective tax rate of 2.0% and 2.1% for the three and six months ended June 30, 2022 was lower than the rate of 2.5% and 2.4% for the three and six months ended June 30, 2021, primarily driven by decreased permanent adjustments.

For the six months ended June 30, 2022, TimkenSteel made $1.5 million in state and local tax payments, $1.0 million in U.S. federal payments, and $0.1 million in foreign tax payments. For the six months ended June 30, 2021, TimkenSteel made $0.3 million in state and local tax payments, no U.S. federal payments, and $0.5 million in foreign tax payments.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 4.0 million shares and 4.1 million shares for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2022, 0.8 million shares and 1.0 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.2 million shares and 3.1 million shares assumed issued and the 1.0 million shares and 0.9 million shares assumed purchased with potential proceeds for the three and six months ended June 30, 2022, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

Common share equivalents for shares issuable for equity-based awards amounted to 4.9 million shares and 5.0 million shares for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, 1.6 million shares and 1.9 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.3 million shares and 3.1 million shares assumed issued and the 1.4 million shares and 1.5 million shares assumed purchased with potential proceeds for the three and six months ended June 30, 2021, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021 as these shares would be dilutive.

For the three and six months ended June 30, 2022, TimkenSteel repurchased $15.2 million and $25.2 million, respectively, of outstanding principal related to the Convertible Notes. These repurchases of Convertible Notes reduced weighted average diluted shares outstanding by approximately 1.9 million shares and 1.3 million shares for the three and six months ended June 30, 2022. Refer to “Note 10 – Financing Arrangements” for additional information on the Convertible Notes.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss), basic	$74.5	$54.0	$111.6	$63.8
Add convertible notes interest	0.5	1.2	1.2	2.5
Net income (loss), diluted	$75.0	$55.2	$112.8	$66.3

Denominator:
Weighted average shares outstanding, basic	46.6	45.9	46.5	45.6
Dilutive effect of stock-based awards	2.2	1.9	2.2	1.6
Dilutive effect of convertible notes	4.0	8.3	4.6	8.6
Weighted average shares outstanding, diluted	52.8	56.1	53.3	55.8

Basic earnings (loss) per share	$1.60	$1.18	$2.40	$1.40
Diluted earnings (loss) per share	$1.42	$0.98	$2.12	$1.19

Note 9 - Inventories

The components of inventories, net of reserves as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Manufacturing supplies	$31.2	$29.3
Raw materials	41.0	37.3
Work in process	138.5	89.3
Finished products	51.6	55.8
Gross inventory	262.3	211.7
Allowance for inventory reserves	(0.5)	(0.8)
Total inventories, net	$261.8	$210.9

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes the current and non-current debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	20.4	44.9
Total debt	$20.4	$44.9
Less current portion of debt	20.4	44.9
Total non-current portion of debt	$—	$—

Amended Credit Agreement

On October 15, 2019, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), Bank of America, N.A., as syndication agent, and the other lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s Second Amended and Restated Credit Agreement dated as of January 26,

2018. As of June 30, 2022, the amount available under the Amended Credit Agreement was $320.2 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the second quarter of 2022 and as such the notes can be converted at the option of the holders beginning July 1 through September 30, 2022. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of June 30, 2022. This criterion was also met as of December 31, 2021.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

In the first half of 2022, TimkenSteel repurchased a total of $25.2 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $67.6 million. In the three and six months ended June 30, 2022, a loss on extinguishment of debt was recognized of $26.0 million and $43.0 million, including a charge of $0.4 million and $0.6 million, respectively, for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

The components of the Convertible Senior Notes due 2025 as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Principal	$20.8	$46.0
Less: Debt issuance costs, net of amortization	(0.4)	(1.1)
Convertible Senior Notes due 2025, net	$20.4	$44.9

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $54.7 million and $107.0 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of June 30, 2022 and December 31, 2021.

Interest expense, net

The following table provides the components of interest expense, net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$0.9	$1.7	$2.1	$3.5
Interest income	(0.3)	—	(0.3)	—
Interest expense, net	$0.6	$1.7	$1.8	$3.5

Interest income relates to interest earned on cash invested in a money market fund. As of June 30, 2022, the carrying value of the Company's money market investment was $200.1 million, which approximates the fair value. The Company had no cash invested in a money market fund as of December 31, 2021. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance.

The following table sets forth interest expense recognized specifically related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$0.5	$1.1	$1.1	$2.3
Amortization of debt issuance costs	—	0.1	0.1	0.2
Total	$0.5	$1.2	$1.2	$2.5

The total cash interest paid for the six months ended June 30, 2022 and 2021 was $1.9 million and $3.1 million, respectively.

Treasury Shares

On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. For the three months ended June 30, 2022, the Company repurchased approximately 0.4 million common shares in the open market at an aggregate cost of $9.3 million, which equates to an average repurchase price of $21.20 per share. For the six months ended June 30, 2022, the Company repurchased approximately 0.6 million common shares in the open market at an aggregate cost of $12.7 million, which equates to an average repurchase price of $20.94 per share. As of June 30, 2022, the Company had a balance of $37.3 million remaining on its previously approved $50.0 million share repurchase program.

In July 2022, the Company repurchased approximately 0.2 million common shares in the open market at an aggregate cost of $3.3 million, which equates to an average repurchase price of $17.72 per share. As of July 31, 2022, the Company had $34.0 million remaining under its previously approved $50.0 million share repurchase program.

Note 11 - Retirement and Postretirement Plans

Plan Amendments and Updates

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

On July 7, 2022, the Company entered into an agreement with The Prudential Insurance Company of America ("Prudential") to purchase an irrevocable group annuity contract and transfer approximately $256.2 million of the Bargaining Plan's obligations. In connection with the agreement, Prudential will pay future benefits under the group annuity contract starting October 1, 2022, for a specified group of approximately 1,900 participants and beneficiaries who are currently receiving payments from the Bargaining Plan. Benefits payable to these participants and beneficiaries will not be reduced as a result of this transaction. Plan participants and beneficiaries not included in the transaction remain in the Bargaining Plan. The Company will record a settlement gain of approximately $2.7 million in the third quarter of 2022 related to this partial plan annuitization. This settlement is a significant event which requires remeasurement of the Bargaining Plan. This remeasurement will be performed during the third quarter. The transaction is funded directly by the assets of the Bargaining Plan and requires no cash contribution from the Company.

The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions. Plan asset losses in the first half of 2022, combined with current actuarial assumptions, have resulted in potentially accelerated timing of future required pension contributions to as early as 2024. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

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

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended June 30, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$4.1	$0.1	$—	$—	$—	$4.2	$0.3
Interest cost	7.5	1.6	0.2	0.4	—	9.7	0.9
Expected return on plan assets	(14.4)	(1.3)	—	(0.9)	—	(16.6)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	(44.8)	9.3	—	—	—	(35.5)	—
Net Periodic Benefit Cost (Income)	$(47.3)	$9.7	$0.2	$(0.5)	$—	$(37.9)	$(1.2)

The components of net periodic benefit cost (income) for the three months ended June 30, 2021 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$4.2	$0.1	$—	$—	$—	$4.3	$0.3
Interest cost	7.1	1.6	0.2	0.3	—	9.2	0.8
Expected return on plan assets	(12.9)	(3.0)	—	(0.8)	—	(16.7)	(0.9)
Amortization of prior service cost	—	—	—	—	—	—	(1.5)
Net remeasurement losses (gains)	—	(0.7)	—	—	—	(0.7)	—
Net Periodic Benefit Cost (Income)	$(1.6)	$(2.0)	$0.2	$(0.5)	$—	$(3.9)	$(1.3)

The components of net periodic benefit cost (income) for the six months ended June 30, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$8.2	$0.2	$—	$—	$—	$8.4	$0.6
Interest cost	15.0	3.0	0.3	0.8	—	19.1	1.7
Expected return on plan assets	(28.8)	(2.8)	—	(1.8)	—	(33.4)	(1.8)
Amortization of prior service cost	0.6	—	—	—	—	0.6	(3.0)
Net remeasurement losses (gains)	(44.8)	5.3	(2.5)	—	—	(42.0)	—
Net Periodic Benefit Cost (Income)	$(49.8)	$5.7	$(2.2)	$(1.0)	$—	$(47.3)	$(2.5)

The components of net periodic benefit cost (income) for the six months ended June 30, 2021 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$8.5	$0.2	$—	$—	$—	$8.7	$0.6
Interest cost	14.2	3.1	0.4	0.6	—	18.3	1.6
Expected return on plan assets	(25.8)	(6.5)	—	(1.6)	—	(33.9)	(1.8)
Amortization of prior service cost	0.1	—	—	—	—	0.1	(3.0)
Net remeasurement losses (gains)	—	(0.5)	—	—	—	(0.5)	—
Net Periodic Benefit Cost (Income)	$(3.0)	$(3.7)	$0.4	$(1.0)	$—	$(7.3)	$(2.6)

The Bargaining Plan, Salaried Plan, and Supplemental Plan have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. The Company's accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and intertest cost components.

In the first quarter of 2022, the cumulative cost of all lump sum payments exceeded this threshold for the Supplemental Plan. Additionally, in the first quarter of 2022, the cumulative costs of all lump sum payments were projected to exceed this threshold during 2022 for the Salaried Plan. These costs did ultimately exceed this threshold for the Salaried Plan during the second quarter of 2022. Also, during the second quarter of 2022, the cumulative costs of all lump sum payments were projected to exceed this threshold in 2022 for the Bargaining Plan.

These payments constitute a partial settlement, which is a significant event requiring remeasurement of both plan assets and benefit obligations. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Supplemental Plan during the first quarter of 2022. No further remeasurement was required in the second quarter of 2022 or is expected for the remainder of 2022 related to the Supplemental Plan, as no further lump sum payments have been made or are expected to be made during the year. The Salaried Plan's pension obligations and plan assets were remeasured during the first and second quarters of 2022, as lump sum payments are ongoing throughout the year. We also completed a full remeasurement of the Bargaining Plan's pension obligations and plan assets during the second quarter of 2022. The Company expects to complete a full remeasurement of the Bargaining and Salaried plans for the remainder of the year.

A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also completed throughout each quarter of 2021.

Note 12 – Stock-Based Compensation

During the six months ended June 30, 2022 the Board of Directors granted 339,453 time-based restricted stock units and 178,467 performance-based restricted stock units, which relates to the annual grant to our employees and Board of Directors.

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period. The weighted average fair value of the restricted stock units granted during the six months ended June 30, 2022 was $18.13 per share.

Performance-based restricted stock units issued in 2022 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the six months ended June 30, 2022 was $25.04 per share.

TimkenSteel recognized stock-based compensation expense of $2.2 million and $4.3 million for the three and six months ended June 30, 2022, compared to $1.8 million and $3.6 million for the three and six months ended June 30, 2021. Future stock-based compensation expense related to the unvested portion of all awards is approximately $15.9 million. The future expense is expected to be recognized over the remaining vesting periods through 2025.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2021	$(5.1)	$25.8	$20.7
Other comprehensive income (loss) before reclassifications, before income tax	(3.1)	—	(3.1)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.3)	(2.3)
Tax effect	—	0.4	0.4
Net current period other comprehensive income (loss), net of income taxes	(3.1)	(1.9)	(5.0)
Balance as of June 30, 2022	$(8.2)	$23.9	$15.7

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2020	$(5.4)	$45.8	$40.4
Other comprehensive income (loss) before reclassifications, before income tax	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.9)	(2.9)
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	0.4	(2.9)	(2.5)
Balance as of June 30, 2021	$(5.0)	$42.9	$37.9

The amount reclassified from accumulated other comprehensive income (loss) in the six months ended June 30, 2022 and 2021 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of June 30, 2022 and December 31, 2021, TimkenSteel had a $0.8 million and a $0.3 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

Business Overview

We manufacture alloy steel, as well as carbon and micro-alloy steel, with an annual melt capacity of approximately 1.2 million tons and shipment capacity of approximately 0.9 million tons. Our portfolio includes special bar quality (“SBQ”) bars, seamless mechanical tubing (“tubes”), manufactured components such as precision steel components, and billets. Additionally, we manage raw material recycling programs, which are used internally as a feeder system for our melt operations and allow us to sell scrap not used in our operations to third parties. Our products and solutions are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; power generation; and oil country tubular goods (“OCTG”).

SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create high-quality steel products. We focus on creating tailored products for our respective end-market sectors. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains.

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

The lead time for our products varies based on product type and specifications. As of the date of this filing, lead times for SBQ bars and tubes are through the end of the year.

On July 26, 2022, we had an incident at our Faircrest facility, which has resulted in unexpected downtime for our melt activities at this location. We do not expect a significant shipment impact in the near term given inventories on hand. We are targeting mid-August to complete the necessary repairs and expect to resume melt activities shortly thereafter. As of the date of this filing, we are unable to estimate the full impact this incident will have on our business or results of operations, including but not limited to, incremental capital expenditures, manufacturing costs, and expenses related to employee matters.

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

Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing process. We also utilize a raw material and natural gas surcharge mechanism when pricing products to our customers.

There are two components of our raw material surcharge. One component is related to the scrap metal content in our finished product and is based on the published No. 1 busheling scrap index. The other component is related to alloy material content in our finished product and is based on published prices for nickel, molybdenum, vanadium, chromium, and manganese. The natural gas surcharge is only applicable when the price of natural gas exceeds a certain dollar amount per MMBtu.

Our surcharge mechanisms are designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales. We present the raw material spread impact on gross profit for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 in the gross profit charts included within the results of operations section below.

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended June 30, 2022 and 2021.

Net Sales
$500
$400
$300
$200
$100
$0
$ in Millions
$415.7
$327.3
2022
2021

Shipments (tons)
Tons in thousands
250
200
150
100
50
0
208.9
214.2
2022
2021

Net sales for the three months ended June 30, 2022 were $415.7 million, an increase of $88.4 million, or 27.0% compared with the three months ended June 30, 2021. The increase in net sales was primarily driven by an increase in surcharges and favorable price/mix. The increase in surcharges of $48.3 million was primarily due to higher market prices for scrap and alloys. Favorable price/mix of $42.4 million was primarily due to higher base prices across all end-market sectors, as well as an improvement of sales mix within the mobile and energy end-market sectors. Excluding surcharges, net sales increased $40.1 million or 17.9%.

The charts below present net sales and shipments for the six months ended June 30, 2022 and 2021.

Net Sales
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$ in Millions
$767.7
$600.9
2022
2021

Shipments (tons)
Tons in thousands
500
450
400
350
300
250
200
150
100
50
0
405.3
407.6
2022
2021

Net sales for the six months ended June 30, 2022 were $767.7 million, an increase of $166.8 million, or 27.8% compared with the three months ended June 30, 2021. The increase in net sales was primarily driven by an increase in surcharges and favorable price/mix. The increase in surcharges of $89.3 million was primarily due to higher market prices for scrap and alloys. Favorable price/mix of $74.6 million was primarily due to higher base prices across all end-market sectors, as well as an improvement of sales mix within the mobile and energy end-market sectors. Excluding surcharges, net sales increased $77.5 million or 18.0%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended June 30, 2021 to June 30, 2022.

Gross profit for the three months ended June 30, 2022 increased $14.2 million, or 21.1% compared with the three months ended June 30, 2021. The increase was driven by favorable price/mix, raw material spread, and other items. This was partially offset by higher manufacturing costs and unfavorable inventory adjustments. Favorable price/mix was due to higher base prices across all end-market sectors, as well as an improvement of product mix within the energy and industrial end-market sectors. Raw material spread was favorable due to higher scrap spread, partially offset by lower alloy spread. Other items were favorable primarily due to an increase in natural gas surcharges. Higher manufacturing costs were driven by inflation and increased spend on plant maintenance. Inventory adjustments were unfavorable when comparing the three months ended June 30, 2021 to the three months ended June 30, 2022. During the second quarter of 2021, there were favorable inventory adjustments due to the reversal of reserves, as inventory was sold or scrapped. There were no similar adjustments in the second of quarter of 2022.

The chart below presents the drivers of the gross profit variance from the six months ended June 30, 2021 to June 30, 2022.

Gross profit for the six months ended June 30, 2022 increased $43.5 million, or 44.4% compared with the six months ended June 30, 2021. The increase was driven by favorable price/mix and other items. This was partially offset by higher manufacturing costs, unfavorable raw material spread, and unfavorable inventory adjustments. Favorable price/mix was due to higher base prices across all end-market sectors, as well as an improvement of product mix within all end-market sectors. Other items were favorable primarily due to an increase in natural gas surcharges. Higher manufacturing costs were driven by inflation and increased spend on plant maintenance. Unfavorable raw material spread was due to lower scrap and alloy spreads. Inventory adjustments were unfavorable when comparing the six months ended June 30, 2021 to the six months ended June 30, 2022. During the first half of 2021, there were favorable inventory adjustments due to the reversal of reserves, as inventory was sold or scrapped. There were no similar adjustments in the first half of 2022.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and six months ended June 30, 2022 and 2021.

SG&A expense for the three months ended June 30, 2022 increased by $0.7 million, or 3.3% compared with the three months ended June 30, 2021. This increase was primarily due to higher spend on professional services, driven by the ongoing information technology transformation project. This was partially offset by lower employee expense as a result of prior restructuring actions.

SG&A expense for the six months ended June 30, 2022 decreased by $0.3 million, or 0.7% compared with the six months ended June 30, 2021. This decrease was primarily due to lower employee expense as a result of prior restructuring actions. This was partially offset by higher spend on professional services, driven by the ongoing information technology transformation project.

Restructuring Charges

Over the past several years, TimkenSteel has made numerous organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. Restructuring charges totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2022 compared with restructuring charges of $1.0 million and $1.6 million for the three and six months ended June 30, 2021. Refer to “Note 4 - Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Impairment Charges & Loss (Gain) on Sale or Disposal of Assets, net

TimkenSteel recorded no impairment charges for the three and six months ended June 30, 2022. There were also no impairment charges for the three months ended June 30, 2021. For the six months ended June 30, 2021, the Company recorded $8.2 million of impairment charges driven by $7.9 million related to the indefinite idling of our Harrison melt and casting assets in the first quarter of 2021. Other impairment charges in the prior year included $0.3 million related to the disposition of assets at our former TMS facility in the first quarter of 2021. Refer to “Note 5 - Disposition of Non-Core Assets” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Additionally, the Company recorded a net loss on the sale or disposal of assets for the three and six months ended June 30, 2022 of $0.5 million and $0.6 million, respectively. This compares with a net loss on the sale or disposal of assets of $0.4 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The net loss on the sale or disposal of assets for these periods primarily consisted of write-offs of aged assets removed from service.

Interest Expense, net

Interest expense, net for the three and six months ended June 30, 2022 was $0.6 million and $1.8 million, a decrease of $1.1 million and $1.7 million, respectively, compared with the three and six months ended June 30, 2021. The decrease in net interest expense for both periods was due to a reduction in average outstanding borrowings, as well as interest earned on cash invested in a money market fund during the second quarter of 2022. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended June 30,
	2022	2021	$ Change
Pension and postretirement non-service benefit (income) loss	$(8.1)	$(9.2)	$1.1
Loss (gain) from remeasurement benefit plans	(35.5)	(0.7)	(34.8)
Sales and use tax refund	—	(2.5)	2.5
Foreign currency exchange (gain) loss	(0.1)	—	(0.1)
Miscellaneous (income) expense	(0.1)	0.1	(0.2)
Total other (income) expense, net	$(43.8)	$(12.3)	$(31.5)

	Six Months Ended June 30,
	2022	2021	$ Change
Pension and postretirement non-service benefit (income) loss	$(16.8)	$(18.8)	$2.0
Loss (gain) from remeasurement of benefit plans	(42.0)	(0.5)	(41.5)
Sales and use tax refund	—	(2.5)	2.5
Foreign currency exchange (gain) loss	(0.1)	—	(0.1)
Miscellaneous (income) expense	(0.1)	0.1	(0.2)
Total other (income) expense, net	$(59.0)	$(21.7)	$(37.3)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The gain from remeasurement of benefit plans is due to all lump sum payments exceeding or expected to exceed the sum of the service cost and interest cost components of the net periodic pension cost for certain plans. These payments constitute a partial settlement, which is a significant event requiring remeasurement of both plan assets and benefit obligations. A total gain of $35.5 million and $42.0 million from the remeasurement of these benefit plans was recognized for the three and six months ended June 30, 2022, respectively. This gain was primarily due to a $205.5 million and $231.1 million decrease in the liability due to the increase in discount rates during the three and six months ended June 30, 2022, respectively. This is partially offset by losses of $170.0 million and $189.1 million for the three and six months ended June 30, 2022, respectively, primarily driven by investment losses on plan assets.

A total gain of $0.7 million and $0.5 million from the remeasurement of these benefit plans was recognized for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, this gain was due to $9.5 million of favorable investment returns on plan assets, partially offset by losses of $8.8 million primarily driven by an increase in the pension liability due to a reduction in discount rate. For the six months ended June 30, 2021, this gain was driven by a $10.0 million decrease in the liability due to the increase in discount rate during the first half of 2021, partially offset by losses of $9.5 million primarily driven by investment losses on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans.”

During the second quarter of 2021, TimkenSteel received a refund from the State of Ohio related to an overpayment of sales and use taxes for the period of October 1, 2016 through September 30, 2019. This resulted in a gain recognized of $2.5 million, net of related professional fees, during the second quarter of 2021.

Provision for Income Taxes

	Three Months Ended June 30,
	2022	2021	$ Change
Provision (benefit) for income taxes	$1.5	$1.4	$0.1
Effective tax rate	2.0%	2.5%	(0.5)%

	Six Months Ended June 30,
	2022	2021	$ Change
Provision (benefit) for income taxes	$2.4	$1.6	$0.8
Effective tax rate	2.1%	2.4%	(0.3)%

The majority of the Company’s income tax expense is derived from domestic state and local taxes. The Company remains in a full valuation for the U.S. jurisdiction for the three and six months ended June 30, 2022 and 2021.

Non-GAAP Financial Measures

Net Sales, Excluding Surcharges

The tables below present net sales by end-market sector, adjusted to exclude surcharges, which represents a financial measure that has not been determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We believe presenting net sales by end-market sector, both on a gross basis and on a per ton basis, adjusted to exclude raw material and natural gas surcharges, provides additional insight into key drivers of net sales such as base price and product mix. Due to the fact that the surcharge mechanism can introduce volatility to our net sales, net sales adjusted to exclude surcharges provides management and investors clarity of our core pricing and results. Presenting net sales by end-market sector, adjusted to exclude surcharges including on a per ton basis, allows management and investors to better analyze key market indicators and trends and allows for enhanced comparison between our end-market sectors.

(dollars in millions, tons in thousands)
	Three Months Ended June 30, 2022
	Mobile	Industrial	Energy	Other	Total
Tons	85.4	102.1	21.4	—	208.9

Net Sales	$152.9	$208.2	$46.3	$8.3	$415.7
Less: Surcharges	55.2	80.0	17.0	—	152.2
Base Sales	$97.7	$128.2	$29.3	$8.3	$263.5

Net Sales / Ton	$1,790	$2,039	$2,164	$—	$1,990
Surcharges / Ton	$646	$783	$795	$—	$729
Base Sales / Ton	$1,144	$1,256	$1,369	$—	$1,261

	Three Months Ended June 30, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	93.6	111.9	8.7	—	214.2

Net Sales	$132.9	$173.6	$13.2	$7.6	$327.3
Less: Surcharges	41.7	57.6	4.6	—	103.9
Base Sales	$91.2	$116.0	$8.6	$7.6	$223.4

Net Sales / Ton	$1,420	$1,551	$1,517	$—	$1,528
Surcharges / Ton	$446	$514	$528	$—	$485
Base Sales / Ton	$974	$1,037	$989	$—	$1,043

(dollars in millions, tons in thousands)

	Six Months Ended June 30, 2022
	Mobile	Industrial	Energy	Other	Total
Tons	174.3	197.0	34.0	—	405.3

Net Sales	$297.0	$383.2	$71.3	$16.2	$767.7
Less: Surcharges	100.9	134.9	25.0	—	260.8
Base Sales	$196.1	$248.3	$46.3	$16.2	$506.9

Net Sales / Ton	$1,704	$1,945	$2,097	$—	$1,894
Surcharges / Ton	$579	$685	$735	$—	$643
Base Sales / Ton	$1,125	$1,260	$1,362	$—	$1,251

	Six Months Ended June 30, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	197.1	196.3	14.2	—	407.6

Net Sales	$266.5	$298.3	$20.9	$15.2	$600.9
Less: Surcharges	74.5	90.3	6.7	—	171.5
Base Sales	$192.0	$208.0	$14.2	$15.2	$429.4

Net Sales / Ton	$1,352	$1,520	$1,472	$—	$1,474
Surcharges / Ton	$378	$460	$472	$—	$421
Base Sales / Ton	$974	$1,060	$1,000	$—	$1,053

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the second quarter of 2022 and as such the notes can be converted at the option of the holders beginning July 1 through September 30, 2022. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

In the first half of 2022, TimkenSteel repurchased a total of $25.2 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $67.6 million. In the three and six months ended June 30, 2022, a loss on extinguishment of debt was recognized of $26.0 million and $43.0 million, respectively, including a charge of $0.4 million and $0.6 million, respectively, for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$238.5	$259.6

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(74.3)	(143.5)
Availability	325.7	256.5
Amount borrowed	—	—
Letter of credit obligations	(5.5)	(5.4)
Availability not borrowed	$320.2	$251.1

Total liquidity	$558.7	$510.7

(1) As of June 30, 2022, and December 31, 2021, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of June 30, 2022, taking into account our view of mobile, industrial, and energy market demand for our products, and our 2022 operating and long-range plan, we believe that our cash balance as of June 30, 2022, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

We continue to evaluate the best use of our liquidity which would allow us to invest in profitable growth, maintain a strong balance sheet, and return capital to shareholders. We are currently anticipating capital expenditures to be approximately $35 million in 2022.

During the first half of 2022, we privately negotiated the early repurchase of $25.2 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating $1.5 million of annual interest savings, the convertible notes repurchase will have the effect of reducing diluted shares outstanding by a total of approximately 3.2 million shares beginning in the third quarter of 2022.

On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. Our share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The Company may utilize various methods to repurchase shares, which could include open market repurchases, including repurchases through Rule 10b5-1 plans, privately-negotiated transactions or by other means. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the price of the Company's shares, general market and economic conditions, capital needs and other factors. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. For the three months ended June 30, 2022, the Company repurchased approximately 0.4 million common shares in the open market at an aggregate cost of $9.3 million, which equates to an average repurchase price of $21.20 per share. For the six months ended June 30, 2022, the Company repurchased approximately 0.6 million common shares in the open market at an aggregate cost of $12.7 million, which equates to an average repurchase price of $20.94 per share. As of June 30, 2022, the Company had a balance of $37.3 million remaining on its previously approved $50.0 million share repurchase program.

In July 2022, the Company repurchased approximately 0.2 million common shares in the open market at an aggregate cost of $3.3 million, which equates to an average repurchase price of $17.72 per share. As of July 31, 2022, the Company had $34.0 million remaining under its previously approved $50.0 million share repurchase program.

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

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2022 and 2021. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Six Months Ended June 30,
	2022	2021
Net cash provided (used) by operating activities	$64.0	$52.4
Net cash provided (used) by investing activities	(9.9)	(3.8)
Net cash provided (used) by financing activities	(74.2)	(36.2)
Increase (Decrease) in Cash and Cash Equivalents	$(20.1)	$12.4

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $64.0 million compared to net cash provided of $52.4 million for the six months ended June 30, 2021. The increase in net cash provided by operating activities is due to an increase in profitability during the first half of 2022 compared to the first half of 2021. This is partially offset by an increased use of cash for working capital purposes and an increase in the cash payment related to variable compensation earned in 2021 compared to 2020, which is paid out in the first quarter of the subsequent year.

Investing activities

Net cash used by investing activities for the six months ended June 30, 2022 was $9.9 million compared to net cash used of $3.8 million for the six months ended June 30, 2021. The change was due to higher capital expenditures in the first half of 2022 compared to the first half of 2021.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2022 was $74.2 million compared to net cash used of $36.2 million for the six months ended June 30, 2021. The change was primarily due to the increased repayments on convertible notes in the first half of 2022 compared to the first half of 2021, due to early repurchases of a portion of the Convertible Senior Notes due 2025 in the first half of 2022. Also contributing to this increased use of cash was the repurchase of common shares in the first half of 2022 under the share repurchase program, which is discussed in more detail in “Note 10 - Financing Arrangements”. This is partially offset by increased proceeds from the exercise of stock options in the first half of 2022 compared to the first half of 2021.

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

For a detailed discussion of the Company's critical accounting policies and estimates, refer to the section “Critical Accounting Policies and Estimates” within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Substantially all performance obligations arise from the sale of manufactured steel products. The Company receives and acknowledges purchase orders from its customers, which define the quantity, pricing, payment and other applicable terms and conditions. In some cases, the Company receives a blanket purchase order from its customer, which includes pricing, payment and other terms and conditions, with quantities defined at the time the customer issues periodic releases from the blanket purchase order.

Transfer of control and revenue recognition for substantially all the Company’s sales occur upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable customer shipping terms.

The Company invoices its customers at the time of title transfer. Payment terms are generally 30 days from the invoice date. Invoiced amounts are usually inclusive of shipping and handling activities incurred. Shipping and handling activities billed are included in net sales in the Consolidated Statements of Operations. The related costs incurred by the Company for the delivery of goods are classified as cost of products sold in the Consolidated Statements of Operations.

Certain contracts contain variable consideration, which primarily consists of rebates that are accounted for in net sales and accrued based on the estimated probability of the requirements being met.

Sales returns and allowances are treated as a reduction to net sales and are provided for primarily based on historical experience. These reserves also capture any potential warranty claims, which normally result in returned or replaced product.

Benefit Plans

TimkenSteel recognizes an overfunded status or underfunded status (e.g., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. The Company recognizes actuarial gains and losses immediately through net periodic benefit cost in the Consolidated Statements of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. An example of a potential triggering event would be settlements. The Company’s accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components. In addition, the Company uses fair value to account for the value of plan assets.

After remeasurement of certain pension plans during the first half of 2022, the aggregate net periodic pension expense for the second half of 2022 is currently forecasted to be $3.0 million, resulting in total 2022 net periodic pension income now estimated at $2.3 million, compared to the estimated net periodic pension income at December 31, 2021 of $11.5 million. This estimate is based on an updated weighted average discount rate of 4.63% as of June 30, 2022 for all of the pension benefit plans, which reflects updated discount rates for the plans that have been remeasured during 2022. Actual asset returns have been recognized for the plans that were remeasured throughout the first half of 2022. For more details on the pension plan remeasurements, refer to "Note 6 - Other (Income) Expense, net" and “Note 11 - Retirement and Postretirement Plans” in the Notes to the unaudited Consolidated Financial Statements. As of June 30, 2022, the weighted average expected return on assets remains at 5.96%, consistent with the December 31, 2021 assumption. Actual cost is dependent on various other factors related to the employees covered by these plans, as well as subsequent remeasurement of the Bargaining and Salaried Plans in the second half of 2022, due to lump sum payments and partial annuitization of the Bargaining Plan, as discussed further below.

On July 7, 2022, the Company entered into an agreement with The Prudential Insurance Company of America ("Prudential") to purchase an irrevocable group annuity contract and transfer approximately $256.2 million of the Bargaining Plan's obligations. In connection with the agreement, Prudential will pay future benefits under the group annuity contract starting October 1, 2022, for a specified group of approximately 1,900 participants and beneficiaries who are currently receiving payments from the Bargaining Plan. Benefits payable to these participants and beneficiaries will not be reduced as a result of this transaction. Plan participants and beneficiaries not included in the transaction remain in the Bargaining Plan. The Company will record a settlement gain of approximately $2.7 million in the third quarter of 2022 related to this partial plan annuitization. This settlement is a significant event which requires remeasurement of the Bargaining Plan. This remeasurement will be performed during the third quarter. The transaction is funded directly by the assets of the Bargaining Plan and requires no cash contribution from the Company.

The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions. Plan asset losses in the first half of 2022, combined with current actuarial assumptions, have resulted in potentially accelerated timing of future required pension contributions to as early as 2024. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

Other postretirement benefit income for 2022 is still forecasted to be $5.0 million for the full year, which is unchanged from the December 31, 2021 forecast. This estimate is based on an unchanged weighted average discount rate of 3.00%, as well as an unchanged weighted average expected return on assets of 4.75%. Actual cost is dependent on various other factors related to the employees covered by these plans.

Adjustments to our actuarial assumptions for both pension and postretirement plans could have a material adverse impact on our operating results.

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

•
the impact of the Russia-Ukraine conflict on the global economy, sourcing of raw materials, and commodity prices;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of June 30, 2022, we have $20.8 million of aggregate debt outstanding. None of our outstanding debt as of June 30, 2022 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended June 30, 2022.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
Beginning shares available				$46.6
April, 2022	136,785	$21.88	136,785	$43.6
May, 2022	155,907	$20.16	155,907	$40.5
June, 2022	144,946	$21.67	144,946	$37.3
Quarter-to-date	437,638	$21.20	437,638	$37.3

(1) On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. All of the shares purchased during the three months ended June 30, 2022 were purchased as of part of this share repurchase program. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and does not have an expiration date.

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

TIMKENSTEEL CORPORATION

Date:	August 4, 2022	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)