Form 10-Q
period 2022-09-30
TimkenSteel Corp
filed 2022-11-03
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Shares, without par value	44,469,394

TimkenSteel Corporation

Part I. Financial Information

Item 1. Financial Statements

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions, except per share data)
Net sales	$316.8	$343.7	$1,084.5	$944.6
Cost of products sold	311.2	277.0	937.5	780.0
Gross Profit	5.6	66.7	147.0	164.6

Selling, general and administrative expenses	16.2	19.9	56.4	60.4
Restructuring charges	—	0.4	0.8	2.0
Loss on sale of consolidated subsidiary	—	1.1	—	1.1
Loss (gain) on sale or disposal of assets, net	1.9	0.1	2.5	0.5
Impairment charges	—	—	—	8.2
Interest (income) expense, net	(0.2)	1.2	1.6	4.7
Loss on extinguishment of debt	0.1	—	43.1	—
Other (income) expense, net	0.2	(6.6)	(58.8)	(28.3)
Income (Loss) Before Income Taxes	(12.6)	50.6	101.4	116.0
Provision (benefit) for income taxes	0.7	0.5	3.1	2.1
Net Income (Loss)	$(13.3)	$50.1	$98.3	$113.9

Per Share Data:
Basic earnings (loss) per share	$(0.29)	$1.08	$2.12	$2.49
Diluted earnings (loss) per share	$(0.29)	$0.94	$1.91	$2.12

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Net income (loss)	$(13.3)	$50.1	$98.3	$113.9
Other comprehensive income (loss), net of tax of $0.2 million for the three months ended September 30, 2022 and $0.6 million for the nine months ended September 30, 2022
Foreign currency translation adjustments	(2.3)	(0.1)	(5.4)	0.3
Pension and postretirement liability adjustments	(0.8)	(1.4)	(2.7)	(4.3)
Other comprehensive income (loss), net of tax	(3.1)	(1.5)	(8.1)	(4.0)
Comprehensive Income (Loss), net of tax	$(16.4)	$48.6	$90.2	$109.9

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$262.5	$259.6
Accounts receivable, net of allowances (2022 - $1.5 million; 2021 - $1.9 million)	100.1	100.5
Inventories, net	205.6	210.9
Deferred charges and prepaid expenses	6.9	3.9
Assets held for sale	—	4.3
Other current assets	7.4	3.1
Total Current Assets	582.5	582.3

Property, plant and equipment, net	485.1	510.2
Operating lease right-of-use assets	14.0	14.5
Pension assets	32.8	43.1
Intangible assets, net	5.4	6.7
Other non-current assets	2.5	2.1
Total Assets	$1,122.3	$1,158.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$123.8	$141.9
Salaries, wages and benefits	22.6	37.9
Accrued pension and postretirement costs	2.6	4.3
Current operating lease liabilities	6.2	5.7
Current convertible notes, net	20.4	44.9
Other current liabilities	16.3	16.1
Total Current Liabilities	191.9	250.8

Credit Agreement	—	—
Non-current operating lease liabilities	7.8	8.8
Accrued pension and postretirement costs	172.9	223.0
Deferred income taxes	1.7	2.2
Other non-current liabilities	12.9	9.5
Total Liabilities	387.2	494.3

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2022 - 47.1 million shares and 2021 - 46.3 million shares	—	—
Additional paid-in capital	846.0	832.1
Retained deficit	(89.9)	(188.2)
Treasury shares - 2022 - 1.9 million; 2021 - None	(33.6)	—
Accumulated other comprehensive income (loss)	12.6	20.7
Total Shareholders’ Equity	735.1	664.6
Total Liabilities and Shareholders’ Equity	$1,122.3	$1,158.9

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	46,268,855	$832.1	$(188.2)	$—	$20.7	$664.6
Net income (loss)	—	—	37.1	—	—	37.1
Other comprehensive income (loss)	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	298,648	2.1	—	—	—	2.1
Stock option activity	406,750	6.3	—	—	—	6.3
Purchase of treasury shares	(169,816)	—	—	(3.4)	—	(3.4)
Shares surrendered for taxes	(91,853)	(0.2)	—	(1.4)	—	(1.6)
Balance at March 31, 2022	46,712,584	$840.3	$(151.1)	$(4.8)	$18.8	$703.2
Net income (loss)	—	—	74.5	—	—	74.5
Other comprehensive income (loss)	—	—	—	—	(3.1)	(3.1)
Stock-based compensation expense	44,157	2.2	—	—	—	2.2
Stock option activity	92,290	1.5	—	—	—	1.5
Purchase of treasury shares	(437,638)	—	—	(9.3)	—	(9.3)
Issuance of treasury shares	2,285	(0.1)	—	0.1	—	—
Shares surrendered for taxes	(2,285)	—	—	(0.1)	—	(0.1)
Balance at June 30, 2022	46,411,393	$843.9	$(76.6)	$(14.1)	$15.7	$768.9
Net income (loss)	—	—	(13.3)	—	—	(13.3)
Other comprehensive income (loss)	—	—	—	—	(3.1)	(3.1)
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.1	—	—	—	0.1
Purchase of treasury shares	(1,252,112)	—	—	(19.7)	—	(19.7)
Issuance of treasury shares	10,724	(0.2)	—	0.2	—	—
Shares surrendered for taxes	(348)	—	—	—	—	—
Balance at September 30, 2022	45,169,657	$846.0	$(89.9)	$(33.6)	$12.6	$735.1

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	45,164,308	$843.4	$(363.4)	$(12.9)	$40.4	$507.5
Net income (loss)	—	—	9.8	—	—	9.8
Other comprehensive income (loss)	—	—	—	—	(1.4)	(1.4)
Adoption of new accounting standard	—	(10.6)	4.2	—	—	(6.4)
Stock-based compensation expense	—	1.8	—	—	—	1.8
Stock option activity	—	2.5	—	—	—	2.5
Issuance of treasury shares	580,248	(12.4)	—	12.4	—	—
Shares surrendered for taxes	(72,174)	—	—	(0.5)	—	(0.5)
Balance at March 31, 2021	45,672,382	$824.7	$(349.4)	$(1.0)	$39.0	$513.3
Net income (loss)	—	—	54.0	—	—	54.0
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)
Stock-based compensation expense	178,886	1.8	—	—	—	1.8
Stock option activity	66,615	0.7	—	—	—	0.7
Issuance of treasury shares	57,845	(1.0)	—	1.0	—	—
Convertible notes settlement	113,226	1.3	—	—	—	1.3
Balance at June 30, 2021	46,088,954	$827.5	$(295.4)	$—	$37.9	$570.0
Net income (loss)	—	—	50.1	—	—	50.1
Other comprehensive income (loss)	—	—	—	—	(1.5)	(1.5)
Stock-based compensation expense	93,350	1.9	—	—	—	1.9
Stock option activity	25,940	0.1	—	—	—	0.1
Balance at September 30, 2021	46,208,244	$829.5	$(245.3)	$—	$36.4	$620.6

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$98.3	$113.9
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	43.7	48.1
Amortization of deferred financing fees	0.6	0.7
Loss on extinguishment of debt	43.1	—
Loss on sale of consolidated subsidiary	—	1.1
Loss (gain) on sale or disposal of assets, net	2.5	0.5
Impairment charges	—	8.2
Deferred income taxes	(0.5)	(0.1)
Stock-based compensation expense	6.5	5.5
Pension and postretirement (benefit) expense, net	(44.7)	(11.7)
Changes in operating assets and liabilities:
Accounts receivable, net	0.5	(66.9)
Inventories, net	5.4	(45.1)
Accounts payable	(19.9)	44.3
Other accrued expenses	(12.5)	10.3
Pension and postretirement contributions and payments	(4.9)	(2.9)
Deferred charges and prepaid expenses	(3.1)	(1.1)
Other, net	(4.2)	1.4
Net Cash Provided (Used) by Operating Activities	110.8	106.2

Investing Activities
Capital expenditures	(15.7)	(7.3)
Proceeds from sale of consolidated subsidiary, net	—	6.2
Proceeds from disposals of property, plant and equipment	3.0	0.2
Net Cash Provided (Used) by Investing Activities	(12.7)	(0.9)

Financing Activities
Purchase of treasury shares	(32.4)	—
Proceeds from exercise of stock options	7.9	3.3
Shares surrendered for employee taxes on stock compensation	(1.7)	(0.5)
Repayments on convertible notes	(67.6)	(38.9)
Debt issuance costs	(0.7)	—
Net Cash Provided (Used) by Financing Activities	(94.5)	(36.1)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	3.6	69.2
Cash, cash equivalents, and restricted cash at beginning of period	259.6	102.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$263.2	$172.0

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$262.5	$172.0
Restricted cash reported in other current assets	0.7	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$263.2	$172.0

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

The Company's restricted cash balance represents an imprest cash account used for the funding of employee healthcare costs. Funding of this account began during the first quarter of 2022 when the Company changed its healthcare plan administrator. The balance of restricted cash as of September 30, 2022 was $0.7 million, which is included in other current assets on the Consolidated Balance Sheets.

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any Accounting Standard Updates (“ASU”) in the third quarter of 2022. Additionally, there are no current ASUs issued, but not adopted, that are expected to have an impact on the Company.

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

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mobile	$130.0	$133.5	$427.0	$400.0
Industrial	146.0	182.0	$529.2	480.3
Energy	36.0	20.4	$107.3	41.4
Other (1)	4.8	7.8	$21.0	22.9
Total Net Sales	$316.8	$343.7	$1,084.5	$944.6

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Bar	$206.5	$238.0	$738.1	$636.5
Tube	44.8	43.8	144.1	120.8
Manufactured components	60.7	54.1	181.3	164.3
Other (2)	4.8	7.8	21.0	23.0
Total Net Sales	$316.8	$343.7	$1,084.5	$944.6

(2) “Other” sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from any cash payments received in advance from customers. As of September 30, 2022, contract liabilities totaled $5.1 million and were less than $0.1 million as of December 31, 2021. These are included in other current liabilities on the Consolidated Balance Sheets.

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

Restructuring charges totaled $0.8 million for the nine months ended September 30, 2022. These charges related to severance and employee-related benefits were incurred during the first half of 2022, as a result of continued organizational changes. There were no restructuring charges incurred during the third quarter of 2022.

Restructuring charges totaled $0.4 million and $2.0 million for the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2021, $1.7 million of restructuring charges related to severance and employee-related benefits as a result of organizational changes. The remaining $0.3 million of charges were incurred during the first quarter of 2021 and related to the transition of customers to other TimkenSteel manufacturing equipment due to the discontinuation of specific small-diameter seamless mechanical tube manufacturing and the indefinite idling of our Harrison melt and casting activities. Refer to “Note 5 – Disposition of Non-Core Assets” for additional information.

TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at September 30, 2022 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the nine months ended September 30, 2022 and 2021:

Balance at December 31, 2021	$4.7
Expenses	0.8
Payments	(4.7)
Balance at September 30, 2022	$0.8

Balance at December 31, 2020	$1.5
Expenses	2.0
Payments	(2.9)
Balance at September 30, 2021	$0.6

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

The remaining $4.3 million of land and buildings associated with TMS were classified as assets held for sale on the Consolidated Balance Sheets as of December 31, 2021. All of these assets were sold during the third quarter of 2022. Net cash proceeds of $2.8 million were received and a loss on sale of assets of $1.5 million was recognized on the Consolidated Statement of Operations during the third quarter of 2022.

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

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pension and postretirement non-service benefit (income) loss	$(3.0)	$(9.2)	$(19.8)	$(28.0)
Loss (gain) from remeasurement of benefit plans, net	4.8	2.7	(37.2)	2.2
Insurance recovery	(1.5)	—	(1.5)	—
Sales and use tax refund	—	—	—	(2.5)
Foreign currency exchange (gain) loss	—	—	(0.1)	—
Miscellaneous (income) expense	(0.1)	(0.1)	(0.2)	—
Total other (income) expense, net	$0.2	$(6.6)	$(58.8)	$(28.3)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The remeasurement of benefit plans is due to all lump sum payments exceeding the sum of the service cost and interest cost components of the net periodic pension cost for certain plans, as well as the partial annuitization of the TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan"). The lump sum payments and partial annuitization constitute partial settlements, which are significant events requiring remeasurement of both plan assets and benefit obligations.

A net loss of $4.8 million from the remeasurement of these benefit plans was recognized for the three months ended September 30, 2022. This loss was due to $73.6 million of investment losses on plan assets and lump sum basis losses, partially offset by a gain of $68.8 million primarily driven by a decrease in the pension liability due to an increase in discount rate.

A net gain of $37.2 million from the remeasurement of these benefit plans was recognized for the nine months ended September 30, 2022. This gain was driven by a $299.9 million decrease in the pension liability primarily due to an increase in discount rate, partially offset by a loss of $262.7 million driven by investment losses on plan assets and lump sum basis losses.

A total loss of $2.7 million and $2.2 million from the remeasurement of these benefit plans was recognized for the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2021, this loss was due to $3.3 million of investment losses on plan assets and lump sum basis losses, partially offset by a gain of $0.6 million driven by a decrease in the pension liability due to an increase in discount rate. For the nine months ended September 30, 2021, this loss was due to $12.8 million of investment losses on plan assets and lump sum basis losses, partially offset by a gain of $10.6 million driven by a decrease in the pension liability due to an increase in discount rate.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans.”

During the third quarter of 2022, TimkenSteel recognized an insurance recovery gain of $1.5 million in the Consolidated Statements of Operations related to an unplanned outage at our Faircrest facility in November 2021. This was recorded in other current assets on the Consolidated Balance Sheets, as the amount was agreed upon with the insurance provider prior to the end of the third quarter of 2022. The cash proceeds were received in October 2022.

In July 2022, we had an incident at our Faircrest facility, which resulted in approximately one month of melt shop downtime. The Company anticipates a significant insurance recovery related to this incident, which could have a material effect on our financial position, cash flows and results of operations. The timing and amount of any potential recovery are uncertain at this time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision (benefit) for incomes taxes	$0.7	$0.5	$3.1	$2.1
Effective tax rate	(5.6)%	1.0%	3.1%	1.8%

Income tax expense for the three and nine months ended September 30, 2022 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate is lower than the U.S. federal statutory rate of 21%, due to the reversal of valuation allowance the Company has on deferred tax assets in the U.S., as a result of current year forecasted income. This is partially offset by state, local, and foreign taxes.

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

The effective tax rate of (5.6)% for the three months ended September 30, 2022 changed from the rate of 1.0% for the three months ended September 30, 2021, primarily driven by a change in profitability. The effective tax rate of 3.1% for the nine months ended September 30, 2022 changed from the rate of 1.8% for the nine months ended September 30, 2021, primarily driven by increased state and local tax expenses.

For the nine months ended September 30, 2022, TimkenSteel made $2.2 million in state and local tax payments, $2.0 million in U.S. federal payments, and $0.2 million in foreign tax payments. For the nine months ended September 30, 2021, TimkenSteel made $0.9 million in state and local tax payments, no U.S. federal payments, and $0.8 million in foreign tax payments.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 ("IRA"), which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The Company has evaluated the provisions within the IRA and at this point in time does not expect the IRA to materially impact the Company.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 3.9 million shares and 4.1 million shares for the three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2022, common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share, because the effect of their inclusion would have been anti-dilutive.

For the nine months ended September 30, 2022, 1.1 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.0 million shares assumed issued and the 0.9 million shares assumed purchased with potential proceeds were included in the denominator of the diluted earnings (loss) per share calculation.

Common share equivalents for shares issuable for equity-based awards amounted to 4.7 million shares and 4.9 million shares for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2021, 1.6 million shares and 2.0 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.1 million shares and 1.3 million shares assumed issued and the 2.9 million shares and 1.3 million shares assumed purchased with potential proceeds for the three and nine months ended September 30, 2021, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were excluded in the computation of diluted earnings (loss) per share for the three months ended September 30, 2022 as these shares would be anti-dilutive.

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the nine months ended September 30, 2022 as these shares would be dilutive. Additionally, common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2021 as these shares would be dilutive.

During the first half of 2022, TimkenSteel repurchased $25.2 million of outstanding principal related to the Convertible Notes. There were no repurchases related to the Convertible Notes during the third quarter of 2022. These repurchases of Convertible Notes reduced weighted average diluted shares outstanding by 2.0 million shares for the nine months ended September 30, 2022. Refer to “Note 10 – Financing Arrangements” for additional information on the Convertible Notes.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss), basic	$(13.3)	$50.1	$98.3	$113.9
Add convertible notes interest	—	0.8	1.5	3.3
Net income (loss), diluted	$(13.3)	$50.9	$99.8	$117.2

Denominator:
Weighted average shares outstanding, basic	46.0	46.2	46.3	45.8
Dilutive effect of stock-based awards	—	1.8	2.1	1.6
Dilutive effect of convertible notes	—	5.9	3.9	7.8
Weighted average shares outstanding, diluted	46.0	53.9	52.3	55.2

Basic earnings (loss) per share	$(0.29)	$1.08	$2.12	$2.49
Diluted earnings (loss) per share	$(0.29)	$0.94	$1.91	$2.12

Note 9 - Inventories

The components of inventories, net of reserves as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Manufacturing supplies	$35.4	$29.3
Raw materials	39.7	37.3
Work in process	99.7	89.3
Finished products	31.4	55.8
Gross inventory	206.2	211.7
Allowance for inventory reserves	(0.6)	(0.8)
Total inventories, net	$205.6	$210.9

Note 10 - Financing Arrangements

The following table summarizes the current and non-current debt as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	20.4	44.9
Total debt	$20.4	$44.9
Less current portion of debt	20.4	44.9
Total non-current portion of debt	$—	$—

Amended Credit Agreement

On September 30, 2022, TimkenSteel Corporation (the “Company”), as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into a Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (collectively, the “Lenders”), which further amends and restates the Company’s existing secured Third Amended and Restated Credit Agreement, dated as of October 15, 2019.

The Amended Credit Agreement provides for a $400.0 million asset-based revolving credit facility (the “Credit Facility”), including a $15.0 million sublimit for the issuance of commercial and standby letters of credit and a $40.0 million sublimit for swingline loans. Pursuant to the terms of the Amended Credit Agreement, the Company is entitled, on up to two occasions and subject to the satisfaction of certain conditions, to request increases in the commitments under the Amended Credit Agreement in the aggregate principal amount of up to $100.0 million, to the extent that existing or new lenders agree to provide such additional commitments. In addition to and independent of any increase described in the preceding sentence, the Company is entitled, subject to the satisfaction of certain conditions, to request a separate “first-in, last-out” tranche (the “Incremental FILO Tranche”) in an aggregate principal amount of up to $30.0 million with a separate borrowing base and interest rate margins, in each case, to be agreed upon among the Company, the Administrative Agent and the Lenders providing the Incremental FILO Tranche.

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

The interest rate per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either (i) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus the applicable margin or (ii) the Adjusted Term SOFR Rate (as defined in the Amended Credit Agreement) plus the applicable margin. The applicable margin will be determined by a pricing grid based on the Company’s average quarterly availability. The Alternate Base Rate is subject to a 1.00% floor, and the Adjusted Term SOFR Rate is subject to 0.00% floor. In addition, the Company will pay a 0.25% per annum commitment fee on the average daily unused amount of the Credit Facility.

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

The Credit Facility matures on September 30, 2027. Prior to the maturity date, amounts outstanding are required to be repaid (without reduction of the commitments thereunder) from mandatory prepayment events from the proceeds of certain asset sales, equity or debt issuances or casualty events.

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

As of September 30, 2022, the amount available under the Amended Credit Agreement was $224.7 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the third quarter of 2022 and as such the notes can be converted at the option of the holders beginning October 1 through December 31, 2022. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of September 30, 2022. This criterion was also met as of December 31, 2021. To date, no holders have elected to convert their notes during any optional conversion periods.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

In the first half of 2022, TimkenSteel repurchased a total of $25.2 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $67.6 million. A loss on extinguishment of debt was recognized of $43.0 million, including a charge of $0.6 million, for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. There were no repurchases related to the Convertible Notes during the third quarter of 2022.

The components of the Convertible Senior Notes due 2025 as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Principal	$20.8	$46.0
Less: Debt issuance costs, net of amortization	(0.4)	(1.1)
Convertible Senior Notes due 2025, net	$20.4	$44.9

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $45.4 million and $107.0 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of September 30, 2022 and December 31, 2021.

Interest (income) expense, net

The following table provides the components of interest (income) expense, net for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$0.9	$1.3	$3.0	$4.9
Interest income	(1.1)	(0.1)	(1.4)	(0.2)
Interest (income) expense, net	$(0.2)	$1.2	$1.6	$4.7

Interest income primarily relates to interest earned on cash invested in a money market fund. As of September 30, 2022, the carrying value of the Company's money market investment was $230.9 million, which approximates the fair value. The Company had no cash invested in a money market fund as of December 31, 2021. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance.

The following table sets forth interest expense recognized specifically related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$0.3	$0.7	$1.4	$3.0
Amortization of debt issuance costs	—	0.1	0.1	0.3
Total	$0.3	$0.8	$1.5	$3.3

The total cash interest paid for the nine months ended September 30, 2022 and 2021 was $2.3 million and $3.4 million, respectively.

Treasury Shares

On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the

Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. For the three months ended September 30, 2022, the Company repurchased approximately 1.3 million common shares in the open market at an aggregate cost of $19.7 million, which equates to an average repurchase price of $15.72 per share. For the nine months ended September 30, 2022, the Company repurchased approximately 1.9 million common shares in the open market at an aggregate cost of $32.4 million, which equates to an average repurchase price of $17.42 per share. As of September 30, 2022, the Company had a balance of $17.6 million remaining on its previously approved $50.0 million share repurchase program.

In October 2022, the Company repurchased approximately 0.7 million common shares in the open market at an aggregate cost of $12.1 million, which equates to an average repurchase price of $16.07 per share. As of October 31, 2022, the Company had $5.5 million remaining under its previously approved $50.0 million share repurchase program.

On November 2, 2022, the Board of Directors authorized an additional $75.0 million share repurchase program. This authorization reflects the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow. In aggregate as of November 2, 2022, the Company has $79.1 million remaining under its authorized share repurchase programs.

Note 11 - Retirement and Postretirement Plans

Plan Amendments and Updates

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

On July 7, 2022, the Company entered into an agreement with The Prudential Insurance Company of America ("Prudential") to purchase an irrevocable group annuity contract and transfer approximately $256.2 million of pension obligations under the Bargaining Plan. In connection with the agreement, Prudential began paying benefits under the group annuity contract as of October 1, 2022 for a specified group of approximately 1,900 participants and beneficiaries who previously received payments from the Bargaining Plan. Benefits payable to these participants and beneficiaries were not reduced as a result of this transaction. Plan participants and beneficiaries not included in the transaction remain in the Bargaining Plan. The Company recorded a non-cash settlement gain of approximately $2.7 million in the third quarter of 2022 related to this partial plan annuitization. This settlement is a significant event which also required remeasurement of the Bargaining Plan during the third quarter. The transaction was funded directly by the assets of the Bargaining Plan and required no cash contribution from the Company.

The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions. Plan asset losses through the third quarter of 2022, combined with current actuarial assumptions, have resulted in potentially accelerated timing of future required pension contributions to as early as 2024. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

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

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended September 30, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.9	$0.1	$—	$—	$—	$3.0	$0.3
Interest cost	9.4	1.8	0.2	0.4	—	11.8	0.8
Expected return on plan assets	(11.4)	(1.2)	—	(0.9)	—	(13.5)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Settlements	(2.7)	—	—	—	—	(2.7)	—
Net remeasurement losses (gains)	5.4	2.1	—	—	—	7.5	—
Net Periodic Benefit Cost (Income)	$3.9	$2.8	$0.2	$(0.5)	$—	$6.4	$(1.3)

The components of net periodic benefit cost (income) for the three months ended September 30, 2021 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$4.3	$0.1	$—	$—	$—	$4.4	$0.3
Interest cost	7.1	1.3	0.2	0.3	—	8.9	0.9
Expected return on plan assets	(12.9)	(3.1)	—	(0.8)	—	(16.8)	(0.8)
Amortization of prior service cost	0.1	—	—	—	—	0.1	(1.5)
Net remeasurement losses (gains)	—	2.7	—	—	—	2.7	—
Net Periodic Benefit Cost (Income)	$(1.4)	$1.0	$0.2	$(0.5)	$—	$(0.7)	$(1.1)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$11.1	$0.3	$—	$—	$—	$11.4	$0.9
Interest cost	24.4	4.8	0.5	1.2	—	30.9	2.5
Expected return on plan assets	(40.2)	(4.0)	—	(2.7)	—	(46.9)	(2.7)
Amortization of prior service cost	0.9	—	—	—	—	0.9	(4.5)
Settlements	(2.7)	—	—	—	—	(2.7)	—
Net remeasurement losses (gains)	(39.4)	7.4	(2.5)	—	—	(34.5)	—
Net Periodic Benefit Cost (Income)	$(45.9)	$8.5	$(2.0)	$(1.5)	$—	$(40.9)	$(3.8)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2021 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$12.8	$0.3	$—	$—	$—	$13.1	$0.9
Interest cost	21.3	4.4	0.6	0.9	—	27.2	2.5
Expected return on plan assets	(38.7)	(9.6)	—	(2.4)	—	(50.7)	(2.6)
Amortization of prior service cost	0.2	—	—	—	—	0.2	(4.5)
Net remeasurement losses (gains)	—	2.2	—	—	—	2.2	—
Net Periodic Benefit Cost (Income)	$(4.4)	$(2.7)	$0.6	$(1.5)	$—	$(8.0)	$(3.7)

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

In the first quarter of 2022, the cumulative cost of all lump sum payments exceeded this threshold for the Supplemental Plan. Additionally, in the first quarter of 2022, the cumulative costs of all lump sum payments were projected to exceed this threshold during 2022 for the Salaried Plan. These costs did ultimately exceed this threshold for the Salaried Plan during the second quarter of 2022. Also, during the second quarter of 2022, the cumulative costs of all lump sum payments were projected to exceed this threshold in 2022 for the Bargaining Plan. These costs did ultimately exceed this threshold for the Bargaining Plan during the third quarter of 2022.

These payments constitute a partial settlement, which is a significant event requiring remeasurement of both plan assets and benefit obligations. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Supplemental Plan during the first quarter of 2022. No further remeasurement was required in the second or third quarters of 2022 or is expected for the remainder of 2022 related to the Supplemental Plan, as no further lump sum payments have been made or are expected to be made during the year. The Salaried Plan's pension obligations and plan assets were remeasured during the first three quarters of 2022, as lump sum payments are ongoing throughout the year. We also completed a full remeasurement of the Bargaining Plan's pension obligations and plan assets during the second and third quarters of 2022.

A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also completed throughout each quarter of 2021.

Note 12 – Stock-Based Compensation

During the nine months ended September 30, 2022 the Board of Directors granted 339,453 time-based restricted stock units and 178,467 performance-based restricted stock units, which relates to the annual grant to our employees and Board of Directors.

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period. The weighted average fair value of the restricted stock units granted during the nine months ended September 30, 2022 was $18.13 per share.

Performance-based restricted stock units issued in 2022 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2022 was $25.04 per share.

TimkenSteel recognized stock-based compensation expense of $2.2 million and $6.5 million for the three and nine months ended September 30, 2022, compared to $1.9 million and $5.5 million for the three and nine months ended September 30, 2021. Future stock-based compensation expense related to the unvested portion of all awards is approximately $13.6 million. The future expense is expected to be recognized over the remaining vesting periods through 2025.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2021	$(5.1)	$25.8	$20.7
Other comprehensive income (loss) before reclassifications, before income tax	(5.4)	—	(5.4)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.3)	(3.3)
Tax effect	—	0.6	0.6
Net current period other comprehensive income (loss), net of income taxes	(5.4)	(2.7)	(8.1)
Balance as of September 30, 2022	$(10.5)	$23.1	$12.6

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance at December 31, 2020	$(5.4)	$45.8	$40.4
Other comprehensive income (loss) before reclassifications, before income tax	0.3	—	0.3
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(4.3)	(4.3)
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	0.3	(4.3)	(4.0)
Balance as of September 30, 2021	$(5.1)	$41.5	$36.4

The amount reclassified from accumulated other comprehensive income (loss) in the nine months ended September 30, 2022 and 2021 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of September 30, 2022 and December 31, 2021, TimkenSteel had a $0.6 million and a $0.3 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

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

The lead time for our products varies based on product type and specifications. As of the date of this filing, lead times for SBQ bars and tubes extend into the first quarter of 2023.

In July 2022, we had an incident at our Faircrest facility, which resulted in approximately one month of melt shop downtime. The Company anticipates a significant insurance recovery related to this incident, which could have a material effect on our financial position, cash flows and results of operations. The timing and amount of any potential recovery are uncertain at this time.

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

Our surcharge mechanisms are designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales. We present the raw material spread impact on gross profit for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 in the gross profit charts included within the results of operations section below.

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended September 30, 2022 and 2021.

Net Sales
$400
$300
$200
$100
$0
$ in Millions
$316.8
$343.7
2022
2021

Shipments (tons)
Tons in thousands
250
200
150
100
50
0
158.5
212.7
2022
2021

Net sales for the three months ended September 30, 2022 were $316.8 million, a decrease of $26.9 million, or 7.8% compared with the three months ended September 30, 2021. The decrease in net sales was primarily driven by lower volumes and a decrease in surcharges, partially offset by favorable price/mix. Customer demand remained solid throughout the third quarter of 2022; however, shipments were negatively impacted by the availability of inventory for shipment as a result of the July 2022 melt shop incident. This resulted in lower volumes of 54 thousand ship tons or a net sales decrease of $57.6 million. The decrease in surcharges of $21.0 million was primarily due to lower market prices for scrap. These decreases were partially offset by favorable price/mix of $51.7 million, due to higher base prices across all end-market sectors, as well as an improvement of sales mix within all end-market sectors. Excluding surcharges, net sales decreased $5.9 million or 2.6%.

The charts below present net sales and shipments for the nine months ended September 30, 2022 and 2021.

Net Sales
$ in Millions
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$1,084.5
$944.6
2022
2021

Shipments (tons)
Tons in thousands
700
600
500
400
300
200
100
0
563.8
620.3
2022
2021

Net sales for the nine months ended September 30, 2022 were $1,084.5 million, an increase of $139.9 million, or 14.8% compared with the nine months ended September 30, 2021. The increase in net sales was primarily driven by favorable price/mix and an increase in surcharges, partially offset by lower volumes. Favorable price/mix of $126.2 million was primarily due to higher base prices across all end-market sectors, as well as an improvement of sales mix within all end-market sectors. The increase in surcharges of $68.3 million was primarily due to higher market prices for scrap and alloys. Customer demand remained solid throughout 2022; however, shipments were negatively impacted by the availability of inventory for shipment as a result of the melt shop incident during the third quarter of 2022. This resulted in lower volumes of 57 thousand ship tons or a net sales decrease of $54.6 million. Excluding surcharges, net sales increased $71.6 million or 11.0%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended September 30, 2021 to September 30, 2022.

Gross profit for the three months ended September 30, 2022 decreased $61.1 million, or 91.6% compared with the three months ended September 30, 2021. The decrease was primarily driven by higher manufacturing costs, unfavorable raw material spread, and lower volumes. This was partially offset by favorable price/mix. Higher manufacturing costs were primarily driven by lower cost absorption, as a result of the July 2022 melt shop incident and ongoing production ramp up during the third quarter of 2022. Manufacturing costs were also higher due to overall inflation, as well as higher maintenance and repair costs. Raw material spread was unfavorable due to lower scrap and alloy spread. Customer demand remained solid throughout the third quarter of 2022; however, shipments were negatively impacted by the availability of inventory for shipment as a result of the melt shop incident. This resulted in lower volumes of 54 thousand ship tons. Favorable price/mix was due to higher base prices across all end-market sectors, as well as an improvement of product mix within all end-market sectors.

The chart below presents the drivers of the gross profit variance from the nine months ended September 30, 2021 to September 30, 2022.

Gross profit for the nine months ended September 30, 2022 decreased $17.6 million, or 10.7% compared with the nine months ended September 30, 2021. The decrease was driven by higher manufacturing costs, unfavorable raw material spread, unfavorable inventory adjustments and lower volumes. This was partially offset by favorable price/mix and other items. Higher manufacturing costs were primarily driven by lower cost absorption, as a result of the July 2022 melt shop incident and ongoing production ramp up during the third quarter of 2022. Manufacturing costs were also higher due to overall inflation, as well as higher maintenance and repair costs. Raw material spread was unfavorable due to lower scrap and alloy spread. Inventory adjustments were unfavorable when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2022. During the nine months ended September 30, 2021, there were favorable inventory adjustments due to the reversal of reserves, as inventory was sold or scrapped. There were no similar adjustments during the nine months ended September 30, 2022. Customer demand remained solid throughout 2022; however, shipments were negatively impacted by the availability of inventory for shipment as a result of the melt shop incident. This resulted in lower volumes of 57 thousand ship tons. Favorable price/mix was due to higher base prices across all end-market sectors, as well as an improvement of product mix within all end-market sectors. Other items were favorable primarily due to an increase in natural gas surcharges.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and nine months ended September 30, 2022 and 2021.

SG&A Expense
Three months ended September 30,
$ in Millions
$25
$20
$15
$10
$5
$0
$16.2
$19.9
2022
2021

SG&A Expense
Nine months ended September 30,
$ in Millions
$70
$60
$50
$40
$30
$20
$10
$0
$56.4
$60.4
2022
2021

SG&A expense for the three and nine months ended September 30, 2022 decreased by $3.7 million, or 18.6%, and $4.0 million, or 6.6%, respectively, compared with the same periods in 2021. This decrease was primarily due to lower variable compensation expense, as well as lower employee expense as a result of prior restructuring actions. This was partially offset by higher spend on professional services, driven by the ongoing information technology transformation project.

Restructuring Charges

Over the past several years, TimkenSteel has made numerous organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. There were no restructuring charges incurred during the three months ended September 30, 2022 compared with restructuring charges of $0.4 million for the three months ended September 30, 2021. Restructuring charges totaled $0.8 million for the nine months ended September 30, 2022 compared with restructuring charges of $2.0 million for the nine months ended September 30, 2021. Refer to “Note 4 - Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Impairment Charges & Loss (Gain) on Sale or Disposal of Assets, net

TimkenSteel recorded no impairment charges for the three and nine months ended September 30, 2022. There were also no impairment charges for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company recorded $8.2 million of impairment charges driven by $7.9 million related to the indefinite idling of our Harrison melt and casting assets in the first quarter of 2021. Other impairment charges in the prior year included $0.3 million related to the disposition of assets at our former TMS facility in the first quarter of 2021. Refer to “Note 5 - Disposition of Non-Core Assets” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Additionally, the Company recorded a net loss on the sale or disposal of assets for the three and nine months ended September 30, 2022 of $1.9 million and $2.5 million, respectively. This compares with a net loss on the sale or disposal of assets of $0.1 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. The increased loss for the three and nine months ended September 30, 2022, compared to the same periods in 2021, is primarily due to the loss on the sale of the remaining land and buildings associated with the Company's TimkenSteel Material Services ("TMS") facility in the third quarter of 2022.

Interest (Income) Expense, net

Net interest income for the three months ended September 30, 2022 was $0.2 million compared with net interest expense of $1.2 million for the three months ended September 30, 2021. The change from income to expense was due to interest earned on cash invested in a money market fund during the third quarter of 2022, as well as a reduction in average outstanding borrowings for the three months ended September 30, 2022 compared to the same period in 2021.

Net interest expense for the nine months ended September 30, 2022 was $1.6 million compared with net interest expense of $4.7 million for the nine months ended September 30, 2021. The change in net interest expense was due to a reduction in average outstanding borrowings for the nine months ended September 30, 2022 compared to the same period in 2021, as well as interest earned on cash invested in a money market fund during the second and third quarters of 2022.

Refer to “Note 10- Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended September 30,
	2022	2021	$ Change
Pension and postretirement non-service benefit (income) loss	$(3.0)	$(9.2)	$6.2
Loss (gain) from remeasurement benefit plans, net	4.8	2.7	2.1
Insurance recovery	(1.5)	—	(1.5)
Miscellaneous (income) expense	(0.1)	(0.1)	—
Total other (income) expense, net	$0.2	$(6.6)	$6.8

	Nine Months Ended September 30,
	2022	2021	$ Change
Pension and postretirement non-service benefit (income) loss	$(19.8)	$(28.0)	$8.2
Loss (gain) from remeasurement of benefit plans, net	(37.2)	2.2	(39.4)
Insurance recovery	(1.5)	—	(1.5)
Sales and use tax refund	—	(2.5)	2.5
Foreign currency exchange (gain) loss	(0.1)	—	(0.1)
Miscellaneous (income) expense	(0.2)	—	(0.2)
Total other (income) expense, net	$(58.8)	$(28.3)	$(30.5)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The remeasurement of benefit plans is due to all lump sum payments exceeding the sum of the service cost and interest cost components of the net periodic pension cost for certain plans, as well as the partial annuitization of the TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan"). The lump sum payments and partial annuitization constitute partial settlements, which are significant events requiring remeasurement of both plan assets and benefit obligations.

A net loss of $4.8 million from the remeasurement of these benefit plans was recognized for the three months ended September 30, 2022. This loss was due to $73.6 million of investment losses on plan assets and lump sum basis losses, partially offset by a gain of $68.8 million primarily driven by a decrease in the pension liability due to an increase in discount rate.

A net gain of $37.2 million from the remeasurement of these benefit plans was recognized for the nine months ended September 30, 2022. This gain was driven by a $299.9 million decrease in the pension liability primarily due to an increase in discount rate, partially offset by a loss of $262.7 million driven by investment losses on plan assets and lump sum basis losses.

A total loss of $2.7 million and $2.2 million from the remeasurement of these benefit plans was recognized for the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2021, this loss was due to $3.3 million of investment losses on plan assets and lump sum basis losses, partially offset by a gain of $0.6 million driven by a decrease in the pension liability due to an increase in discount rate. For the nine months ended September 30, 2021, this loss was due to $12.8 million of investment losses on plan assets and lump sum basis losses, partially offset by a gain of $10.6 million driven by a decrease in the pension liability due to an increase in discount rate.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans.”

During the third quarter of 2022, TimkenSteel recognized an insurance recovery gain of $1.5 million in the Consolidated Statements of Operations related to an unplanned outage at our Faircrest facility in November 2021. This was recorded in other current assets on the Consolidated Balance Sheets, as the amount was agreed upon with the insurance provider prior to the end of the third quarter of 2022. The cash proceeds were received in October 2022.

During the second quarter of 2021, TimkenSteel received a refund from the State of Ohio related to an overpayment of sales and use taxes for the period of October 1, 2016 through September 30, 2019. This resulted in a gain recognized of $2.5 million, net of related professional fees, during the second quarter of 2021.

Provision for Income Taxes

	Three Months Ended September 30,
	2022	2021	$ Change
Provision (benefit) for income taxes	$0.7	$0.5	$0.2
Effective tax rate	(5.6)%	1.0%	(6.6)%

	Nine Months Ended September 30,
	2022	2021	$ Change
Provision (benefit) for income taxes	$3.1	$2.1	$1.0
Effective tax rate	3.1%	1.8%	1.3%

The majority of the Company’s income tax expense is derived from domestic state and local taxes. The Company remains in a full valuation for the U.S. jurisdiction for the three and nine months ended September 30, 2022 and 2021.

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

When surcharges are included in a customer agreement and are applicable (i.e., reach the threshold amount), based on the terms outlined in the respective agreement, surcharges are then included as separate line items on a customer’s invoice. These additional surcharge line items adjust base prices to match cost fluctuations due to market conditions. Each month, the company will post on the surcharges page of its external website, as well as our customer portal, the scrap, alloy, and natural gas surcharges that will be applied (as a separate line item) to invoices dated in the following month (based upon shipment volumes in the following month). All surcharges invoiced are included in GAAP net sales.

(dollars in millions, tons in thousands)
	Three Months Ended September 30, 2022
	Mobile	Industrial	Energy	Other	Total
Tons	71.2	71.3	16.0	—	158.5

Net Sales	$130.0	$146.0	$36.0	$4.8	$316.8
Less: Surcharges	42.9	45.8	11.3	—	100.0
Base Sales	$87.1	$100.2	$24.7	$4.8	$216.8

Net Sales / Ton	$1,826	$2,048	$2,250	$—	$1,999
Surcharges / Ton	$603	$643	$706	$—	$631
Base Sales / Ton	$1,223	$1,405	$1,544	$—	$1,368

	Three Months Ended September 30, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	88.8	111.0	12.9	—	212.7

Net Sales	$133.5	$182.0	$20.4	$7.8	$343.7
Less: Surcharges	47.0	66.6	7.4	—	121.0
Base Sales	$86.5	$115.4	$13.0	$7.8	$222.7

Net Sales / Ton	$1,503	$1,640	$1,581	$—	$1,616
Surcharges / Ton	$529	$600	$573	$—	$569
Base Sales / Ton	$974	$1,040	$1,008	$—	$1,047

(dollars in millions, tons in thousands)

	Nine Months Ended September 30, 2022
	Mobile	Industrial	Energy	Other	Total
Tons	245.5	268.3	50.0	—	563.8

Net Sales	$427.0	$529.2	$107.3	$21.0	$1,084.5
Less: Surcharges	143.8	180.7	36.3	—	360.8
Base Sales	$283.2	$348.5	$71.0	$21.0	$723.7

Net Sales / Ton	$1,739	$1,972	$2,146	$—	$1,924
Surcharges / Ton	$585	$673	$726	$—	$640
Base Sales / Ton	$1,154	$1,299	$1,420	$—	$1,284

	Nine Months Ended September 30, 2021
	Mobile	Industrial	Energy	Other	Total
Tons	285.9	307.3	27.1	—	620.3

Net Sales	$400.0	$480.3	$41.4	$22.9	$944.6
Less: Surcharges	121.5	156.9	14.1	—	292.5
Base Sales	$278.5	$323.4	$27.3	$22.9	$652.1

Net Sales / Ton	$1,399	$1,563	$1,528	$—	$1,523
Surcharges / Ton	$425	$511	$521	$—	$472
Base Sales / Ton	$974	$1,052	$1,007	$—	$1,051

Liquidity and Capital Resources

Amended Credit Agreement

On September 30, 2022, TimkenSteel Corporation (the “Company”), as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into a Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (collectively, the “Lenders”), which further amends and restates the Company’s existing secured Third Amended and Restated Credit Agreement, dated as of October 15, 2019.

The Amended Credit Agreement extended the maturity date of the asset-based revolving credit facility (the “Credit Facility”) from October 2024 to September 2027. Following the amendment, Credit Facility capacity remained at $400.0 million. Pursuant to the terms of the Amended Credit Agreement, the interest rate to be paid on any borrowings under the Credit Facility is now based on a two-tiered schedule rather than a three-tiered schedule with applicable rates decreasing by 25 basis points, references to LIBOR rates have been updated with references to SOFR rates, the advance rate on investment-grade eligible accounts receivable has been increased from 85% to 90%, and there has been an improvement in the springing fixed charge coverage ratio from 1.1x to 1.0x. The Credit Facility remains undrawn at this time.

Refer to “Note 10- Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the third quarter of 2022 and as such the notes can be converted at the option of the holders beginning October 1 through December 31, 2022. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

In the first half of 2022, TimkenSteel repurchased a total of $25.2 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $67.6 million. A loss on extinguishment of debt was recognized of $43.0 million, including a charge of $0.6 million, for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. There were no repurchases related to the Convertible Notes during the third quarter of 2022.

For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$262.5	$259.6

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(169.9)	(143.5)
Availability	230.1	256.5
Amount borrowed	—	—
Letter of credit obligations	(5.4)	(5.4)
Availability not borrowed	$224.7	$251.1

Total liquidity	$487.2	$510.7

(1) As of September 30, 2022, and December 31, 2021, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of September 30, 2022, taking into account our view of mobile, industrial, and energy market demand for our products, and our 2022 operating and long-range plan, we believe that our cash balance as of September 30, 2022, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

We continue to evaluate the best use of our liquidity which would allow us to invest in profitable growth, maintain a strong balance sheet, and return capital to shareholders. We are currently anticipating capital expenditures to be approximately $25 million to $30 million in 2022.

During the first half of 2022, we privately negotiated early repurchases of $25.2 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating $1.5 million of annual interest savings, the repurchases of convertible notes reduced diluted shares outstanding for the nine months ended September 30, 2022 by 2.0 million shares and on a go-forward basis, reduced diluted shares outstanding by 3.2 million shares. There were no repurchases related to the Convertible Notes during the third quarter of 2022.

On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. Our share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The Company may utilize various methods to repurchase shares, which could include open market repurchases, including repurchases through Rule 10b5-1 plans, privately-negotiated transactions or by other means. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the price of the Company's shares, general market and economic conditions, capital needs and other factors. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. For the three months ended September 30, 2022, the Company repurchased approximately 1.3 million common shares in the open market at an aggregate cost of $19.7 million, which equates to an average repurchase price of $15.72 per share. For the nine months ended September 30, 2022, the Company repurchased approximately 1.9 million common shares in the open market at an aggregate cost of $32.4 million, which equates to an average repurchase price of $17.42 per share. As of September 30, 2022, the Company had a balance of $17.6 million remaining on its previously approved $50.0 million share repurchase program.

In October 2022, the Company repurchased approximately 0.7 million common shares in the open market at an aggregate cost of $12.1 million, which equates to an average repurchase price of $16.07 per share. As of October 31, 2022, the Company had $5.5 million remaining under its previously approved $50.0 million share repurchase program.

On November 2, 2022, the Board of Directors authorized an additional $75.0 million share repurchase program. This authorization reflects the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow. In aggregate as of November 2, 2022, the Company has $79.1 million remaining under its authorized share repurchase programs.

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

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2022 and 2021. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Nine Months Ended September 30,
	2022	2021
Net cash provided (used) by operating activities	$110.8	$106.2
Net cash provided (used) by investing activities	(12.7)	(0.9)
Net cash provided (used) by financing activities	(94.5)	(36.1)
Increase (Decrease) in Cash and Cash Equivalents	$3.6	$69.2

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $110.8 million compared to net cash provided of $106.2 million for the nine months ended September 30, 2021. The increase in net cash provided by operating activities is primarily driven by a reduction in working capital. This is partially offset by a decrease in profitability for the nine months ended September 30, 2022 compared to the same period in 2021, as well as an increase in the cash payment related to variable compensation earned in 2021 compared to 2020, which is paid out in the first quarter of the subsequent year.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2022 was $12.7 million compared to net cash used of $0.9 million for the nine months ended September 30, 2021. The change was due to higher capital expenditures for the nine months ended September 30, 2022 compared to the same period in 2021, as well as increased cash provided in the third quarter of 2021 from the sale of TimkenSteel (Shanghai) Corporation Limited. This is partially offset by higher proceeds from disposals of property, plant and equipment during the nine months ended September 30, 2022 compared to the same period in 2021.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2022 was $94.5 million compared to net cash used of $36.1 million for the nine months ended September 30, 2021. The change was primarily due to early repurchases of a portion of the Convertible

Senior Notes due 2025 during the nine months ended September 30, 2022 compared to the same period in 2021. Also contributing to this increased use of cash was the repurchase of common shares in 2022 under the share repurchase program, which is discussed in more detail in “Note 10 - Financing Arrangements”. This is partially offset by increased proceeds from the exercise of stock options for the nine months ended September 30, 2022 compared to the same period in 2021.

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

After remeasurement of certain pension plans during the first three quarters of 2022, the aggregate net periodic pension expense for the fourth quarter of 2022 is currently forecasted to be $3.8 million, resulting in total 2022 net periodic pension expense now estimated at $0.1 million, compared to the estimated net periodic pension income at December 31, 2021 of $11.5 million. This estimate is based on an updated weighted average discount rate of 5.14% as of September 30, 2022 for all of the pension benefit plans, which reflects updated discount rates for the plans that have been remeasured during 2022. Actual asset returns have been recognized for the plans that were remeasured throughout 2022. For more details on the pension plan remeasurements, refer to "Note 6 - Other (Income) Expense, net" and “Note 11 - Retirement and Postretirement Plans” in the Notes to the unaudited Consolidated Financial Statements. As of September 30, 2022, the weighted average expected return on assets remains at 5.96%, consistent with the December 31, 2021 assumption. Actual cost is dependent on various other factors related to the employees covered by these plans, as well as subsequent remeasurement of the pension plans at December 31, 2022.

On July 7, 2022, the Company entered into an agreement with The Prudential Insurance Company of America ("Prudential") to purchase an irrevocable group annuity contract and transfer approximately $256.2 million of pension obligations under the Bargaining Plan. In connection with the agreement, Prudential began paying benefits under the group annuity contract as of October 1, 2022 for a specified group of approximately 1,900 participants and beneficiaries who previously received payments from the Bargaining Plan. Benefits payable to these participants and beneficiaries were not reduced as a result of this transaction. Plan participants and beneficiaries not included in the transaction remain in the Bargaining Plan. The Company recorded a non-cash settlement gain of approximately $2.7 million in the third quarter of 2022 related to this partial plan annuitization. This settlement is a significant event which also required remeasurement of the Bargaining Plan during the third quarter. The transaction was funded directly by the assets of the Bargaining Plan and required no cash contribution from the Company.

The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions. Plan asset losses through the third quarter of 2022, combined with current actuarial assumptions, have resulted in potentially accelerated timing of future required pension contributions to as early as 2024. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

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
•
the timing required to ramp up melt production to forecasted demand levels, as the Company recovers from the July 2022 melt incident;
•
the amount, if any, that the Company is able to obtain from its business interruption insurance claim in connection with the related incident at the Company's melt shop;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable-rate debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2022, we have $20.8 million of aggregate debt outstanding. None of our outstanding debt as of September 30, 2022 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended September 30, 2022.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
Beginning shares available				$37.3
July, 2022	186,766	$17.72	186,766	$34.0
August, 2022	69,635	$17.76	69,635	$32.8
September, 2022	995,711	$15.20	995,711	$17.6
Quarter-to-date	1,252,112	$15.72	1,252,112	$17.6

(1) On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. All of the shares purchased during the three months ended September 30, 2022 were purchased as of part of this share repurchase program. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and does not have an expiration date.

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

TIMKENSTEEL CORPORATION

Date:	November 3, 2022	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)