Form 10-K
period 2022-12-31
TimkenSteel Corp
filed 2023-02-24
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial reporting accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was $839,412,924 based on the closing sale price as reported on the New York Stock Exchange for that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2023
Common Shares, without par value	43,896,048

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2023 Annual Meeting of Shareholders	Part III

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

We manufacture alloy steel, as well as carbon and micro-alloy steel using electric arc furnace ("EAF") technology. Our portfolio includes special bar quality (“SBQ”) bars, seamless mechanical tubing (“tubes”), manufactured components such as precision steel components, and billets. Additionally, we manage raw material recycling programs, which are used internally as a feeder system for our melt operations and allow us to sell scrap not used in our operations to third parties. Our products and solutions are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; and power generation.

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

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the fourth quarter of 2022, TimkenSteel recognized an insurance recovery of $33.0 million related to the unplanned downtime. Of the total recovery, $13.0 million was received in the fourth quarter of 2022 and $20.0 million was collected in the first quarter of 2023. The Company anticipates an additional insurance recovery, although the timing and amount of potential recovery are uncertain at this time. Refer to “Note 7 - Other (Income) Expense, net” in the Notes to the Consolidated Financial Statements for additional information.

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

Major Customers

We sell products and services that are used in a range of demanding applications around the world. We have approximately 350 diverse customers in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; and power generation.

Products

We believe we produce some of the cleanest, highest performing alloy air-melted steels in the world for our customers’ most demanding applications. We leverage our technical knowledge, development expertise and production and engineering capabilities across all of our products and market sectors to deliver high-performance products to our customers.

SBQ Steel Bar, Seamless Mechanical Steel Tubes, and Billets. Our focus is on alloy steel, although in total we manufacture more than 400 grades of high-performance carbon, micro-alloy and alloy steel, sold as ingots, bars, tubes and billets. These products are custom-made in a variety of chemistries, lengths and finishes. Our metallurgical expertise and what we believe to be unique operational capabilities drive high-value solutions for industrial, energy and mobile customers. Our specialty steels are featured in a wide variety of end products including: gears; hubs; axles; crankshafts and motor shafts; oil country drill pipe; bits and collars; bearing races and rolling elements; bushings; fuel injectors; wind energy shafts; anti-friction bearings; and other demanding applications where mechanical power transmission is critical to the end customer.

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

Sales and Distribution

Our sales force is made up largely of engineers that are backed by a team of metallurgists and other technical experts. While most of our products are sold directly to original equipment ("OE") manufacturers, a portion of our sales are made through authorized distributors and steel service centers, representing approximately 25% of net sales during 2022. The majority of our customers are served through individually negotiated price agreements.

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

Lead Time

The lead time for our products varies based on product type and specifications. As of the date of this filing, our order book is expected to remain full in the first half of 2023.

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

This expertise extends to advanced process technology in which material conversion, finishing, gaging and assembly enables high quality production of our products. We are able to support our customers’ requirements with resources dedicated to studying, developing, and implementing new manufacturing processes and technologies.

Our research and development expense for the years ended December 31, 2022, 2021 and 2020 were $0.8 million, $1.7 million and $1.8 million, respectively.

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

We have been identified as a potentially responsible party under the Clean Air Act ("CAA"), Clean Water Act ("CWA"), Toxic Substances Control Act ("TSCA"), the Resource Conservation and Recovery Act ("RCRA"), as well as other laws. We continue to monitor regulations relevant to our Company to ensure we remain compliant. This includes, but is not limited to, regulations such as the CAA, CWA, TSCA, and the RCRA.

Additionally, we continue to monitor any future carbon regulation. On February 19, 2021, the U.S. rejoined the Paris Agreement, which includes pledging to reduce U.S. greenhouse gas ("GHG") emissions. To date, the U.S. Congress has not legislated carbon constraints on businesses. It is difficult to predict the possible effect of compliance with future requirements that differ from existing ones both domestically and internationally.

From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. We recorded reserves for such environmental matters of $0.1 million and $0.2 million as of both December 31, 2022 and 2021, respectively. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes the ultimate disposition of these matters should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Legal Proceedings

Information required by this section is incorporated herein by reference to “Item 3. Legal Proceedings.”

Patents, Trademarks and Licenses

While we own a number of U.S. and foreign patents, trademarks, licenses and copyrights, none are material to our products and production processes.

Governance and Environmental Stewardship

TimkenSteel is committed to promoting the long-term interests of shareholders and building public trust through good governance practices. We are committed to operating in accordance with the highest standards of ethics and integrity, and maintaining robust programs focused on compliance. To ensure effective and responsive governance, we regularly review and update policies and procedures, the charters for our Board committees, director skills, qualifications, and experience.

The TimkenSteel Code of Conduct sets forth policies covering a broad range of subjects, including antitrust and competition, corruption and bribery, conflicts of interest, inside information, accurate financial records, among other matters, and requires strict adherence to laws and regulations applicable to the Company’s business. In accordance with our Supplier Code of Conduct, we seek to work with suppliers that share our core values.

Our commitment to environmental stewardship encompasses how we continuously seek to improve the efficiency and cleanliness of our EAF operations while delivering quality projects and services that help our customers succeed. We employ proactive environmental practices that focus on maintaining clean air, water and land, and comply with environmental rules and regulations. Innovation, collaboration and stakeholder engagement are embedded within our environmental programs.

In October 2021, TimkenSteel announced the following 2030 environmental goals, compared with a 2018 baseline:

•
40% absolute reduction in combined Scope 1 and Scope 2 greenhouse gas emissions
•
30% absolute reduction in total energy consumption (direct and indirect)
•
35% absolute reduction in fresh water withdrawn
•
10% reduction in waste-to-landfill intensity

The Company’s 2030 targets for greenhouse gas emissions, energy consumption and fresh water withdrawn are based on an absolute or total reduction in the amount of greenhouse gas emissions, energy consumption and fresh water withdrawn as compared to a 2018 baseline. In contrast, the Company’s waste-to-landfill target is based on an intensity or percentage reduction of waste-to-landfill per ton of steel shipped as compared to a 2018 baseline. All 2030 targets are based on the Company’s operating assets as of 2018 and do not account for any future inorganic growth or other expansion of its facilities or operating assets, for which an adjustment to the absolute reduction may be required. The Company selected 2018 as the baseline year as it aligns with the baseline used in the Company’s Sustainability Accounting Standards Board (SASB) disclosure. Following the anticipated publication of Science Based Targets initiative’s (SBTi) steel sector guidance in 2023, the company intends to submit a science-based target to SBTi for validation, which may result in refreshed environmental goals.

We have allocated approximately $3 million of capital expenditures per year through 2030 to achieve our long-term ESG goals. In 2022, actual capital expenditure spend was $1.0 million related to these initiatives.

Learn more about our governance and environmental stewardship on the Corporate Responsibility section of our website at www.timkensteel.com.

Human Capital

Employment

At December 31, 2022, we had approximately 1,700 employees, with approximately 62% of our employees covered under a collective bargaining agreement.

On October 29, 2021, the United Steelworkers ("USW") Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract, which is in effect until September 27, 2025, offers TimkenSteel's Canton-based bargaining employees an increase to base wages every year, competitive healthcare and retirement benefits for all members, and has a continued focus on employee wellbeing as well as safe and sustainable operations. The Contract covers approximately 1,060 bargaining employees at the Company’s Canton, Ohio operations.

Health and safety

At TimkenSteel, our core value of Safety First expresses our belief that the health and well-being of our fellow employees is essential to our ability to achieve our mission to be an industry-leading provider of high-quality steel and to deliver exceptional value for our customers, employees, and investors. Building and maintaining a culture of safety empowers each of us as individuals, and collectively as a company, to successfully grow. Our commitment to safety is rooted in the recognition that our personal actions affect the safety and performance of others. This sense of responsibility drives engagement through increased awareness of the vital role each team member plays in promoting a safe work environment while maintaining our commitment to best-in-class quality in our processes and products.

We recognize the need and are committed to improving the Company's safety culture. During 2022, we introduced new safety training focused on the core elements of improving the safety culture and performance while helping to understand the direct impact human factors have on all of us. In 2023, we intend to build on this foundation with additional training regarding human factors which positively influence safety, performance, and reliability outcomes. We expect to invest approximately $7 million in 2023 in company-wide training, equipment and improved safety processes in an effort to ensure we are creating a lasting culture of safety. To reinforce the importance of operating safely and responsibly, a safety metric (comprised of both leading and lagging indicators beginning in 2023) is included in our annual incentive compensation plan for all salaried employees.

Diversity and inclusion

At TimkenSteel, we believe our people are our strongest assets. Diversity, equity and inclusion (DEI) are fundamental to our strategic imperative to attracting and retaining a diverse workforce. We foster a culture that lends a variety of perspectives and expertise to our operations and reflects the communities in which we operate. We recognize that a diverse workforce and inclusive, engaging culture has enabled us to deliver innovative solutions throughout the life of our business and is key to our continued business success. Within our organization, we maintain employee resource groups which further promote diversity, equity and inclusion. In 2022, we established a DEI Advisory Council comprised of senior leaders in the company and the executive sponsors of our employee resource groups to help establish priorities to advance the company's DEI objectives. TimkenSteel is also proudly involved in several organizations that promote and foster diversity, equity and inclusion in our community and industry.

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

Employee retention

We seek to retain the best people by providing them with opportunities to grow, build skills and be appreciated for their contributions as they work to serve our customers. Our employees are critical to our success and are the reason we are able to execute at a high level. We believe a continuous focus on employee engagement will help us provide high quality products to our customers. In 2022, we launched a new employee engagement survey tool to gather insight into the level of employee engagement at TimkenSteel and other factors that contribute to a successful workplace. The initial survey was followed by quarterly pulse surveys to ensure we are continuously listening to our employees and measuring our progress. We regularly communicate with our employees regarding survey results and actions being taken in response.

We diligently track our employee retention and management regularly evaluates our employees’ retention risk. For 2022, we ended the year with an overall voluntary turnover rate of approximately 16 percent, comprised of approximately 10 percent for salaried and approximately 18 percent for hourly employees. This compares to an overall voluntary turnover rate of approximately 10 percent in 2021. The higher voluntary turnover rate in 2022 was driven primarily by a competitive labor market as well as a higher rate of retirements attributable to rising discount rates and the impact on lump-sum pension benefits.

Employee training and development

At TimkenSteel, we believe that our vision moves us forward and our people drive our success. That is why it is a core component of our strategy to invest in talent and leadership development at all levels of TimkenSteel. We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our business strategy. In 2022, we introduced several new training initiatives aimed at developing leadership and other professional skills and capabilities, including Perpetual's High-Performing Teams, Thayer Leadership Principles, negotiation skills and supervisor training, as well as a new apprentice program for mechanical and electric maintainers. We also offer an educational reimbursement program to assist employees with the cost of obtaining certain undergraduate or graduate degrees. TimkenSteel encourages our employees to constantly learn and grow and has aligned our performance management system to support this focus on continuous learning and development.

Commitment to Human Rights

At TimkenSteel, we are committed to the protection and advancement of human rights. We recognize our responsibility for the company's culture and the impact our practices have on society as a whole. Being ethical and responsible at our core means that we believe in treating all people with dignity and respect, from our workplaces to our supply chain partners. Fundamental human rights go beyond any policy - they are inherent to all human beings, regardless of race, sex, nationality, ethnicity, religion or other status, and are embedded throughout our organization. We do not tolerate harassment or disrespect of an individual for any reason, and we strictly forbid any form of child labor, forced labor or slavery, or human trafficking at any of our facilities or within our supply chain. TimkenSteel maintains policies on human rights, child and forced labor and human trafficking, as well as a supplier code of conduct, each of which can be found on the Sustainability page of our website at www.timkensteel.com. These policies, together with our Code of Conduct, include additional details regarding our commitment to human rights.

COVID-19 pandemic

At the onset of the COVID-19 pandemic, TimkenSteel was considered an "essential business" and therefore, we have continued to be fully operational and serving our customers while strictly following all public health directives to ensure the safety of our employees.

We continue to take several necessary actions to keep our workforce safe. While onsite, employees follow strict safe workplace practices including guidelines established by federal, state and local authorities for the areas in which we operate. It is strongly encouraged that employees be vigilant with their personal and workplace hygiene and that no one should come to work sick. To help reinforce these safety measures, we work closely with the USW. The Company also utilizes its onsite medical clinic - operated by a local health system - to provide additional support to its employees during the crisis. Since the onset of the COVID-19 pandemic, TimkenSteel has performed hundreds of audits in its plants to ensure its employees remain diligent in these efforts.

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

In an effort to protect the domestic steel industry, the United States government continues to maintain tariffs, duties and quotas for certain steel products imported from a number of countries into the United States. As these tariffs, duties and quotas continue to change, or are repealed, it could result in substantial imports of foreign steel and create pressure on United States steel prices and the overall industry. This could have a material adverse effect on our operations.

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

We are dependent on our key customers.

As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2022, sales to our 10 largest customers accounted for approximately 44% of our net sales. Additionally, customers continue to demand stronger and lighter products, among other adaptations to traditional products. We may not be successful in meeting these technological challenges and there may be increased liability exposure connected with the supply of additional products and services.

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

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements, and we expect that we will continue to make these expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged contamination, property damage or personal injury. New laws and regulations, including those that may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements, could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

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

A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2022, approximately 62% of our employees were covered under a collective bargaining agreement that expires in September 2025. Any failure to negotiate and conclude a new collective bargaining agreement with the union when the existing agreement expires could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, we had outstanding debt of $20.8 million and our total liquidity was $490.7 million.

If our asset borrowing base, cash flows, and capital resources are insufficient to support the needs of our business, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and we could face substantial liquidity problems that might require us to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

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

We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. We face the challenge of supporting our older systems and implementing upgrades when necessary. Additionally, a breach in security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business or results of operations. While we have taken reasonable steps to protect the Company from cybersecurity risks and security breaches (including enhancing our firewall, workstation, email security and network monitoring and alerting capabilities, and training employees around phishing, malware and other cybersecurity risks), and we have policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do occur. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from all potential compromises or breaches of security.

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

Our most recent evaluation resulted in our conclusion that, as of December 31, 2022, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Canton, Ohio, at a facility we own in fee. We have facilities in two countries: U.S. and Mexico.

We have manufacturing facilities at multiple locations in the U.S. These manufacturing facilities are located in Canton and Eaton, Ohio and Columbus, North Carolina. In addition to these manufacturing facilities, we lease a distribution facility in Mexico. The aggregate floor area of these facilities is 3.6 million square feet, of which approximately twelve thousand square feet is leased and the rest is owned in fee. The buildings occupied by us are principally made of brick, steel, reinforced concrete and concrete block construction.

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

Information about our Executive Officers

The executive officers of our Company as of February 24, 2023, are as follows:

Name	Age	Current Position
Michael S. Williams	62	President and Chief Executive Officer
Kristopher R. Westbrooks	44	Executive Vice President and Chief Financial Officer
Kristine C. Syrvalin	54	Executive Vice President, General Counsel and Chief Human Resources Officer
Kevin A. Raketich	56	Executive Vice President and Chief Commercial Officer

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

Kristine C. Syrvalin is Executive Vice President, General Counsel and Chief Human Resources Officer of TimkenSteel Corporation, a position she has held since May 2022. Prior to assuming her current role, she had served as Executive Vice President, General Counsel and Secretary since January 2021, and as Assistant General Counsel and Vice President - Ethics and Compliance since October 2014, in each case for TimkenSteel. Previously, Ms. Syrvalin served as Vice President, Assistant General Counsel and Corporate Secretary for OMNOVA Solutions Inc., a global manufacturer of emulsion polymers, specialty chemicals, and functional and decorative surfaces, from September 2001 until October 2014. She earned her bachelor’s degree from Miami University of Ohio and her juris doctor degree from Case Western Reserve University School of Law.

Kevin A. Raketich is Executive Vice President and Chief Commercial Officer, a position he has held since May 2022. Prior to assuming his current role, Mr. Raketich served as Executive Vice President, Sales, Marketing, and Business Development since May 2021 and as Executive Vice President, Strategy and Corporate Development from January 2017 until May 2021, in each case for TimkenSteel. Previously, he held a number of leadership roles at TimkenSteel since the spinoff from The Timken Company in 2014, including Vice President, Industrial and Energy, Vice President, Business Development, and Director-International. Prior to the spinoff, Mr. Raketich held various roles of increasing responsibility at The Timken Company. He earned his bachelor's degree in material science engineering from Michigan State University and his master's degree in business administration from Duke University's Fuqua School of Business.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Common Stock Prices and Cash Dividends Per Share:

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol “TMST.” The estimated number of record holders of our common shares at December 31, 2022 was 3,185.

Our Amended Credit Agreement places certain limitations on the payment of cash dividends. Please refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements and the Results of Operations for additional discussion.

Issuer Purchases of Common Shares:

On December 20, 2021, TimkenSteel announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. Any repurchase would be in accordance with our Amended Credit Agreement, which places certain limitations on our ability to purchase our common shares. As of December 31, 2022, this authorization has been exhausted.

On November 2, 2022, the Board of Directors authorized an additional $75.0 million share repurchase program. This authorization reflects the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow.

Subsequent to December 31, 2022, the Company repurchased 0.2 million additional common shares in the open market at an aggregate cost of $4.5 million, which equates to an average repurchase price of $19.19 per share. As of February 24, 2023, the Company has $68.5 million remaining under its authorized share repurchase program.

The table below provides information concerning our repurchase of common shares for the three months ended December 31, 2022.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
Beginning shares available				$17.6
October, 2022	752,842	$16.07	752,842	$5.5
November, 2022	240,975	$18.02	240,975	$76.2
December, 2022	173,108	$18.15	173,108	$73.0
Quarter ended December 31, 2022	1,166,925	$16.78	1,166,925	$73.0

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

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table sets forth certain information as of December 31, 2022, regarding the equity compensation plan maintained by us on that date, the TimkenSteel Corporation Amended and Restated 2020 Equity and Incentive Compensation Plan (the "Amended 2020 Plan"), which amended the previous TimkenSteel Corporation 2020 Equity and Incentive Compensation Plan (the "TimkenSteel 2020 Plan"). Refer to "Note 16 - Stock-Based Compensation" in the Notes to the Consolidated Financial Statements and the Results of Operations for additional details.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans reflected in column (a) (3)
Equity compensation plans approved by security holders(4)	3,148,210	$18.85	4,103,524
Equity compensation plans not approved by security holders(5)	1,058,500	—	—
Total	4,206,710	$18.85	4,103,524

(1) The amount shown in column (a) and covered under an equity compensation plan approved by security holders includes the following: nonqualified stock options - 1,119,523; deferred shares – 108,670; performance-based restricted stock units – 906,085; and time-based restricted stock units – 1,013,932 (which includes 923,628 cliff-vested restricted stock units).

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

Performance Graph:

The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s ("S&P") MidCap 400 Index ("S&P MidCap 400"), S&P 500 Steel Sub-Industry Index ("S&P 500 Steel"), and S&P 1500 Steel Sub-Industry Index ("S&P 1500 Steel"), assuming $100 was invested and that cash dividends were reinvested for the period December 31, 2017 through December 31, 2022.

COMPARISON OF CUMULATIVE TOTAL RETURN
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
TMST
S&P MidCap 400
S&P 500 Steel
S&P 1500 Steel

Date	TimkenSteel Corporation	S&P MidCap 400	S&P 500 Steel	S&P 1500 Steel
December 31, 2017	$100.00	$100.00	$100.00	$100.00
December 31, 2018	$57.47	$86.63	$81.63	$74.10
December 31, 2019	$48.98	$108.54	$89.15	$85.48
December 31, 2020	$30.74	$120.17	$81.91	$85.71
December 31, 2021	$109.55	$149.84	$180.70	$145.40
December 31, 2022	$119.29	$128.44	$207.71	$175.68

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6. Selected Financial Data

Intentionally omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

Business Overview

We manufacture alloy steel, as well as carbon and micro-alloy steel using electric arc furnace ("EAF") technology. Our portfolio includes special bar quality (“SBQ”) bars, seamless mechanical tubing (“tubes”), manufactured components such as precision steel components, and billets. Additionally, we manage raw material recycling programs, which are used internally as a feeder system for our melt operations and allow us to sell scrap not used in our operations to third parties. Our products and solutions are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; and power generation.

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

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the fourth quarter of 2022, TimkenSteel recognized an insurance recovery of $33.0 million related to the unplanned downtime. Of the total recovery, $13.0 million was received in the fourth quarter of 2022 and $20.0 million was collected in the first quarter of 2023. The Company anticipates an additional insurance recovery, although the timing and amount of potential recovery are uncertain at this time. Refer to “Note 7 - Other (Income) Expense, net” in the Notes to the Consolidated Financial Statements for additional information.

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

Markets We Serve

We sell products and services that are used in a diverse range of demanding applications around the world. No one customer accounted for 10% or more of net sales in 2022.

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

Our surcharge mechanisms are designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales. We present the raw material spread impact on gross profit for the year ended December 31, 2022 compared to the year ended December 31, 2021 in the gross profit charts included within the results of operations section below.

Results of Operations

Net Sales

The charts below present net sales and shipments for the years ended December 31, 2022, 2021 and 2020.

Net Sales
$ in Millions
$1,500
$1,200
$900
$600
$300
$0
$1,329.9
$1,282.9
$830.7
2022
2021
2020

Shipments (tons)
1,000
800
600
400
200
0
Tons in thousands
692.1
818.6
640.4
2022
2021
2020

Net sales for the year ended December 31, 2022 were $1,329.9 million, an increase of $47.0 million, or 3.7%, compared with the year ended December 31, 2021. The increase in sales was primarily driven by favorable price/mix and an increase in surcharges, partially offset by lower volumes. Favorable price/mix of $174.2 million was primarily due to higher base prices across all end-market sectors, as well as sales mix improvement within all end-market sectors. The increase in surcharges of $7.2 million was due to higher scrap and alloy market prices. Customer demand remained solid throughout 2022; however, shipments in the second half of the year were negatively impacted by the availability of inventory for shipment as a result of unplanned operation downtime. This resulted in lower volumes of 126.5 thousand ship tons, or a net sales decrease of $134.4 million. Excluding surcharges, net sales increased $39.8 million or 4.5%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the year ended December 31, 2021 to December 31, 2022.

Gross profit for the year ended December 31, 2022 decreased $93.3 million, or 42.4%, compared with the year ended December 31, 2021. The decrease was driven by higher manufacturing costs, unfavorable raw material spread, and decreased volume, partially offset by favorable price/mix. Higher manufacturing costs were primarily due to an unfavorable impact of lower production levels on fixed cost leverage, as well as higher plant spend, inflationary cost increases and repair costs related to unplanned operational downtime. Raw material spread was unfavorable due to lower scrap and alloy spreads. Customer demand remained strong throughout 2022; however, shipments were negatively impacted by the availability of inventory for shipment as a result of the unplanned operational downtime. Favorable price/mix was due to higher base prices across all end-market sectors, as well as an improvement of product mix within all end-market sectors.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative ("SG&A") expense for the years ended December 31, 2022, 2021 and 2020.

SG&A expense for the year ended December 31, 2022 decreased by $3.4 million, or 4.4%, compared with the year ended December 31, 2021. This decrease is primarily due to lower employee wages and benefits expense as a result of a reduction in employee headcount following the Company’s restructuring actions and lower variable compensation expense. This was partially offset by higher spend on professional services, primarily driven by the ongoing information technology transformation project.

Restructuring Charges

Over the past several years, TimkenSteel has made numerous organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. For the year ended December 31, 2022, restructuring charges totaled $0.8 million and were related to severance and employee-related benefits as a result of continued organizational changes.

For the year ended December 31, 2021, restructuring charges totaled $6.7 million, of which $6.4 million related to severance and employee-related benefits as a result of continued organizational changes. The remaining $0.3 million of charges related to the transition of customers to other TimkenSteel manufacturing equipment due to the discontinuation of specific small-diameter seamless mechanical tube manufacturing and the indefinite idling of our Harrison melt and casting activities.

Refer to “Note 5 - Restructuring Charges” and "Note 6 – Disposition of Non-Core Assets” in the Notes to the Consolidated Financial Statements for additional information.

Impairment Charges & Loss (Gain) on Sale or Disposal of Assets, net

TimkenSteel recorded no impairment charges for the year ended December 31, 2022. During the year ended December 31, 2021, TimkenSteel recorded approximately $10.6 million of impairment charges. This was driven by $7.9 million of impairment charges related to the indefinite idling of our Harrison melt and casting assets. Other impairment charges included $2.4 million related to the impairment of certain assets at our St. Clair facility due to the early termination of a customer program and $0.3 million related to the disposition of assets at the Company’s former TimkenSteel Material Services (“TMS”) facility in Houston.

For the year ended December 31, 2022, TimkenSteel recorded a loss on sale and disposal of assets of $1.9 million primarily related to the loss recognized on the sale of the remaining land and buildings at the Company's former TMS facility. This compares with a net loss on sale of assets of $1.3 million related to the disposition of excess assets for the year ended December 31, 2021.

Refer to “Note 6 - Disposition of Non-Core Assets” and “Note 11 - Property, Plant and Equipment” in the Notes to the Consolidated Financial Statements for additional information.

Interest (Income) Expense, net

Interest (income) expense, net for the year ended December 31, 2022 was $0.6 million, a decrease of $5.3 million, compared with the year ended December 31, 2021. The change in net interest expense was due to a reduction in average outstanding borrowings for the year ended December 31, 2022 compared to the same period in 2021, as well as interest earned on cash invested in a money market fund and deposits with financial institutions. Refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Year Ended December 31,
	2022	2021	$ Change
Pension and postretirement non-service benefit (income) loss	$(20.3)	$(37.2)	$16.9
Loss (gain) from remeasurement of benefit plans	(35.4)	(20.1)	(15.3)
Foreign currency exchange loss (gain)	(0.2)	0.1	(0.3)
Insurance recoveries	(34.5)	—	(34.5)
Sales and use tax refund	—	(2.5)	2.5
Miscellaneous (income) expense	(0.2)	0.2	(0.4)
Total other (income) expense, net	$(90.6)	$(59.5)	$(31.1)

	Year Ended December 31,
	2021	2020	$ Change
Pension and postretirement non-service benefit (income) loss	$(37.2)	$(26.6)	$(10.6)
Loss (gain) from remeasurement of benefit plans	(20.1)	14.7	(34.8)
Foreign currency exchange loss (gain)	0.1	0.2	(0.1)
Sales and use tax refund	(2.5)	—	(2.5)
Employee retention credit	—	(2.3)	2.3
Miscellaneous (income) expense	0.2	(0.2)	0.4
Total other (income) expense, net	$(59.5)	$(14.2)	$(45.3)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The remeasurement of benefit plans is due to lump sum payments exceeding the sum of the service cost and interest cost components of the net periodic pension cost for certain plans, as well as the partial annuitization of the TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan"). The lump sum payments and partial annuitization constitute partial settlements, which are significant events requiring remeasurement of both plan assets and benefit obligations.

A net gain of $35.4 million from the remeasurement of these benefit plans was recognized for the year ended December 31, 2022. This gain was driven by a $359.9 million decrease in the pension liability primarily due to an increase in discount rates and a $2.7 million non-cash settlement related to the partial annuitization of the Bargaining Plan. This was partially offset by a loss of $327.2 million driven primarily by investment losses on plan assets and lump sum basis losses.

A net gain of $20.1 million from the remeasurement of these benefit plans was recognized for the year ended December 31, 2021. This gain was driven by a $55.7 million decrease in the pension liability primarily due to an increase in discount rates, partially offset by a loss of $35.6 million driven primarily by investment losses on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 15 - Retirement and Postretirement Plans.”

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the fourth quarter of 2022, TimkenSteel recognized an insurance recovery of $33.0 million related to the unplanned downtime. Of the total recovery, $13.0 million was received in the fourth quarter of 2022 and $20.0 million was collected in the first quarter of 2023. The Company anticipates an additional insurance recovery, although the timing and amount of potential recovery are uncertain at this time. Additionally, during the third quarter of 2022, TimkenSteel recognized an insurance recovery of $1.5 million related to an unplanned outage at our Faircrest facility in November 2021. TimkenSteel recognizes an insurance recovery when it is realized or considered realizable, in accordance with the accounting guidance, and records this activity within other (income) expense, net on the Consolidated Statements of Operations.

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

Provision for Income Taxes

	Year Ended December 31,
	2022	2021	$ Change
Provision (benefit) for income taxes	$32.0	$5.7	$26.3
Effective tax rate	32.9%	3.2%	NM(1)

	Year Ended December 31,
	2021	2020	$ Change
Provision (benefit) for income taxes	$5.7	$1.2	$4.5
Effective tax rate	3.2%	(2.0)%	NM(1)

(1) “NM” is data that is not meaningful.

The provision for incomes taxes for the year ended December 31, 2022 was $32.0 million compared to a provision for income taxes of $5.7 million in 2021. The change from the prior year is primarily related to state and local taxes, permanent items, and an operating loss in the UK that does not have a consolidated provision benefit due to a full valuation allowance in the UK. These items are partially offset by the release of the Company’s income tax valuation allowance on domestic deferred tax assets due to consecutive years of positive net income and the utilization of the majority of loss carryforwards generated in prior years.

Non-GAAP Financial Measures

Net Sales Adjusted to Exclude Surcharges

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

(dollars in millions, tons in thousands)
	2022
	Mobile	Industrial	Energy	Other	Total
Tons	313.2	315.8	63.1	—	692.1

Net Sales	$539.1	$628.7	$136.6	$25.5	$1,329.9
Less: Surcharges	171.6	200.6	43.1	—	415.3
Base Sales	$367.5	$428.1	$93.5	$25.5	$914.6

Net Sales / Ton	$1,721	$1,991	$2,165	$—	$1,922
Surcharges / Ton	$548	$635	$683	$—	$600
Base Sales / Ton	$1,173	$1,356	$1,482	$—	$1,322

	2021
	Mobile	Industrial	Energy	Other	Total
Tons	370.4	408.9	39.3	—	818.6

Net Sales	$527.9	$661.2	$62.9	$30.9	$1,282.9
Less: Surcharges	167.7	218.3	22.1	—	408.1
Base Sales	$360.2	$442.9	$40.8	$30.9	$874.8

Net Sales / Ton	$1,425	$1,617	$1,601	$—	$1,567
Surcharges / Ton	$453	$534	$563	$—	$498
Base Sales / Ton	$972	$1,083	$1,038	$—	$1,069

	2020
	Mobile	Industrial	Energy	Other	Total
Tons	308.1	267.0	36.3	29.0	640.4

Net Sales	$346.0	$391.7	$53.2	$39.8	$830.7
Less: Surcharges	59.3	61.1	8.4	7.2	136.0
Base Sales	$286.7	$330.6	$44.8	$32.6	$694.7

Net Sales / Ton	$1,123	$1,467	$1,466	$1,372	$1,297
Surcharges / Ton	$192	$229	$232	$248	$212
Base Sales / Ton	$931	$1,238	$1,234	$1,124	$1,085

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

Refer to “Note 14 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2022 and as such the notes can be converted at the option of the holders beginning January 1 through March 31, 2023. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

In the first half of 2022, TimkenSteel repurchased a total of $25.2 million aggregate principal amount of its Convertible Senior Notes Due 2025. There were no repurchases related to the Convertible Notes during the second half of 2022. Total cash paid to noteholders was $67.6 million. A loss on extinguishment of debt was recognized of $43.0 million, including a charge of $0.6 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. The principal amount of the Convertible Senior Notes due 2025 as of December 31, 2022 is $20.8 million, while the Convertible Senior Notes due 2025, net is $20.4 million.

For additional details regarding the Amended Credit Agreement and the Convertible Notes, please refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements, and for our discussion regarding risk factors related to our business and our debt, see Risk Factors in this Annual Report on Form 10-K.

Additional Liquidity Considerations

The following represents a summary of total liquidity available under the Amended Credit Agreement in effect as of December 31, 2022 and December 31, 2021:

	December 31,
	2022	2021
Cash and cash equivalents	$257.2	$259.6
Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(161.2)	(143.5)
Availability	238.8	256.5
Credit facility amount borrowed	—	—
Letter of credit obligations	(5.3)	(5.4)
Availability not borrowed	233.5	251.1
Total liquidity	$490.7	$510.7

(1) As of December 31, 2022 and 2021, TimkenSteel had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of December 31, 2022, taking into account our view of mobile, industrial, and energy market demand for our products, and our 2023 operating and long-range plan, we believe that our cash balance as of December 31, 2022, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

We continue to evaluate the best use of our liquidity which would allow us to invest in profitable growth, maintain a strong balance sheet, and return capital to shareholders. Currently, we are anticipating capital expenditures to be approximately $45 million in 2023, with $10 million allocated to profitability improvement projects.

During the first half of 2022, we privately negotiated early repurchases of $25.2 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating $1.5 million of annual interest savings, the repurchases of convertible notes reduced diluted shares outstanding for the year ended December 31, 2022 by 2.3 million shares and, on a go-forward basis, reduced diluted shares outstanding by 3.2 million shares.

On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. The share repurchase program was intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. As of December 31, 2022, we consumed the previously approved $50.0 million repurchase program.

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

For the year ended December 31, 2022, the Company repurchased approximately 3.0 million common shares in the open market at an aggregate cost of $52.0 million, which equates to an average repurchase price of $17.18 per share. As of December 31, 2022, the Company had a balance of $73.0 million remaining under its share repurchase program. The Company did not repurchase shares during the years ended December 31, 2021 or December 31, 2020.

Subsequent to December 31, 2022, the Company repurchased 0.2 million additional common shares in the open market at an aggregate cost of $4.5 million, which equates to an average repurchase price of $19.19 per share. As of February 24, 2023, the Company has $68.5 million remaining under its authorized share repurchase program.

Legislation related to the COVID-19 Pandemic

Due to a provision in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company was able to defer the employer share of Social Security payroll taxes for a specified time during 2020. During the year ended December 31, 2020, the Company deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets, to be paid in two equal installments. The first installment in the amount of $3.2 million was paid during the fourth quarter of 2021 and the second installment of $3.2 million was paid during the fourth quarter of 2022.

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

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, 2022, 2021, and 2020. For additional details, please refer to the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.

	Year Ended December 31,
	2022	2021	2020
Net cash provided (used) by operating activities	$134.5	$196.9	$173.5
Net cash provided (used) by investing activities	(21.7)	(4.8)	(6.0)
Net cash provided (used) by financing activities	(114.6)	(35.3)	(91.8)
Increase (Decrease) in Cash and Cash Equivalents	$(1.8)	$156.8	$75.7

Operating activities

Net cash provided by operating activities for the year ended December 31, 2022 was $134.5 million compared to net cash provided of $196.9 million for the year ended December 31, 2021. The change was primarily due to lower profitability, partially offset by a reduction in working capital, during the year ended December 31, 2022. Refer to the Consolidated Statements of Cash Flows for additional information.

Investing activities

Net cash used by investing activities for the year ended December 31, 2022 was $21.7 million compared to net cash used of $4.8 million for the year ended December 31, 2021. The change was primarily due to higher capital expenditures.

Financing activities

Net cash used by financing activities for the year ended December 31, 2022 was $114.6 million compared to net cash used of $35.3 million for the year ended December 31, 2021. The change was primarily due to the purchase of treasury shares and the repurchase of our Convertible Senior Notes due in 2025, partially offset by increased proceeds from the exercise of stock options during the year ended December 31, 2022 compared to the same period of 2021.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, purchase commitments as part of normal operations, retirement benefits, and operating leases for property and equipment.

Refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for more information regarding scheduled maturities of our long-term debt. Interest payments include interest on the Convertible Notes, as well as the unused commitment fee of 25 basis points related to the Amended Credit Agreement. Interest payable associated with our debt will be approximately $2.3 million due in the next twelve months and $6.2 million thereafter.

Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding. As of December 31, 2022, our undiscounted purchase commitments will be approximately $83.1 million due in the next twelve months and $77.3 million due thereafter. Included in purchase commitments are certain obligations related to capital asset commitments, service agreements and energy consumed in our production processes. These purchase commitments do not represent our entire anticipated purchases in the future but represent only those items for which we are contractually obligated as of December 31, 2022. The majority of our products and services are purchased as needed, with no advance commitment. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.

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

No impairment charges were recorded in 2022. As a result of the discontinued use of certain assets, we recorded an impairment charge of $10.6 million in 2021. Refer to “Note 6 – Disposition of Non-Core Assets” in the Notes to the Consolidated Financial Statements for further information.

Income Taxes

We are subject to income taxes in the U.S. and non-U.S. jurisdictions, and we account for income taxes in accordance with applicable accounting guidance. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We record valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Net deferred tax assets relate primarily to net operating losses and pension and other postretirement benefit obligations in the U.S., which we believe are more likely than not to result in future tax benefits. As of December 31, 2022, we have recorded a partial valuation allowance on our net deferred tax assets in the U.S., as we do not believe it is more likely than not that a portion of our U.S. deferred tax assets will be realized.

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

Benefit Plans

TimkenSteel recognizes an overfunded status or underfunded status (e.g., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. The Company recognizes actuarial gains and losses immediately through net periodic benefit cost in the Consolidated Statements of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. An example of a potential triggering event would be settlements. The Company’s accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components of net periodic benefit cost. In addition, the Company uses fair value to account for the value of plan assets.

As of December 31, 2022, our projected benefit obligations related to our pension and other postretirement benefit plans were $666.6 million and $87.4 million, respectively, and the underfunded status of our pension and other postretirement benefit obligations were $117.2 million and $28.2 million, respectively. These benefit obligations were valued using a weighted average discount rate of 5.61% for pension benefit plans and 5.70% for other postretirement benefit plans. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans.

For the year ended December 31, 2022, net periodic pension and postretirement benefit income was $23.3 million and $16.7 million, respectively. In 2022, net periodic pension and other postretirement benefit income was calculated using a variety of assumptions, including a weighted average discount rate of 2.96% and 3.00%, respectively, and a weighted average expected return on plan assets of 5.96% and 4.75%, respectively. The expected return on plan assets is determined based on forward-looking current market pricing. The forward-looking analysis is performed using a building block approach incorporating inputs such as current yields, valuations, economic data and broad macroeconomic themes.

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

	Hypothetical rate
	increase (decrease)
	0.25%	(0.25)%
Discount rate
Net periodic benefit income, prior to annual remeasurement gains or losses	$0.7	$(0.7)
Benefit obligation	$(16.0)	$16.6
Return on plan assets
Net periodic benefit income, prior to annual remeasurement gains or losses	$(1.4)	$1.4

In 2023, the aggregate net periodic pension is forecasted to be expense of $10.3 million, while other postretirement is forecasted to be income of $4.0 million. This estimate is based on a weighted average discount rate of 5.61% for the pension benefit plans and 5.70% for other postretirement benefit plans, as well as a weighted average expected return on assets of 7.13% for the pension benefit plans and 6.25% for the other postretirement benefit plans. Actual cost also is dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material impact on our operating results.

Please refer to “Note 15 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for further information related to our pension and other postretirement benefit plans.

Other Loss Reserves

We have a number of loss exposures that are incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. These other loss reserves have an immaterial impact on the Consolidated Financial Statements.

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
•
with respect to the company's ability to achieve its sustainability goals, including its 2030 environmental goals, the ability to meet such goals within the expected timeframe, changes in laws, regulations, prevailing standards or public policy, the alignment of the scientific community on measurement and reporting approaches, the complexity of commodity supply chains and the evolution of and adoption of new technology, including traceability practices, tools and processes;

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
•
the timing required to ramp up melt production to forecasted demand levels, as the Company recovers from unplanned operational downtime in the second half of 2022, as well as the amount that the Company is able to recover from its insurance policies in connection with the related unplanned downtime;
•
the impacts from any repurchases of our common shares and convertible notes, including the timing and amount of any repurchases; and
•
those items identified under the caption Risk Factors in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of December 31, 2022, we have $20.8 million of aggregate debt outstanding. None of our outstanding debt as of December 31, 2022 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TimkenSteel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TimkenSteel Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule included at Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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

At December 31, 2022, the Company’s aggregate defined benefit pension and other postretirement benefit obligation was $754.0 million and exceeded the fair value of defined benefit pension and other postretirement plan assets of $608.6 million, resulting in an unfunded defined benefit pension and other postretirement benefit obligation of $145.4 million. As explained in Note 2 and Note 15 to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement, through updating the estimates used to measure the defined benefit pension and other postretirement benefit obligations and plan assets to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the defined benefit pension and other postretirement benefit obligations was complex due to the highly judgmental nature of the actuarial assumptions (e.g., discount rate and mortality rate) used in the measurement process. These assumptions had a significant effect on the benefit obligations.

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

To test the defined benefit pension and other postretirement benefit obligations, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension and other postretirement benefit obligations from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved an actuarial specialist to assist with our procedures. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension and other postretirement benefit obligations. In certain instances, as part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows. To evaluate the mortality rate, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data used in the determination of the pension and other postretirement benefit obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditors since 2012.

Cleveland, Ohio

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TimkenSteel Corporation

Opinion on Internal Control over Financial Reporting

We have audited TimkenSteel Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TimkenSteel Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule included at Item 15a and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio

February 24, 2023

TimkenSteel Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions, except per share data)
Net sales	$1,329.9	$1,282.9	$830.7
Cost of products sold	1,203.2	1,062.9	815.1
Gross Profit	126.7	220.0	15.6

Selling, general and administrative expenses	73.8	77.2	76.7
Restructuring charges	0.8	6.7	3.1
Loss on sale of consolidated subsidiary	—	1.1	—
Loss (gain) on sale or disposal of assets, net	1.9	1.3	(2.4)
Impairment charges	—	10.6	—
Interest (income) expense, net	0.6	5.9	12.2
Loss on extinguishment of debt	43.1	—	0.9
Other (income) expense, net	(90.6)	(59.5)	(14.2)
Income (Loss) Before Income Taxes	97.1	176.7	(60.7)
Provision (benefit) for income taxes	32.0	5.7	1.2
Net Income (Loss)	$65.1	$171.0	$(61.9)

Per Share Data:
Basic earnings (loss) per share	$1.42	$3.73	$(1.38)
Diluted earnings (loss) per share	$1.30	$3.18	$(1.38)
See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
Net income (loss)	$65.1	$171.0	$(61.9)
Other comprehensive income (loss), net of tax of $0.4 million in 2022, none in 2021, and $0.1 million in 2020:
Foreign currency translation adjustments	(1.7)	0.3	1.4
Pension and postretirement liability adjustments	(4.3)	(20.0)	(5.7)
Other comprehensive income (loss), net of tax	(6.0)	(19.7)	(4.3)
Comprehensive Income (Loss), net of tax	$59.1	$151.3	$(66.2)

See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets

	December 31,
	2022	2021
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$257.2	$259.6
Accounts receivable, net of allowances (2022 - $1.0 million; 2021 - $1.9 million)	79.4	100.5
Inventories, net	192.4	210.9
Deferred charges and prepaid expenses	6.4	3.9
Assets held for sale	—	4.3
Other current assets	21.2	3.1
Total Current Assets	556.6	582.3

Property, plant and equipment, net	486.1	510.2
Operating lease right-of-use assets	12.5	14.5
Pension assets	19.4	43.1
Intangible assets, net	5.0	6.7
Other non-current assets	2.4	2.1
Total Assets	$1,082.0	$1,158.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$113.2	$141.9
Salaries, wages and benefits	21.2	37.9
Accrued pension and postretirement costs	2.0	4.3
Current operating lease liabilities	6.0	5.7
Current convertible notes, net	20.4	44.9
Other current liabilities	23.9	16.1
Total Current Liabilities	186.7	250.8

Credit Agreement	—	—
Non-current operating lease liabilities	6.5	8.8
Accrued pension and postretirement costs	162.9	223.0
Deferred income taxes	25.9	2.2
Other non-current liabilities	13.5	9.5
Total Liabilities	395.5	494.3

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2022 - 47.1 million shares; issued 2021 - 46.3 million shares	—	—
Additional paid-in capital	847.0	832.1
Retained deficit	(123.1)	(188.2)
Treasury shares - 2022 - 3.0 million; 2021 - None	(52.1)	—
Accumulated other comprehensive income (loss)	14.7	20.7
Total Shareholders’ Equity	686.5	664.6
Total Liabilities and Shareholders’ Equity	$1,082.0	$1,158.9

See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	44,820,153	$844.8	$(301.5)	$(24.9)	$44.7	$563.1
Net income (loss)	—	—	(61.9)	—	—	(61.9)
Other comprehensive income (loss)	—	—	—	—	(4.3)	(4.3)
Stock-based compensation expense	—	6.6	—	—	—	6.6
Issuance of treasury shares	486,260	(12.6)	—	12.6	—	—
Shares surrendered for taxes	(142,105)	—	—	(0.6)	—	(0.6)
Equity component of convertible notes, net	—	4.6	—	—	—	4.6
Balance at December 31, 2020	45,164,308	$843.4	$(363.4)	$(12.9)	$40.4	$507.5
Net income (loss)	—	—	171.0	—	—	171.0
Other comprehensive income (loss)	—	—	—	—	(19.7)	(19.7)
Adoption of new accounting standard	—	(10.6)	4.2	—	—	(6.4)
Stock-based compensation expense	272,462	7.3	—	—	—	7.3
Stock option activity	152,940	4.1	—	—	—	4.1
Issuance of treasury shares	638,093	(13.4)	—	13.4	—	—
Shares surrendered for taxes	(72,174)	—	—	(0.5)	—	(0.5)
Convertible notes settlement	113,226	1.3	—	—	—	1.3
Balance at December 31, 2021	46,268,855	$832.1	$(188.2)	$—	$20.7	$664.6
Net income (loss)	—	—	65.1	—	—	65.1
Other comprehensive income (loss)	—	—	—	—	(6.0)	(6.0)
Stock-based compensation expense	342,805	8.8	—	—	—	8.8
Stock option activity	499,040	8.0	—	—	—	8.0
Purchase of treasury shares	(3,026,491)	—	—	(52.0)	—	(52.0)
Issuance of treasury shares	97,475	(1.7)	—	1.7	—	—
Shares surrendered for taxes	(116,793)	(0.2)	—	(1.8)	—	(2.0)
Balance at December 31, 2022	44,064,891	$847.0	$(123.1)	$(52.1)	$14.7	$686.5

See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$65.1	$171.0	$(61.9)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	58.3	63.1	70.0
Amortization of deferred financing fees and debt discount	0.7	1.0	5.3
Loss on extinguishment of debt	43.1	—	0.9
Loss on sale of consolidated subsidiary	—	1.1	—
Loss (gain) on sale or disposal of assets, net	1.9	1.3	(2.4)
Impairment charges	—	10.6	—
Deferred income taxes	24.9	1.2	—
Stock-based compensation expense	8.8	7.3	6.6
Pension and postretirement (benefit) expense, net	(40.5)	(38.7)	8.6
Changes in operating assets and liabilities:
Accounts receivable, net	21.3	(37.2)	14.2
Inventories, net	18.8	(41.6)	103.5
Accounts payable	(33.2)	53.5	23.1
Other accrued expenses	(8.8)	9.7	9.4
Deferred charges and prepaid expenses	(2.6)	0.1	(0.7)
Pension and postretirement contributions and payments	(5.4)	(6.9)	(4.1)
Other, net	(17.9)	1.4	1.0
Net Cash Provided (Used) by Operating Activities	134.5	196.9	173.5

Investing Activities
Capital expenditures	(27.1)	(12.2)	(16.9)
Proceeds from sale of consolidated subsidiary, net	—	6.2	—
Proceeds from disposals of property, plant and equipment	5.4	1.2	10.9
Net Cash Provided (Used) by Investing Activities	(21.7)	(4.8)	(6.0)

Financing Activities
Purchase of treasury shares	(52.0)	—	—
Proceeds from exercise of stock options	8.0	4.1	—
Shares surrendered for employee taxes on stock compensation	(2.0)	(0.5)	(0.6)
Repayments on convertible notes	(67.6)	(38.9)	—
Repayments on credit agreements	—	—	(90.0)
Debt issuance costs	(1.0)	—	(1.2)
Net Cash Provided (Used) by Financing Activities	(114.6)	(35.3)	(91.8)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(1.8)	156.8	75.7
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	259.6	102.8	27.1
Cash, Cash Equivalents, and Restricted Cash at End of Period	$257.8	$259.6	$102.8

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$257.2	$259.6	$102.8
Restricted cash reported in other current assets	0.6	—	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$257.8	$259.6	$102.8

See accompanying Notes to the Consolidated Financial Statements.

TimkenSteel Corporation

Notes to Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

TimkenSteel Corporation (the "Company" or "TimkenSteel") manufactures alloy steel, as well as carbon and micro-alloy steel using electric arc furnace ("EAF") technology. TimkenSteel’s portfolio includes special bar quality ("SBQ") bars, seamless mechanical tubing ("tubes"), manufactured components, such as precision steel components, and billets. Additionally, TimkenSteel manages raw material recycling programs, which are used internally as a feeder system for our melt operations and allow us to sell scrap not used in our operations to third parties. The Company’s products and services are used in a diverse range of demanding applications in the following market sectors: automotive; oil and gas; industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; and power generation.

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

Prior to indefinitely idling our Harrison melt and casting assets in the first quarter of 2021, we had an annual melt capacity of approximately 2 million tons and shipment capacity of 1.5 million tons. After indefinitely idling these assets, our annual melt capacity is approximately 1.2 million tons and our shipment capacity is approximately 0.9 million tons. In addition to our internal melt capacity, the Company periodically purchases third party melt to supplement customer demand and leverage our downstream operations.

Basis of Consolidation:

The Consolidated Financial Statements include the consolidated assets, liabilities, revenues and expenses related to TimkenSteel as of December 31, 2022, 2021 and 2020. All significant intercompany accounts and transactions within TimkenSteel have been eliminated in the preparation of the Consolidated Financial Statements.

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

Cash Equivalents and Restricted Cash:

TimkenSteel considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's restricted cash balance represents an imprest cash account used for the funding of employee healthcare costs. Funding of this account began during the first quarter of 2022 when the Company changed its healthcare plan administrator. The balance of restricted cash as of December 31, 2022 was $0.6 million, which is included in other current assets on the Consolidated Balance Sheets. The Company had no restricted cash as of December 31, 2021.

Accounts Receivables, Net:

The Company’s accounts receivables arise from sales to customers across the mobile, industrial, energy, and other end-market sectors. The allowance for doubtful account reserve has been established using qualitative and quantitative methods. In general, account balances are fully reserved when greater than one year of age or sent to third party collection. Account balances for customers that are viewed as higher risk are also analyzed for a reserve. In addition to these methods, the allowance for doubtful accounts is adjusted for forward-looking estimates of uncollectible balances based on end-market sector outlook and dynamics. Historically, write-offs for TimkenSteel’s allowance for doubtful accounts have been immaterial.

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

Refer to “Note 6 - Disposition of Non-Core Assets” and “Note 11 - Property, Plant and Equipment” for additional information.

Product Warranties:

TimkenSteel accrues liabilities for warranties based upon specific claim incidents in accordance with accounting rules relating to contingent liabilities. Should TimkenSteel become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. TimkenSteel had warranty claims in the amount of $0.7 million and $1.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. TimkenSteel had no significant warranty claims for the year ended December 31, 2020. Warranty claims are included in cost of products sold on the Consolidated Statements of Operations.

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

TimkenSteel recognizes interest and penalties related to unrecognized tax benefits within the provision (benefit) for income taxes line in the accompanying Consolidated Statements of Operations, if applicable. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.

Foreign Currency:

Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in other (income) expense, net in the Consolidated Statements of Operations. For the year ended December 31, 2022, TimkenSteel realized a foreign currency exchange gain of $0.2 million. For the years ended December 31, 2021 and December 31, 2020, TimkenSteel realized a foreign currency exchange loss of $0.1 million and $0.2 million, respectively.

Pension and Other Postretirement Benefits:

TimkenSteel recognizes an overfunded status or underfunded status (e.g., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. The Company recognizes actuarial gains and losses immediately through net periodic benefit cost in the Consolidated Statements of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. An example of a potential triggering event would be settlements. The Company’s accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components of net periodic benefit cost. In addition, the Company uses fair value to account for the value of plan assets.

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

Performance-based restricted stock units vest based on achievement of a total shareholder return ("TSR") metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value.

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

Research and Development:

Expenditures for research and development at TimkenSteel amounted to $0.8 million, $1.7 million and $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, and were recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. These expenditures may fluctuate from year to year depending on special projects and the needs of TimkenSteel and its customers.

Adoption of New Accounting Standards

The Company did not adopt any Accounting Standard Updates (“ASU”) during 2022. Additionally, there are no current ASUs issued, but not adopted, that are expected to have a material impact on the Company.

As of January 1, 2021, the Company early adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), using the modified retrospective method of transition. The standard simplifies the accounting for convertible instruments.

Upon adoption of ASU 2020-06 as of January 1, 2021, all outstanding Convertible Notes were fully classified as a liability, there was no longer a separate equity component and the Convertible Notes no longer have a debt discount that is amortized. This resulted in a decrease of $10.6 million to additional paid-in capital and an increase of $1.1 million and $5.3 million to current convertible notes, net and non-current convertible notes, net, respectively, on the Consolidated Balance Sheets as of January 1, 2021. Additionally, retained deficit was reduced by $4.2 million in the Consolidated Balance Sheets as of January 1, 2021 to remove amortization expense recognized in prior periods. The adoption of this standard did not have an effect on the Company’s cash flows, liquidity, or the methodology used for the earnings per share calculation. Refer to “Note 14 – Financing Arrangements” for additional information on the Convertible Notes.

Legislation related to the COVID-19 Pandemic

Due to a provision in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company was able to defer the employer share of Social Security payroll taxes for a specified time during 2020. During the year ended December 31, 2020, the Company deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets, to be paid in two equal installments. The first installment in the amount of $3.2 million was paid during the fourth quarter of 2021 and the second installment of $3.2 million was paid during the fourth quarter of 2022.

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

	Year Ended December 31,
	2022	2021	2020
Net Sales:
United States	$1,201.3	$1,166.1	$746.8
Foreign	128.6	116.8	83.9
	$1,329.9	$1,282.9	$830.7

	December 31,
	2022	2021
Long-lived Assets, net:
United States	$503.0	$530.7
Foreign	0.6	0.7
	$503.6	$531.4

Note 4 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Mobile	$539.1	$527.9	$346.0
Industrial	628.7	661.2	391.7
Energy	136.6	62.9	53.2
Other(1)	25.5	30.9	39.8
Total Net Sales	$1,329.9	$1,282.9	$830.7

(1) “Other” sales by end-market sector includes the Company’s scrap sales. In addition, 2020 includes oil country tubular goods billet sales.

The following table provides the major sources of revenue by product type for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Bar	$887.4	$863.6	$502.5
Tube	173.7	164.4	101.4
Manufactured components	243.3	224.0	208.1
Other(2)	25.5	30.9	18.7
Total Net Sales	$1,329.9	$1,282.9	$830.7

(2) “Other” for sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers and are included in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2022, contract liabilities totaled $3.6 million and were less than $0.1 million as of December 31, 2021.

Note 5 - Restructuring Charges

Over the past several years, TimkenSteel has made numerous organizational changes to enhance profitable and sustainable growth. These company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. Restructuring charges for the years ended December 31, 2022, 2021, and 2020 totaled $0.8 million, $6.7 million, and $3.1 million, respectively.

For the year ended December 31, 2022, restructuring charges were related to severance and employee-related benefits, as a result of continued organizational changes. During 2021, $6.4 million of restructuring charges related to severance and employee-related benefits as a result of continued organizational changes. The remaining $0.3 million of charges related to the transition of customers to other TimkenSteel manufacturing equipment due to the discontinuation of specific small-diameter seamless mechanical tube manufacturing and the indefinite idling of our Harrison melt and casting activities (refer to “Note 6 – Disposition of Non-Core Assets” for additional information). Restructuring charges for 2020 primarily consisted of severance and employee related benefits.

TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at December 31, 2022 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the twelve months ended December 31, 2022 and 2021:

Balance at December 31, 2021	$4.7
Expenses	0.8
Payments	(5.0)
Balance at December 31, 2022	$0.5

Balance at December 31, 2020	$1.5
Expenses	6.7
Payments	(3.5)
Balance at December 31, 2021	$4.7

Note 6 - Disposition of Non-Core Assets

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

A small parcel of land associated with TMS was sold during the fourth quarter of 2021 for $0.3 million resulting in a gain on sale of $0.1 million. The remaining $4.3 million of land and buildings associated with TMS were classified as assets held for sale on the Consolidated Balance Sheets as of December 31, 2021. All of these assets were sold during the third quarter of 2022. Net cash proceeds of $2.8 million were received and a loss on sale of assets of $1.5 million was recognized on the Consolidated Statements of Operations during 2022.

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

In the fourth quarter of 2022, TimkenSteel entered into an agreement to sell the machinery and equipment used in the manufacturing of these specific products. Pursuant to this agreement, TimkenSteel received a down payment in the amount of $1.7 million, which is included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2022. This down payment was also classified as proceeds from disposals of property, plant, and equipment within the investing section of the Consolidated Statements of Cash Flows for the year ended December 31, 2022. The Company expects to receive an additional $1.7 million in the first half of 2023, resulting in a gain of disposal of assets of $3.4 million.

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

Customer Program Early Termination

During the fourth quarter of 2021, TimkenSteel received communication from a customer that two specific programs would end earlier than originally forecasted. There was machinery at the St. Clair facility designed for these programs, which had no alternative use. As such, the Company recognized impairment charges of $2.4 million for the year ended December 31, 2021. Related supplies inventory of $0.2 million was also written down, which is included in cost of products sold in the Consolidated Statements of Operations, as management determined there was no alternative use.

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

In the fourth quarter of 2022, TimkenSteel received a customer reimbursement related to the initial capital investment for these early terminated programs in the net amount of $4.3 million, which is included in cost of products sold in the Consolidated Statements of Operations.

Note 7 - Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Pension and postretirement non-service benefit (income) loss	$(20.3)	$(37.2)	$(26.6)
Loss (gain) from remeasurement of benefit plans	(35.4)	(20.1)	14.7
Foreign currency exchange loss (gain)	(0.2)	0.1	0.2
Insurance recoveries	(34.5)	—	—
Sales and use tax refund	—	(2.5)	—
Employee retention credit	—	—	(2.3)
Miscellaneous (income) expense	(0.2)	0.2	(0.2)
Total other (income) expense, net	$(90.6)	$(59.5)	$(14.2)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The remeasurement of benefit plans is due to lump sum payments exceeding the sum of the service cost and interest cost components of the net periodic pension cost for certain plans, as well as the partial annuitization of the TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan"). The lump sum payments and partial annuitization constitute partial settlements, which are significant events requiring remeasurement of both plan assets and benefit obligations.

A net gain of $35.4 million from the remeasurement of these benefit plans was recognized for the year ended December 31, 2022. This gain was driven by a $359.9 million decrease in the pension liability primarily due to an increase in discount rates and a $2.7 million non-cash settlement related to the partial annuitization of the Bargaining Plan. This was partially offset by a loss of $327.2 million driven primarily by investment losses on plan assets and lump sum basis losses.

A net gain of $20.1 million from the remeasurement of these benefit plans was recognized for the year ended December 31, 2021. This gain was driven by a $55.7 million decrease in the pension liability primarily due to an increase in discount rates, partially offset by a loss of $35.6 million driven primarily by investment losses on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 15 - Retirement and Postretirement Plans.”

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the fourth quarter of 2022, TimkenSteel recognized an insurance recovery of $33.0 million related to the unplanned downtime. Of the total recovery, $13.0 million was received in the fourth quarter of 2022 and $20.0 million was collected in the first quarter of 2023. The Company anticipates an additional insurance recovery, although the timing and amount of potential recovery are uncertain at this time. Additionally, during the third quarter of 2022, TimkenSteel recognized an insurance recovery of $1.5 million related to an unplanned outage at our Faircrest facility in November 2021. TimkenSteel recognizes an insurance recovery when it is realized or considered realizable, in accordance with the accounting guidance, and records this activity within other (income) expense, net on the Consolidated Statements of Operations.

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

	Years Ended December 31,
	2022	2021	2020
United States	$108.5	$171.2	$(64.1)
Non-United States	(11.4)	5.5	3.4
Income (loss) from operations before income taxes	$97.1	$176.7	$(60.7)

The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$0.6	$0.2	$0.6
State and local	5.7	3.7	—
Foreign	0.8	0.6	0.5
Total current tax expense (benefit)	$7.1	$4.5	$1.1
Deferred:
Federal	$24.2	$0.8	$(0.4)
State and local	0.7	0.3	0.5
Foreign	—	0.1	—
Total deferred tax expense (benefit)	24.9	1.2	0.1
Provision (benefit) for incomes taxes	$32.0	$5.7	$1.2

For the year ended December 31, 2022, TimkenSteel made $0.2 million in foreign tax payments, $5.0 million in state and local tax payments, $2.0 million U.S. federal payments, and had refundable overpayments of $2.2 million related to U.S. federal, state, and local income taxes. For the year ended December 31, 2021, TimkenSteel $0.9 million in foreign tax payments, $4.6 million in state and local tax payments, no U.S. federal payments, and had no refundable overpayments of state income taxes.

The reconciliation between TimkenSteel’s effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal income tax provision (benefit) at statutory rate	$20.4	$37.1	$(12.7)
Adjustments:
State and local income taxes, net of federal tax benefit	8.4	4.1	2.3
Permanent differences	8.9	(0.2)	1.3
Foreign earnings taxed at different rates	(3.6)	(0.5)	0.1
Valuation allowance	(2.5)	(34.8)	10.3
U.S. research tax credit	(0.6)	—	—
Global intangible low-taxed income	—	—	—
Other items, net	1.0	—	(0.1)
Provision (benefit) for income taxes	$32.0	$5.7	$1.2
Effective tax rate	32.9%	3.2%	(2.0)%

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

The year over year increases in state and local income taxes, net of federal tax benefit is primarily related to limitations on the use of loss carryforwards in certain states. The permanent differences for the year ended December 31, 2022 are due to limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025.

During the second and third quarters of 2021, TimkenSteel (Shanghai) Corporation Limited declared and paid dividends of $0.8 million and $0.4 million, respectively, net of withholding taxes, to TimkenSteel. During the third quarter of 2020, TimkenSteel (Shanghai) Corporation Limited declared a dividend of $5.1 million, net of withholding taxes, to TimkenSteel.

As of December 31, 2021 and 2022, there was no deferred tax liability related to undistributed earnings. The Company had recognized a deferred tax liability in the amount of $0.3 million at December 31, 2020, for undistributed earnings at its TimkenSteel (Shanghai) Corporation Limited and TimkenSteel de Mexico S. de R.C. de C.V. subsidiaries.

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2022 and 2021 was as follows:

	Years Ended December 31,
	2022	2021
Deferred tax liabilities:
Depreciation	$(81.4)	$(89.0)
Inventory	—	(8.0)
Leases - right-of-use asset	(3.1)	(3.5)
Deferred tax liabilities	$(84.5)	$(100.5)
Deferred tax assets:
Tax loss carryforwards	$20.5	$52.6
Pension and postretirement benefits	35.5	44.3
Other employee benefit accruals	6.6	8.2
Lease liability	3.1	3.5
State decoupling	0.8	1.3
Accrued restructuring	0.1	1.1
Capital loss carryforward	0.8	0.8
Intangible assets	0.2	0.6
Inventory	0.7	0.6
Allowance for doubtful accounts	0.3	0.5
Accrued Legal	2.0	—
Capitalized R&D	0.9	—
Other, net	0.1	0.3
Deferred tax assets subtotal	$71.6	$113.8
Valuation allowances	(13.0)	(15.5)
Deferred tax assets	58.6	98.3
Net deferred tax assets (liabilities)	$(25.9)	$(2.2)

As of December 31, 2022 and 2021, the Company had a deferred tax liability of $25.9 million and $2.2 million, respectively, on the Consolidated Balance Sheets. As of December 31, 2022, TimkenSteel had loss carryforwards in the U.S. and various non-U.S. jurisdictions totaling $71.7 million (of which $17.2 million relates to the U.S. and $54.5 million relates to the UK jurisdiction), having various expiration dates.

During 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2016. In light of TimkenSteel’s operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence at the time, and concluded that it was more likely than not that it would not realize a portion of its U.S. deferred tax assets. As such, the Company recorded a valuation allowance in 2016.

Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the Company’s deferred tax assets. Due to TimkenSteel’s historical operating performance in the U.S., we have historically been limited in our ability to rely on other subjective evidence such as projections of our future profitability. However, as of December 31, 2022, based on consecutive years of profitability, utilization of the majority of previously generated loss carryforwards in the U.S., and forecasted future profitability, the Company released a portion of its U.S. valuation allowance. The Company maintained a domestic partial valuation allowance on a capital loss carryforward and certain state loss carryforwards that are expected to expire unused. TimkenSteel has provided a valuation allowance on the aforementioned UK loss carryforward.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries may cause variability in the Company’s effective tax rate. The majority of TimkenSteel’s income taxes are derived from federal, domestic state and local taxes.

As of December 31, 2022, 2021 and 2020, TimkenSteel had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact TimkenSteel’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2022, TimkenSteel does not anticipate a change in its unrecognized tax positions during the next 12 months. TimkenSteel had no accrued interest and penalties related to uncertain tax positions as of December 31, 2022, 2021 and 2020.

As of December 31, 2022, the tax years 2019 to the present remain open to examination by the IRS.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 4.0 million shares for the year ended December 31, 2022. For the year ended December 31, 2022, 0.8 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.2 million shares and 1.1 million shares assumed purchased with potential proceeds for the year ended December 31, 2022, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Common share equivalents for shares issuable for equity-based awards amounted to 4.6 million shares for the year ended December 31, 2020. All common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share for the year ended December 31, 2020, because the effect of their inclusion would have been anti-dilutive.

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding convertible notes of 3.6 million for the year ended December 31, 2022, were included in the computation of diluted earnings (loss) per share, as these shares would be dilutive.

During the first half of 2022, TimkenSteel repurchased $25.2 million of outstanding principal related to the Convertible Notes. These repurchases of Convertible Notes reduced weighted average diluted shares outstanding by 2.3 million shares for the year ended December 31, 2022. Refer to “Note 14 – Financing Arrangements” for additional information on the Convertible Notes.

Common share equivalents for shares issuable upon the conversion of outstanding convertible notes of 7.4 million for the year ended December 31, 2021, were included in the computation of diluted earnings (loss) per share, as these shares would be dilutive. Common share equivalents for shares issuable upon the conversion of outstanding convertible notes of 9.1 million for the year ended December 31, 2020, were excluded from the computation of diluted earnings (loss) per share because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss), basic	$65.1	$171.0	$(61.9)
Add convertible notes interest	1.9	4.1	—
Net income (loss), diluted	$67.0	$175.1	$(61.9)

Denominator:
Weighted average shares outstanding, basic	45.8	45.9	45.0
Dilutive effect of equity-based awards	2.1	1.7	—
Dilutive effect of convertible notes	3.6	7.4	—
Weighted average shares outstanding, diluted	51.5	55.0	45.0

Basic earnings (loss) per share	$1.42	$3.73	$(1.38)
Diluted earnings (loss) per share	$1.30	$3.18	$(1.38)

Note 10 – Inventories

The components of inventories as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Manufacturing supplies	$36.9	$29.3
Raw materials	23.9	37.3
Work in process	94.7	89.3
Finished products	37.4	55.8
Gross inventory	192.9	211.7
Allowance for inventory reserves	(0.5)	(0.8)
Total inventories, net	$192.4	$210.9

Note 11 - Property, Plant and Equipment

The components of property, plant and equipment, net as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Land	$11.2	$11.2
Buildings and improvements	414.6	415.0
Machinery and equipment	1,391.5	1,391.9
Construction in progress	30.8	9.6
Subtotal	1,848.1	1,827.7
Less allowances for depreciation	(1,362.0)	(1,317.5)
Property, plant and equipment, net	$486.1	$510.2

Total depreciation expense was $55.5 million, $59.8 million, and $65.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Depreciation expense for the years ended December 31, 2021 and 2020 includes $1.5 million and $2.4 million, respectively, of accelerated depreciation related to the closure of TMS which was announced in the fourth quarter of 2019 and the discontinuation of specific small-diameter seamless mechanical tube manufacturing announced in the third quarter of 2020.

For the year ended December 31, 2022, TimkenSteel recorded a loss on sale and disposal of assets of $1.9 million primarily related to the sale of the remaining land and buildings at the Company's former TMS facility, as well as the disposition of excess and aged assets. No impairment charges were recognized in 2022.

For the year ended December 31, 2021, TimkenSteel recorded a net loss on sale of assets of $1.3 million related to the disposition of excess assets. During 2021, the Company also recorded approximately $10.6 million of impairment charges related to the indefinite idling of the Harrison melt and casting assets, the impairment of certain assets at our St. Clair facility due to the early termination of a customer program, and the disposition of assets at our former TMS facility.

For the year ended December 31, 2020, TimkenSteel recorded a net gain on the sale and disposal of assets of $2.6 million, primarily related to the sale of certain TMS assets. No impairment charges were recognized in 2020.

Supplemental cash flow information related to non-cash investing activity was as follows:

	Year Ended December 31,
	2022	2021	2019
Accrued property, plant and equipment purchases	$10.6	$3.6	$2.0

Note 12 - Intangible Assets

The components of intangible assets, net as of December 31, 2022 and 2021 were as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6.3	$6.2	$0.1	$6.3	$5.8	$0.5
Technology use	9.0	9.0	—	9.0	9.0	—
Capitalized software	57.9	53.0	4.9	57.4	51.2	6.2
Total intangible assets	$73.2	$68.2	$5.0	$72.7	$66.0	$6.7

Intangible assets subject to amortization are amortized using a straight-line method over their legal or estimated useful lives. The weighted average useful lives of the customer relationships, technology use and capitalized software intangible assets are 15 years, 15 years and 6 years, respectively. The weighted average useful life of total intangible assets is 8 years as of December 31, 2022. Amortization expense for intangible assets for the years ended December 31, 2022, 2021, and 2020 was $2.8 million, $3.3 million and $5.0 million, respectively. Amortization expense in 2020 associated with capitalized software includes accelerated amortization of $1.0 million related to the closure of TMS. See “Note 6 - Disposition of Non-Core Assets” for additional information.

During the year ended December 31, 2020, TimkenSteel recorded a loss on disposal of intangible assets of $0.2 million related to capitalized software. There was no loss on disposal of intangible assets for the years ended December 31, 2022 and December 31, 2021.

Based upon the intangible assets subject to amortization as of December 31, 2022, TimkenSteel’s estimated annual amortization for the five succeeding years is shown below (in millions):

Year	Amortization Expense
2023	$2.3
2024	1.3
2025	0.3
2026	0.1
2027	0.1

Note 13 - Leases

The Company has operating leases primarily related to machinery and equipment, vehicles and information technology equipment. These leases have remaining lease terms of less than one year to approximately five years, some of which may include options to extend the lease for one or more years. Certain leases also include options to purchase the leased asset. As of December 31, 2022, the Company has no financing leases. The weighted average remaining lease term for our operating leases as of December 31, 2022 was 2.5 years.

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

The Company recorded lease cost for the years ended December 31, 2022, 2021 and 2020 as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$6.7	$8.2	$8.8
Short-term lease cost	0.9	0.7	0.7
Total lease cost	$7.6	$8.9	$9.5

When available, the rate implicit in the lease is used to discount lease payments to present value; however, the Company’s leases generally do not provide a readily determinable implicit rate. Therefore, the incremental borrowing rate to discount the lease payments is estimated using market-based information available at lease commencement. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2022 and 2021 was 3.1% and 2.7%, respectively.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6.7	$8.2	$8.8
Right-of-use assets obtained in exchange for operating lease obligations	$4.5	$3.1	$12.5

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

2023	$6.3
2024	4.0
2025	1.9
2026	0.5
After 2026	0.3
Total future minimum lease payments	13.0
Less amount of lease payment representing interest	(0.5)
Total present value of lease payments	$12.5

Note 14 - Financing Arrangements

The following table summarizes the current and non-current debt as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Credit Agreement	$—	$—
Convertible Senior Notes due 2021	—	—
Convertible Senior Notes due 2025	20.4	44.9
Total debt	$20.4	$44.9
Less current portion of debt	20.4	44.9
Total non-current portion of debt	$—	$—

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

The interest rate per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either (i) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus the applicable margin or (ii) the Adjusted Term SOFR Rate (as defined in the Amended Credit Agreement) plus the applicable margin. The applicable margin will be determined by a pricing grid based on the Company’s average quarterly availability. The Alternate Base Rate is subject to a 1.00% floor, and the Adjusted Term SOFR Rate is subject to a 0.00% floor. In addition, the Company will pay a 0.25% per annum commitment fee on the average daily unused amount of the Credit Facility.

The Credit Facility may be used to finance working capital, capital expenditures, certain permitted acquisitions and for other general corporate purposes. All of the indebtedness under the Credit Facility is guaranteed by the Company’s material domestic subsidiaries, as well as any other domestic subsidiary that the Company elects to make a party to the Amended Credit Agreement, and is secured by substantially all of the personal property of the Company and the Subsidiary Guarantors.

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

As of December 31, 2022, the amount available under the Amended Credit Agreement was $233.5 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

For more details on the accounting treatment under the adoption of ASU 2020-06, refer to “Note 2 - Significant Accounting Policies.”

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

The principal amount of the Convertible Senior Notes due 2025 as of December 31, 2022 is $20.8 million. Transaction costs related to the Convertible Senior Notes due 2025 incurred upon issuance were $1.5 million. These costs are amortized to interest expense over the term of the notes. The Convertible Senior Notes due 2025 are convertible at the option of the holders in certain circumstances and during certain periods into the Company's common shares, cash, or a combination thereof, at the Company's election.

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2022 and as such the notes can be converted at the option of the holders beginning January 1 through March 31, 2023. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability on the Consolidated Balance Sheets as of December 31, 2022. This criterion was also met as of December 31, 2021. To date, no holders have elected to convert their notes during any optional conversion periods.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020.

The components of the Convertible Senior Notes due 2025 as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,
	2022	2021
Principal	$20.8	$46.0
Less: Debt issuance costs, net of amortization	(0.4)	(1.1)
Less: Debt discount, net of amortization	—	—
Convertible Senior Notes due 2025, net	$20.4	$44.9

In the first half of 2022, TimkenSteel repurchased a total of $25.2 million aggregate principal amount of its Convertible Senior Notes Due 2025. There were no repurchases related to the Convertible Notes during the second half of 2022. Total cash paid to noteholders was $67.6 million. A loss on extinguishment of debt was recognized of $43.0 million, including a charge of $0.6 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $53.4 million as of December 31, 2022 and $107.0 million as of December 31, 2021. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of December 31, 2022 and December 31, 2021.

Interest (income) expense, net

The following table provides the components of interest (income) expense, net for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2022	2021	2020
Interest expense	$3.9	$6.2	$12.6
Interest income	(3.3)	(0.3)	(0.4)
Interest (income) expense, net	$0.6	$5.9	$12.2

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of December 31, 2022, the carrying value of the Company's money market investment was $209.5 million, which approximates the fair value. The Company had no cash invested in a money market fund as of December 31, 2021 and December 31, 2020. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance.

The following table sets forth total interest expense recognized specifically related to the Convertible Notes:

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$1.7	$3.7	$5.2
Amortization of debt issuance costs	0.1	0.4	0.5
Amortization of debt discount	—	—	4.4
Total	$1.8	$4.1	$10.1

The total cash interest paid for the year ended December 31, 2022 , 2021, and 2020 was $3.1 million, $5.1 million and $7.6 million, respectively.

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

For the year ended December 31, 2022, the Company repurchased approximately 3.0 million common shares in the open market at an aggregate cost of $52.0 million, which equates to an average repurchase price of $17.18 per share. As of December 31, 2022, the Company had a balance of $73.0 million remaining under its share repurchase program. The Company did not repurchase shares during the years ended December 31, 2021 or December 31, 2020.

Subsequent to December 31, 2022, the Company repurchased 0.2 million additional common shares in the open market at an aggregate cost of $4.5 million, which equates to an average repurchase price of $19.19 per share. As of February 24, 2023, the Company has $68.5 million remaining under its authorized share repurchase program.
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

The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions. Plan asset losses in 2022, combined with current actuarial assumptions, have resulted in potentially accelerated timing of future required pension contributions to as early as 2024. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

Salaried Plan

During the fourth quarter of 2021, termination of the Salaried Plan was approved by the TimkenSteel Board of Directors. Participants were notified in January 2022 and the plan was terminated effective March 31, 2022, subject to regulatory approval. The purchase of an irrevocable annuity contract from an insurance company is expected to occur in 2023, after which time the insurance company selected will be responsible for all participant benefit payments.

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

The following table sets forth the change in benefit obligation for the pension and postretirement benefit plans as of December 31, 2022:

	Pension
	United States of America			United Kingdom	Mexico
Change in benefit obligation:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Benefit obligation at the beginning of year	$1,025.4	$187.4	$23.6	$82.4	$0.4	$1,319.2	$117.8
Service cost	13.9	0.3	—	—	—	14.2	1.1
Interest cost	31.1	6.5	0.7	1.3	—	39.6	3.4
Actuarial (gains) losses	(203.6)	(34.0)	(6.5)	(25.3)	—	(269.4)	(24.0)
Benefits paid	(51.0)	(11.6)	(0.6)	(2.5)	—	(65.7)	(10.9)
Settlements	(340.9)	(20.5)	(1.7)	—	—	(363.1)	—
Foreign currency translation adjustment	—	—	—	(8.2)	—	(8.2)	—
Benefit obligation at the end of year	$474.9	$128.1	$15.5	$47.7	$0.4	$666.6	$87.4

Significant actuarial gains related to changes in benefit obligations for 2022 primarily resulted from an increase in discount rates. Significant settlements were a result of the Bargaining Plan annuity purchase as well as lump sum payments during 2022.

The following table sets forth the change in benefit obligation for the pension and postretirement benefit plans as of December 31, 2021:

	Pension
	United States of America			United Kingdom	Mexico
Change in benefit obligation:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Benefit obligation at the beginning of year	$1,053.9	$228.7	$27.3	$84.8	$0.4	$1,395.1	$128.3
Service cost	17.0	0.4	—	—	—	17.4	1.2
Interest cost	28.4	5.9	0.8	1.1	—	36.2	3.2
Actuarial (gains) losses	(31.6)	(5.1)	(1.5)	0.3	—	(37.9)	(6.0)
Benefits paid	(56.5)	(11.4)	(3.0)	(3.0)	—	(73.9)	(8.9)
Plan amendment	14.2	—	—	—	—	14.2	—
Settlements	—	(31.1)	—	—	—	(31.1)	—
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)	—
Benefit obligation at the end of year	$1,025.4	$187.4	$23.6	$82.4	$0.4	$1,319.2	$117.8

Significant actuarial gains related to changes in benefit obligations for 2021 primarily resulted from an increase in discount rates.

The following table sets forth the change in plan assets and funded status for the pension and postretirement benefit plan as of December 31, 2022:

	Pension
	United States of America			United Kingdom	Mexico
Change in plan assets:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Fair value of plan assets at the beginning of year	$862.8	$205.7	$—	$107.2	$0.3	$1,176.0	$76.8
Actual return on plan assets	(119.7)	(35.9)	—	(38.0)	—	(193.6)	(8.8)
Company contributions / payments	—	—	2.3	1.3	—	3.6	2.1
Benefits paid	(51.0)	(11.6)	(0.6)	(2.5)	—	(65.7)	(10.9)
Settlements	(338.2)	(20.5)	(1.7)	—	—	(360.4)	—
Foreign currency translation adjustment	—	—	—	(10.5)	—	(10.5)	—
Fair value of plan assets at end of year	$353.9	$137.7	$—	$57.5	$0.3	$549.4	$59.2
Funded status at end of year	$(121.0)	$9.6	$(15.5)	$9.8	$(0.1)	$(117.2)	$(28.2)

The following table sets forth the change in plan assets and funded status for the pension and postretirement benefit plan as of December 31, 2021:

	Pension
	United States of America			United Kingdom	Mexico
Change in plan assets:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Fair value of plan assets at the beginning of year	$884.3	$243.3	$—	$103.8	$0.3	$1,231.7	$82.2
Actual return on plan assets	35.0	4.9	—	4.7	—	44.6	2.4
Company contributions / payments	—	—	3.0	2.8	—	5.8	1.1
Benefits paid	(56.5)	(11.4)	(3.0)	(3.0)	—	(73.9)	(8.9)
Settlements	—	(31.1)	—	—	—	(31.1)	—
Foreign currency translation adjustment	—	—	—	(1.1)	—	(1.1)	—
Fair value of plan assets at end of year	$862.8	$205.7	$—	$107.2	$0.3	$1,176.0	$76.8
Funded status at end of year	$(162.6)	$18.3	$(23.6)	$24.8	$(0.1)	$(143.2)	$(41.0)

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

These payments constitute a partial settlement, which is a significant event requiring remeasurement of both plan assets and benefit obligations. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Supplemental Plan during the first quarter of 2022. No further remeasurement was required in 2022 related to the Supplemental Plan, as no further lump sum payments have been made. The Salaried Plan's pension obligations and plan assets were remeasured during each quarter of 2022. We also completed a full remeasurement of the Bargaining Plan's pension obligations and plan assets during the second, third, and fourth quarters of 2022.

A full remeasurement of the pension obligations and plan assets associated with the Salaried Plan was also required throughout each quarter of 2021. For the years ended December 31, 2022 and December 31, 2021, total settlements were $363.1 million and $31.1 million, respectively. These settlements are included in the tables above. Lump sum payments are reflected in the net remeasurement losses (gains) as a component of net periodic benefit cost. The annuity purchase for the Bargaining Plan that occurred in 2022 is included in the settlements component of net periodic benefit cost.

For the years ended December 31, 2022 and 2021, all pension plans had administrative expenses of $5.1 million and $3.0 million, respectively. These expenses are included in benefits paid in the tables above.

The accumulated benefit obligation at December 31, 2022 exceeded the fair value of plan assets for the Bargaining Plan and the unfunded Supplemental Plan. For the Bargaining Plan and Supplemental Plan, the accumulated benefit obligation was $468.9 million and $15.7 million, respectively, as of December 31, 2022.

The total pension accumulated benefit obligation for all plans was $660.6 million and $1,303.2 million as of December 31, 2022 and 2021, respectively.

Amounts recognized on the balance sheet at December 31, 2022 for TimkenSteel’s pension and postretirement benefit plans include:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Non-current assets	$—	$9.6	$—	$9.8	$—	$19.4	$—
Current liabilities	—	—	(0.6)	—	—	(0.6)	(1.4)
Non-current liabilities	(121.0)	—	(15.0)	—	(0.1)	(136.1)	(26.8)
Total	$(121.0)	$9.6	$(15.6)	$9.8	$(0.1)	$(117.3)	$(28.2)

Amounts recognized on the balance sheet at December 31, 2021 for TimkenSteel’s pension and postretirement benefit plans include:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Non-current assets	$—	$18.3	$—	$24.8	$—	$43.1	$—
Current liabilities	—	—	(2.6)	—	—	(2.6)	(1.7)
Non-current liabilities	(162.6)	—	(21.0)	—	(0.1)	(183.7)	(39.3)
Total	$(162.6)	$18.3	$(23.6)	$24.8	$(0.1)	$(143.2)	$(41.0)

Included in accumulated other comprehensive income (loss) at December 31, 2022 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Unrecognized prior service (benefit) cost	$12.4	$—	$—	$0.5	$—	$12.9	$(49.9)

Included in accumulated other comprehensive income (loss) at December 31, 2021 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Unrecognized prior service (benefit) cost	$13.6	$—	$—	$0.6	$—	$14.2	$(55.9)

The weighted average assumptions used in determining benefit obligation as of December 31, 2022 and 2021 were as follows:

	Pension		Postretirement
Assumptions:	2022	2021	2022	2021
Discount rate	5.61%	2.96%	5.70%	3.00%
Future compensation assumption	3.00%	3.00%	n/a	n/a

The weighted average assumptions used in determining benefit cost for the years ended December 31, 2022 and 2021 were as follows:

	Pension		Postretirement
Assumptions:	2022	2021	2022	2021
Discount rate	2.96%	2.68%	3.00%	2.65%
Future compensation assumption	3.00%	2.29%	n/a	n/a
Expected long-term return on plan assets	5.96%	5.76%	4.75%	4.50%

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

For measurement purposes, TimkenSteel assumed a weighted-average annual rate of increase in the per capita cost ("health care cost trend rate") of 10.00% for 2021. This weighted-average annual rate of increase was not applicable in 2022.

The components of net periodic benefit cost (income) for the year ended December 31, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$13.9	$0.3	$—	$—	$—	$14.2	$1.1
Interest cost	31.1	6.5	0.7	1.3	—	39.6	3.4
Expected return on plan assets	(46.7)	(5.0)	—	(3.2)	—	(54.9)	(3.4)
Amortization of prior service cost	1.3	—	—	—	—	1.3	(6.0)
Settlements	(2.7)	—	—	—	—	(2.7)	—
Net remeasurement losses (gains)	(37.2)	6.9	(6.5)	15.9	—	(20.9)	(11.8)
Net Periodic Benefit Cost (Income)	$(40.3)	$8.7	$(5.8)	$14.0	$—	$(23.4)	$(16.7)

The components of net periodic benefit cost (income) for the year ended December 31, 2021 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$17.0	$0.4	$—	$—	$—	$17.4	$1.2
Interest cost	28.4	5.9	0.8	1.1	—	36.2	3.2
Expected return on plan assets	(51.5)	(12.6)	—	(3.3)	—	(67.4)	(3.4)
Amortization of prior service cost	0.2	—	—	—	—	0.2	(6.0)
Curtailment	—	—	—	—	—	—	—
Net remeasurement losses (gains)	(15.1)	2.5	(1.5)	(1.1)	—	(15.2)	(4.9)
Net Periodic Benefit Cost (Income)	$(21.0)	$(3.8)	$(0.7)	$(3.3)	$—	$(28.8)	$(9.9)

The components of net periodic benefit cost (income) for the year ended December 31, 2020 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$16.9	$2.5	$—	$—	$—	$19.4	$1.0
Interest cost	33.3	7.0	0.9	1.5	—	42.7	4.2
Expected return on plan assets	(47.5)	(13.5)	—	(3.3)	—	(64.3)	(3.5)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(6.0)
Curtailment	—	—	—	—	—	—	—
Net remeasurement losses (gains)	10.8	(1.0)	1.8	0.4	0.1	12.1	2.6
Net Periodic Benefit Cost (Income)	$13.8	$(5.0)	$2.7	$(1.4)	$0.1	$10.2	$(1.7)

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

The target allocations for each plan's assets are as follows:

	Pension
	United States of America			United Kingdom	Mexico
Target Allocations:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Weighted Average Pension	Postretirement Plans
Equity securities	35.0%	—	n/a	16.7%	—	24.3%	20.0%
Debt securities	44.0%	100.0%	n/a	66.6%	100.0%	60.4%	77.5%
Other investments	21.0%	—	n/a	16.7%	—	15.3%	2.5%
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

The following table presents the fair value hierarchy for those investments of TimkenSteel’s pension assets measured at fair value on a recurring basis as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58.4	$3.0	$55.4	$—
U.S government and agency securities	53.7	49.4	4.3	—
Corporate bonds	113.0	—	113.0	—
Equity securities	14.5	14.5	—	—
Real estate	7.6	—	—	7.6
Private debt	18.8	—	—	18.8
Total Assets in the fair value hierarchy	$266.0	$66.9	$172.7	$26.4
Assets measured at net asset value (1)	283.4	—	—	—
Total Assets	$549.4	$66.9	$172.7	$26.4

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and hedge funds. As of December 31, 2022, these assets are redeemable at net asset value within 90 days, except for certain private investments with an estimated liquidation period of one to ten years.

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

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and hedge funds. As of December 31, 2021, these assets were redeemable at net asset value within 90 days.

The following table sets forth a summary of changes in the fair value of TimkenSteel's pension plan level three assets for the year ended December 31, 2022:

Level 3 assets only
2022
Balance at the beginning of year	$—
Transfers in and/or out of Level 3	—
Actual return on plan assets:
Realized gain (loss)	0.4
Net unrealized gain (loss)	0.1
Purchases, sales, issuances and settlements:
Purchases	31.4
Sales	(5.5)
Balance at the end of year	$26.4

The following table presents the fair value hierarchy for those investments of TimkenSteel’s postretirement assets measured at fair value on a recurring basis as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1.4	$1.4	$—	$—
Mutual fund - fixed income	4.7	4.7	—	—
Total Assets in the fair value hierarchy	$6.1	$6.1	$—	$—
Assets measured at net asset value (1)	53.1	—	—	—
Total Assets	$59.2	$6.1	$—	$—

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities. As of December 31, 2022, these assets are redeemable at net asset value within 90 days.

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

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities, fixed income securities, and limited partnerships. As of December 31, 2021, these assets were redeemable at net asset value within 90 days.

Future benefit payments are expected to be as follows:

	Pension
	United States of America			United Kingdom	Mexico
Benefit Payments:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
2023	$36.3	$13.3	$0.6	$2.1	$—	$52.3	$10.1
2024	36.9	13.3	0.6	2.2	—	53.0	9.1
2025	39.1	12.3	0.5	2.3	—	54.2	8.5
2026	41.8	11.7	0.5	2.2	—	56.2	8.0
2027	46.3	11.3	13.4	2.3	—	73.3	7.7
2028-2032	214.1	49.8	2.1	12.3	0.6	278.9	34.3

The Company expects to make required contributions and payments to its pension and postretirement plans of $3.2 million in the next 12 months and $224.8 million from 2024 through 2032.

Required Company contributions related to the Bargaining Plan are projected to begin in 2024 based on current forecasts. As such, all Bargaining Plan benefit payments noted above are anticipated to be made from plan assets.

Defined Contribution Plans

The Company recorded expense primarily related to employer matching and non-discretionary contributions to these defined contribution plans of $3.3 million in 2022, $2.8 million in 2021, and $3.2 million in 2020. Effective June 1, 2020, the Company suspended employer matching contributions for all salaried employees. The Company reinstated employer matching contributions effective March 1, 2021. Additionally, the Company discontinued non-discretionary contributions as of January 1, 2021.
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

As of December 31, 2022, approximately 4.1 million shares of TimkenSteel common stock remained available for grants under the Amended 2020 Plan.

Stock Options

There were no stock options granted during the years ended December 31, 2022 and December 31, 2021.

The following summarizes TimkenSteel stock option activity from January 1, 2022 to December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding as of December 31, 2021	2,054,088	$20.41
Granted	—	—
Exercised	(518,770)	15.36
Canceled, forfeited or expired	(415,795)	30.86
Outstanding as of December 31, 2022	1,119,523	$18.85	3.9	$5.8
Options expected to vest	167,610	6.44	7.0	2.0
Options exercisable	951,913	$21.04	3.3	$3.8

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

The following summarizes TimkenSteel stock-settled, time-based restricted stock unit activity from January 1, 2022 to December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,668,050	$7.92
Granted	355,813	18.07
Vested	(420,083)	11.41
Canceled, forfeited or expired	(57,778)	8.35
Outstanding as of December 31, 2022	1,546,002	$9.29

Performance-Based Restricted Stock Units

Performance-based restricted stock units are earned based on the average payout (determined under a Compensation Committee approved matrix) for the Company’s relative total shareholder return as compared to an identified peer group of steel companies. The overall vesting period is generally three years, with relative total shareholder return measured for the one, two and three-year periods creating effectively a “nested” 1-year, 2-year, and 3-year plan to support rapid and sustained shareholder value creation. Relative total shareholder return is calculated for each nested performance period by taking the beginning and ending price points based off a 20-trading day average closing stock price as of December 31.

The following summarizes TimkenSteel stock-settled performance-based restricted stock unit activity from January 1, 2022 to December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	794,044	$6.91
Granted	178,467	25.04
Canceled, forfeited or expired	(4,096)	15.64
Outstanding as of December 31, 2022	968,415	$10.21

Other Information

TimkenSteel recognized stock-based compensation expense of $8.8 million, $7.3 million and $6.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, future stock-based compensation expense related to the unvested portion of all awards is approximately $11.4 million, which is expected to be recognized over a weighted average period of 1.7 years.

Note 17 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2021	$(5.1)	$25.8	$20.7
Other comprehensive income before reclassifications, before income tax	(1.7)	—	(1.7)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(4.7)	(4.7)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	0.4	0.4
Net current period other comprehensive income (loss), net of income taxes	(1.7)	(4.3)	(6.0)
Balance as of December 31, 2022	$(6.8)	$21.5	$14.7

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2020	$(5.4)	$45.8	$40.4
Other comprehensive income before reclassifications, before income tax	0.3	—	0.3
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(5.8)	(5.8)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	(14.2)	(14.2)
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	0.3	(20.0)	(19.7)
Balance as of December 31, 2021	$(5.1)	$25.8	$20.7

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

Note 18 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of December 31, 2022 and 2021, TimkenSteel had a $1.1 million and $0.3 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

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

TimkenSteel management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2022, TimkenSteel’s internal control over financial reporting is effective.

Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, has issued an audit report on our assessment of TimkenSteel’s internal control over financial reporting as of December 31, 2022. Please refer to Item 8, “Reports of Independent Registered Public Accounting Firm.”

Changes in Internal Controls

There have been no changes during the Company’s fourth quarter of 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Required information will be set forth under the captions “Proposal 1: Election of directors” in the proxy statement to be filed within 120 days of December 31, 2022 in connection with the annual meeting of shareholders to be held on May 2, 2023, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board of directors information - Audit committee” in the proxy statement to be filed within 120 days of December 31, 2022 in connection with the annual meeting of shareholders to be held on May 2, 2023, and is incorporated herein by reference. Information regarding compliance with Section 16(a) by the Company's section 16 reporting persons is set forth under the caption "Delinquent Section 16(a) reports" in the proxy statement to be filed within 120 days of December 31, 2022 in connection with the annual meeting of shareholders to be held on May 2, 2023 and is incorporated herein by reference.

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

Item 11. Executive Compensation

Required information will be set forth under the captions “Compensation discussion and analysis”; “2022 Summary compensation table”; “2022 Grants of plan-based awards table”; “Outstanding equity awards at 2022 year-end table”; “2022 Option exercises and stock vested table”; “Pension benefits”; “2022 Nonqualified deferred compensation table”; “Potential payments upon termination or change in control”; “Director compensation”; “CEO pay ratio”; “Board of directors information - Compensation committee”; “Board of directors information - Compensation committee interlocks and insider participation”; and “Board of directors information - Compensation committee report” in the proxy statement to be filed within 120 days of December 31, 2022 in connection with the annual meeting of shareholders to be held on May 2, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Required information, regarding beneficial owners of more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial ownership of common stock” in the proxy statement to be filed within 120 days of December 31, 2022 in connection with the annual meeting of shareholders to be held on May 2, 2023, and is incorporated herein by reference. Required information regarding securities authorized for issuance under the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Required information will be set forth under the captions “Corporate governance - Director independence” and “Corporate governance - Related-party transactions approval policy” in the proxy statement to be filed within 120 days of December 31, 2022 in connection with the annual meeting of shareholders to be held on May 2, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2022 and 2021 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “ Proposal 2: Ratification of appointment of independent auditors - Services of independent auditor for 2022“ and “Proposal 2: Ratification of appointment of independent auditors - Audit committee pre-approval policies and procedures” in the proxy statement to be filed within 120 days of December 31, 2022 in connection with the annual meeting of shareholders to be held on May 2, 2023, and is incorporated herein by reference.

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

10.6

TimkenSteel Corporation Amended and Restated Annual Performance Award Plan, effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2023, File No. 001-36313).

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

10.13

Amended and Restated TimkenSteel Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).

10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313).
10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019, File No. 001-36313).
10.16	Form of Time-Based Ratable Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019, File No. 001-36313).

10.17	Form of Deferred Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016, File No. 001-36313).
10.18	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020, File No. 001-36313).
10.19	Form of Director Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2020, File No. 001-36313).
10.20	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2020, File No. 001-36313).
10.21	Restricted Share Unit Inducement Award Agreement dated as of January 5, 2021 by and between TimkenSteel Corporation and Michael S. Williams.
10.22	Performance-Based Restricted Share Unit Inducement Award Agreement dated as of January 5, 2021 by and between TimkenSteel Corporation and Michael S. Williams.
10.23	Severance Agreement dated as of January 1, 2021 between TimkenSteel Corporation and Michael S. Williams.
10.24	Form of Severance Agreement between TimkenSteel and Certain Executive Officers.
10.25	TimkenSteel Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020, File No. 001-36313).
10.26

TimkenSteel Corporation Amended and Restated 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2021, File No. 001-36313).

10.27	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021, File No. 001-36313).
10.28	Form of Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021, File No. 001-36313).
10.29

Fourth Amended and Restated Credit Agreement, dated as of September 30, 2022, by and among TimkenSteel Corporation, the other loan parties and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K filed on October 5, 2022, File No.001-36313) .

10.30	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2022, File No. 001-36313).
21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.
**	Furnished herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2022	2021	2020
Balance at Beginning of Period	$1.9	$1.3	$1.5
Additions:
Charged to Costs and Expenses (1)	—	0.6	—
Deductions (2)	(0.9)	—	(0.2)
Balance at End of Period	$1.0	$1.9	$1.3
Allowance for inventory reserves:	2022	2021	2020
Balance at Beginning of Period	$0.8	$13.9	$10.7
Additions:
Charged to Costs and Expenses (3)	0.5	2.8	4.1
Deductions (4)	(0.8)	(15.9)	(0.9)
Balance at End of Period	$0.5	$0.8	$13.9
Valuation allowance on deferred tax assets:	2022	2021	2020
Balance at Beginning of Period	$15.5	$47.7	$34.9
Additions:
Charged to Costs and Expenses (5)	—	—	12.4
Charged to Other Accounts (6)	—	4.8	1.4
Deductions (7)	(2.5)	(37.0)	(1.0)
Balance at End of Period	$13.0	$15.5	$47.7

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

(7) For the year ended December 31, 2022, this amount related to the release of a portion of the U.S. valuation allowance. For the year ended December 31, 2021, this amount relates to the release of the valuation allowance against tax loss carryforwards used during 2021. For the year ended December 31, 2020, this amount relates to an additional paid-in capital adjustment associated with the Convertible Notes.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMKENSTEEL CORPORATION

Date:	February 24, 2023	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Williams	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Michael S. Williams

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Kristopher R. Westbrooks

/s/ Nicholas A. Yacobozzi	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Nicholas A. Yacobozzi

*	Director	February 24, 2023
Mary Ellen Baker

*	Director	February 24, 2023
Nicholas J. Chirekos

*	Director	February 24, 2023
Diane C. Creel

*	Director	February 24, 2023
Randall H. Edwards

*	Director	February 24, 2023
Kenneth V. Garcia

*	Director	February 24, 2023
Ellis A. Jones

*	Director	February 24, 2023
Donald T. Misheff

*	Director	February 24, 2023
Ronald A. Rice

*	Director	February 24, 2023
Leila L. Vespoli

*	Director	February 24, 2023
Randall A. Wotring

*Signed by the undersigned as attorney-in-fact and agent for the directors indicated.

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Kristopher R. Westbrooks