Form 10-Q
period 2023-03-31
TimkenSteel Corp
filed 2023-05-04
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2023
Common Shares, without par value	43,875,976

TimkenSteel Corporation

Part I. Financial Information

Item 1. Financial Statements

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions, except per share data)
Net sales	$323.5	$352.0
Cost of products sold	283.1	292.0
Gross Profit	40.4	60.0

Selling, general and administrative expenses	21.0	18.5
Restructuring charges	—	0.4
Loss (gain) on sale or disposal of assets, net	0.1	0.1
Interest (income) expense, net	(1.5)	1.2
Loss on extinguishment of debt	11.4	17.0
Other (income) expense, net	(8.8)	(15.2)
Income (Loss) Before Income Taxes	18.2	38.0
Provision (benefit) for income taxes	3.8	0.9
Net Income (Loss)	$14.4	$37.1

Per Share Data:
Basic earnings (loss) per share	$0.33	$0.80
Diluted earnings (loss) per share	$0.30	$0.70

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Net income (loss)	$14.4	$37.1
Other comprehensive income (loss), benefit (provision) for incomes taxes of $(0.1) million and $0.1 million for the three months ended March 31, 2023 and 2022
Foreign currency translation adjustments	(0.5)	(0.8)
Pension and postretirement liability adjustments	(0.1)	(1.1)
Other comprehensive income (loss), net of tax	(0.6)	(1.9)
Comprehensive Income (Loss), net of tax	$13.8	$35.2

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$227.4	$257.2
Accounts receivable, net of allowances (2023 - $1.8 million; 2022 - $1.0 million)	127.1	79.4
Inventories, net	244.7	192.4
Deferred charges and prepaid expenses	4.6	6.4
Other current assets	10.9	21.2
Total Current Assets	614.7	556.6

Property, plant and equipment, net	482.8	486.1
Operating lease right-of-use assets	12.3	12.5
Pension assets	18.7	19.4
Intangible assets, net	4.4	5.0
Other non-current assets	2.4	2.4
Total Assets	$1,135.3	$1,082.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$173.3	$113.2
Salaries, wages and benefits	16.9	21.2
Accrued pension and postretirement costs	2.0	2.0
Current operating lease liabilities	5.9	6.0
Current convertible notes, net	13.1	20.4
Other current liabilities	19.8	23.9
Total Current Liabilities	231.0	186.7

Credit Agreement	—	—
Non-current operating lease liabilities	6.3	6.5
Accrued pension and postretirement costs	165.6	162.9
Deferred income taxes	26.6	25.9
Other non-current liabilities	14.4	13.5
Total Liabilities	443.9	395.5

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2023 - 47.1 million shares and 2022 - 47.1 million shares	—	—
Additional paid-in capital	839.5	847.0
Retained deficit	(108.7)	(123.1)
Treasury shares - 2023 - 3.1 million; 2022 - 3.0 million	(53.5)	(52.1)
Accumulated other comprehensive income (loss)	14.1	14.7
Total Shareholders’ Equity	691.4	686.5
Total Liabilities and Shareholders’ Equity	$1,135.3	$1,082.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2022	44,064,891	$847.0	$(123.1)	$(52.1)	$14.7	$686.5
Net income (loss)	—	—	14.4	—	—	14.4
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	2.6	—	—	—	2.6
Stock option activity	101,130	1.3	—	—	—	1.3
Purchase of treasury shares	(514,086)	—	—	(9.4)	—	(9.4)
Issuance of treasury shares	555,062	(11.4)	—	11.4	—	—
Shares surrendered for taxes	(176,720)	—	—	(3.4)	—	(3.4)
Balance As of March 31, 2023	44,030,277	$839.5	$(108.7)	$(53.5)	$14.1	$691.4

	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	46,268,855	$832.1	$(188.2)	$—	$20.7	$664.6
Net income (loss)	—	—	37.1	—	—	37.1
Other comprehensive income (loss)	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	298,648	2.1	—	—	—	2.1
Stock option activity	406,750	6.3	—	—	—	6.3
Purchase of treasury shares	(169,816)	—	—	(3.4)	—	(3.4)
Shares surrendered for taxes	(91,853)	(0.2)	—	(1.4)	—	(1.6)
Balance at March 31, 2022	46,712,584	$840.3	$(151.1)	$(4.8)	$18.8	$703.2

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$14.4	$37.1
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	14.5	14.6
Amortization of deferred financing fees	0.1	0.2
Loss on extinguishment of debt	11.4	17.0
Loss (gain) on sale or disposal of assets, net	0.1	0.1
Deferred income taxes	0.7	(0.1)
Stock-based compensation expense	2.6	2.1
Pension and postretirement (benefit) expense, net	3.8	(10.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(47.5)	(34.4)
Inventories, net	(52.0)	(19.0)
Accounts payable	63.7	28.3
Other accrued expenses	(12.8)	(20.1)
Pension and postretirement contributions and payments	(1.5)	(3.7)
Deferred charges and prepaid expenses	1.8	0.3
Other, net	10.5	1.6
Net Cash Provided (Used) by Operating Activities	9.8	13.3

Investing Activities
Capital expenditures	(10.6)	(6.5)
Proceeds from disposals of property, plant and equipment	1.5	—
Net Cash Provided (Used) by Investing Activities	(9.1)	(6.5)

Financing Activities
Purchase of treasury shares	(9.4)	(3.4)
Proceeds from exercise of stock options	1.3	6.3
Shares surrendered for employee taxes on stock compensation	(3.4)	(1.6)
Repayments on convertible notes	(18.7)	(26.8)
Net Cash Provided (Used) by Financing Activities	(30.2)	(25.5)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(29.5)	(18.7)
Cash, cash equivalents, and restricted cash at beginning of period	257.8	259.6
Cash, Cash Equivalents, and Restricted Cash at End of Period	$228.3	$240.9

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$227.4	$239.9
Restricted cash reported in other current assets	0.9	1.0
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$228.3	$240.9

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared by TimkenSteel Corporation (the “Company” or “TimkenSteel”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to TimkenSteel’s audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2022.

Certain items previously reported in specific financial statement captions have been reclassified to conform with current year presentation.

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any Accounting Standard Updates (“ASU”) in the first quarter of 2023. Additionally, there are no current ASUs issued, but not adopted, that are expected to have an impact on the Company.

Legislation related to the COVID-19 Pandemic

Due to a provision in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company was able to defer the employer share of Social Security payroll taxes for a specified time during 2020. During the year ended December 31, 2020, the Company deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets, to be paid in two equal installments. The first installment in the amount of $3.2 million was paid during the fourth quarter of 2021. The second installment was paid during the fourth quarter of 2022.

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

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Industrial	$143.7	$175.0
Mobile	127.8	144.1
Energy	46.2	25.0
Other (1)	5.8	7.9
Total Net Sales	$323.5	$352.0

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Bar	$218.1	$236.4
Tube	45.7	46.5
Manufactured components	53.9	61.2
Other (2)	5.8	7.9
Total Net Sales	$323.5	$352.0

(2) “Other” sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from any cash payments received in advance from customers and are included in other current liabilities on the Consolidated Balance Sheets. As of March 31, 2023, contract liabilities totaled $1.8 million and were less than $0.1 million as of March 31, 2022.

Note 4 - Restructuring Charges

The Company did not have restructuring charges for the three months ended March 31, 2023. Restructuring charges for the three months ended March 31, 2022 were $0.4 million related to severance and employee-related benefits as a result of organizational changes.

TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at March 31, 2023 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the three months ended March 31, 2023 and 2022:

Balance As of December 31, 2022	$0.5
Expenses	—
Payments	(0.2)
Balance As of March 31, 2023	$0.3

Balance at December 31, 2021	$4.7
Expenses	0.4
Payments	(1.0)
Balance at March 31, 2022	$4.1

Note 5 - Disposition of Non-Core Assets

TimkenSteel Material Services Facility

During the first quarter of 2020, management completed its previously announced plan to close the Company’s TimkenSteel Material Services (“TMS”) facility in Houston and began selling the assets at the facility.

Land and buildings of $4.3 million associated with TMS were classified as assets held for sale on the Consolidated Balance Sheets as of December 31, 2021. All of these assets were sold during the third quarter of 2022. Net cash proceeds of $2.8 million were received and a loss on sale of assets of $1.5 million was recognized on the Consolidated Statements of Operations during 2022.

Small-Diameter Seamless Mechanical Tubing Machinery and Equipment

In the third quarter of 2020, TimkenSteel informed customers that as of December 31, 2020 the Company would discontinue the commercial offering of specific small-diameter seamless mechanical tubing products.

In the fourth quarter of 2022, TimkenSteel entered into an agreement to sell the machinery and equipment used in the manufacturing of these specific products. Pursuant to this agreement, TimkenSteel received down payments in the amounts of $1.5 million and $1.7 million in the first quarter of 2023 and fourth quarter of 2022, respectively, which amounts are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2023. This first quarter of 2023 down payment was also classified as proceeds from disposals of property, plant, and equipment within the investing section of the Consolidated Statements of Cash Flows for the period ended March 31, 2023. The Company expects to receive the remaining $0.2 million in the second quarter of 2023, resulting in an expected gain on disposal of assets of $3.4 million, net of the broker commissions.

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Pension and postretirement non-service benefit (income) loss	$(1.2)	$(8.7)
Loss (gain) from remeasurement of benefit plans	2.2	$(6.5)
Insurance recoveries	(9.8)	—
Total other (income) expense, net	$(8.8)	$(15.2)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan"), the TimkenSteel Corporation Retirement Plan (“Salaried Plan”), and the Supplemental Pension Plan of TimkenSteel Corporation ("Supplemental Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2023 and is required to complete a full remeasurement of the plan each quarter for the remainder of 2023.

A loss of $2.2 million from the remeasurement of the Salaried Plan was recognized for the three months ended March 31, 2023. This loss was due to $4.6 million decrease in the liability driven by a decrease in the discount rate and lump sum basis losses, partially offset by $2.4 million of investment gains on plan assets.

A total gain of $6.5 million from the remeasurement of the Salaried Plan and Supplemental Plan was recognized in the first quarter of 2022. This gain was primarily driven by a $25.6 million decrease in the liability due to the change in discount rate during the first quarter of 2022, partially offset by $19.1 million of investment losses on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans.”

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the first quarter of 2023, TimkenSteel recognized an insurance recovery of $9.8 million related to the unplanned downtime, of which $0.8 million was received during the first quarter and $9.0 million was received in the second quarter of 2023. The Company anticipates additional insurance recoveries, although the timing and amount of potential recovery are uncertain at this time. For further information related to previous insurance recoveries, refer to "Note 7- Other (Income) Expense, net" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Note 7 - Income Tax Provision

TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2023	2022
Provision (benefit) for incomes taxes	$3.8	$0.9
Effective tax rate	21.0%	2.4%

Income tax expense for the three months ended March 31, 2023 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate of 21.0% for the three months ended March 31, 2023 was higher than the rate of 2.4% for the three months ended March 31, 2022, primarily related to higher federal taxes due to the reversal of the Company's full valuation allowance as of December 31, 2022, which offset the prior year utilization of loss carryforwards. Additionally, there are limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 3.5 million shares for the three months ended March 31, 2023. For the three months ended March 31, 2023, 0.5 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.0 million shares and 0.9 million shares assumed purchased with potential proceeds for the three months ended March 31, 2023, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022 as these shares would be dilutive.

In the first quarter of 2023, TimkenSteel repurchased $7.5 million of outstanding principal related to the Convertible Notes. The repurchase of the Convertible Notes reduced weighted average diluted shares outstanding by approximately 0.1 million shares in the first quarter of 2023. Refer to “Note 10 – Financing Arrangements” for additional information on the Convertible Notes.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss), basic	$14.4	$37.1
Add convertible notes interest	0.3	0.7
Net income (loss), diluted	$14.7	$37.8

Denominator:
Weighted average shares outstanding, basic	44.0	46.4
Dilutive effect of stock-based awards	2.1	2.2
Dilutive effect of convertible notes	2.6	5.2
Weighted average shares outstanding, diluted	48.7	53.8

Basic earnings (loss) per share	$0.33	$0.80
Diluted earnings (loss) per share	$0.30	$0.70

Note 9 - Inventories

The components of inventories, net of reserves as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Manufacturing supplies	$38.2	$36.9
Raw materials	31.2	23.9
Work in process	142.0	94.7
Finished products	34.0	37.4
Gross inventory	245.4	192.9
Allowance for inventory reserves	(0.7)	(0.5)
Total inventories, net	$244.7	$192.4

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes the current and non-current debt as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	13.1	20.4
Total debt	$13.1	$20.4
Less current portion of debt	13.1	20.4
Total non-current portion of debt	$—	$—

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

As of March 31, 2023, the amount available under the Amended Credit Agreement was $303.3 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the first quarter of 2023 and as such the notes can be converted at the option of the holders beginning April 1 through June 30, 2023. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of March 31, 2023. This criterion was also met as of December 31, 2022. To date, no holders have elected to convert their notes during any optional conversion periods.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

In the first quarter of 2023, TimkenSteel repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $18.7 million. A loss on extinguishment of debt was recognized of $11.4 million, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

In the first quarter of 2022, TimkenSteel repurchased a total of $10.0 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $26.8 million. A loss on extinguishment of debt was recognized of $17.0 million, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

The components of the Convertible Senior Notes due 2025 as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Principal	$13.3	$20.8
Less: Debt issuance costs, net of amortization	(0.2)	(0.4)
Convertible Senior Notes due 2025, net	$13.1	$20.4

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$0.3	$0.6
Amortization of debt issuance costs	—	0.1
Total	$0.3	$0.7

The total cash interest paid for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively.

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $34.2 million as of March 31, 2023. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of March 31, 2023.

Interest (Income) Expense, net

The following table provides the components of interest (income) expense, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Interest expense	$0.7	$1.3
Interest income	(2.2)	(0.1)
Interest (income) expense, net	$(1.5)	$1.2

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of March 31, 2023, the carrying value of the Company's money market investment was $94.1 million, which approximates the fair value. The Company had no cash invested in a money market fund as of March 31, 2022. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally as of March 31, 2023, the Company has $116.0 million of cash held in five accounts which generate interest income at a rate similar to the money market fund.

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

For the three months ended March 31, 2023, the Company repurchased approximately 0.5 million common shares at an aggregate cost of $9.4 million in the open market, which equates to an average repurchase price of $18.20 per share. As of March 31, 2023, the Company had a balance of $63.7 million remaining on its authorized share repurchase program. For the three months ended March 31, 2022, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $3.4 million in the open market, which equates to an average repurchase price of $20.27 per share.

In April 2023, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $3.0 million, which equates to an average repurchase price of $17.80 per share. As of April 30, 2023, the Company had $60.7 million remaining under its authorized share repurchase program.

Note 11 - Retirement and Postretirement Plans

Plan Amendments and Updates

Bargaining Plan

On October 29, 2021, the United Steelworkers ("USW") Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract is in effect until September 27, 2025 and resulted in several changes to the Bargaining Plan which increased the pension liability by $14.2 million in 2021. These plan amendments were recognized in other comprehensive income (loss) in 2021 and began to be amortized as part of the pension net periodic benefit cost in the first quarter of 2022. The primary change that drove the increase in the pension liability was the addition of a full lump sum form of payment option for participants commencing benefits on or after January 1, 2022. In addition, the plan is now closed to new entrants effective January 1, 2022.

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

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended March 31, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.4	$0.2	$—	$—	$—	$2.6	$0.2
Interest cost	6.5	1.7	0.2	0.5	—	8.9	1.2
Expected return on plan assets	(6.7)	(1.9)	—	(0.6)	—	(9.2)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	2.2	—	—	—	2.2	—
Net Periodic Benefit Cost (Income)	$2.5	$2.2	$0.2	$(0.1)	$—	$4.8	$(1.0)

The components of net periodic benefit cost (income) for the three months ended March 31, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$4.1	$0.1	$—	$—	$—	$4.2	$0.3
Interest cost	7.5	1.4	0.1	0.4	—	9.4	0.8
Expected return on plan assets	(14.4)	(1.5)	—	(0.9)	—	(16.8)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	(4.0)	(2.5)	—	—	(6.5)	—
Net Periodic Benefit Cost (Income)	$(2.5)	$(4.0)	$(2.4)	$(0.5)	$—	$(9.4)	$(1.3)

The Bargaining Plan, Salaried Plan, and Supplemental Plan each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. The Company's accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and intertest cost components.

In the first quarter of 2023, the cumulative cost of all lump sum payments during 2023 was projected to exceed the sum of the service and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2023 and is required to complete a full remeasurement of the plan each quarter for the remainder of 2023.

In the first quarter of 2022, the cumulative cost of all lump sum payments exceeded the sum of the service cost and interest cost components of net periodic pension cost for the Supplemental Plan. Additionally, the cumulative cost of all lump sum payments was projected to exceed the sum of the service and interest cost components of net periodic pension cost in 2022 for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Supplemental Plan and Salaried Plan during the first quarter of 2022.

Note 12 – Stock-Based Compensation

During the three months ended March 31, 2023, the Board of Directors granted 314,194 time-based restricted stock units and 211,639 performance-based restricted stock units, which relates to the annual grant to our employees. During the three months ended March 31, 2022, the Board of Directors granted 292,773 time-based restricted stock units and 178,467 performance-based restricted stock units, which relates to the annual grant to our employees.

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period. The fair value of the restricted stock units granted during the three months ended March 31, 2023 was $18.85 per share.

Performance-based restricted stock units issued in 2023 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the three months ended March 31, 2023 was $23.13 per share.

TimkenSteel recognized stock-based compensation expense of $2.6 million for the three months ended March 31, 2023, compared to $2.1 million for the three months ended March 31, 2022. Future stock-based compensation expense related to the unvested portion of all awards is approximately $20.0 million. The future expense is expected to be recognized over the remaining vesting periods through 2026.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance As of December 31, 2022	$(6.8)	$21.5	$14.7
Other comprehensive income (loss) before reclassifications, before income tax	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.2)	(1.2)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	1.2	1.2
Tax effect	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	(0.5)	(0.1)	(0.6)
Balance As of March 31, 2023	$(7.3)	$21.4	$14.1

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2021	$(5.1)	$25.8	$20.7
Other comprehensive income (loss) before reclassifications, before income tax	(0.8)	—	(0.8)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.2)	(1.2)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	0.1	0.1
Net current period other comprehensive income (loss), net of income taxes	(0.8)	(1.1)	(1.9)
Balance as of March 31, 2022	$(5.9)	$24.7	$18.8

The amount reclassified from accumulated other comprehensive income (loss) in the three months ended March 31, 2023 and 2022 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of March 31, 2023 and December 31, 2022, TimkenSteel had a $1.4 million and a $1.1 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

Business Overview

We manufacture alloy steel, as well as carbon and micro-alloy steel, using electric arc furnace ("EAF") technology. Our portfolio includes special bar quality (“SBQ”) bars, seamless mechanical tubing (“tubes”), manufactured components such as precision steel components, and billets. Additionally, we manage raw material recycling programs, which are used internally as a feeder system for our melt operations and allow us to sell scrap not used in our operations to third parties. Our products and services are used in a diverse range of demanding applications in the following market sectors: industrial equipment; mining; construction; rail; defense; heavy truck; agriculture; power generation; automotive; and oil and gas.

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

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the first quarter of 2023, TimkenSteel recognized an insurance recovery of $9.8 million related to the unplanned downtime, of which $0.8 million was received during the first quarter and $9.0 million was received in the second quarter of 2023. The Company anticipates additional insurance recoveries, although the timing and amount of potential recovery are uncertain at this time. Refer to “Note 6 - Other (Income) Expense, net” in the Notes to the Consolidated Financial Statements for additional information. For further information related to previous insurance recoveries, refer to "Note 7 - Other (Income) Expense, net" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The lead time for our products varies based on product type and specifications. As of the date of this filing, our order book is full for the second quarter and we are currently booking into the third quarter.

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

Our surcharge mechanisms are designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales. We present the raw material spread impact on gross profit for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 in the gross profit charts included within the results of operations section below.

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended March 31, 2023 and 2022.

Net Sales
$400
$300
$200
$100
$0
$ in Millions
$323.5
$352.0
2023
2022

Shipments (tons)
Tons in thousands
250
200
150
100
50
0
172.9
196.4
2023
2022

Net sales for the three months ended March 31, 2023 were $323.5 million, a decrease of $28.5 million, or 8%, compared with the three months ended March 31, 2022. The decrease in net sales was driven by lower volumes and surcharges, partially offset by favorable price/mix. The availability of finished goods inventory for shipment early in the first quarter of 2023 contributed to a decrease of $31.1 million in net sales and lower volumes of 23.5 thousand ship tons. Lower market prices for scrap drove the unfavorable surcharges of $25.8 million. Favorable price/mix of $28.4 million was primarily due to higher base prices across all end-market sectors. Excluding surcharges, net sales decreased $2.7 million or 1.1%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended March 31, 2023 and 2022.

Gross profit for the three months ended March 31, 2023 decreased $19.6 million, or 32.7% compared with the three months ended March 31, 2022. The decrease was driven by higher manufacturing costs, lower volume and unfavorable raw material spread, partially offset by favorable price/mix. Higher manufacturing costs were primarily due to decreased fixed cost leverage on lower production levels and higher plant spend. Raw material spread was unfavorable due to lower scrap prices. The decrease in volume was primarily due to lower industrial and mobile end-markets shipments, partially offset by higher energy end-market shipments. Favorable price/mix was due to higher base prices across all end-market sectors.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2023 and 2022.

SG&A expense for the three months ended March 31, 2023 increased by $2.5 million, or 13.5% compared with the three months ended March 31, 2022. This increase was driven by higher spend on professional services, primarily driven by the ongoing information technology transformation project.

Interest (Income) Expense, net

Net interest income for the three months ended March 31, 2023 was $1.5 million compared with net interest expense of $1.2 million for the three months ended March 31, 2022. The change from expense to income was due to interest earned on cash invested in a money market fund during the first quarter of 2023, as well as a reduction in average outstanding borrowings for the three months ended March 31, 2023 compared to the same period in 2022. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended March 31,
	2023	2022	$ Change
Pension and postretirement non-service benefit (income) loss	$(1.2)	$(8.7)	$7.5
Loss (gain) from remeasurement benefit plan	2.2	(6.5)	8.7
Insurance recoveries	(9.8)	—	(9.8)
Total other (income) expense, net	$(8.8)	$(15.2)	$6.4

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Bargaining Plan, Salaried Plan, and the Supplemental Plan have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2023 and is required to complete a full remeasurement of the plan each quarter for the remainder of 2023.

A loss of $2.2 million from the remeasurement of the Salaried Plan was recognized for the three months ended March 31, 2023. This loss was due to $4.6 million of liability losses driven by a decrease in the discount rates and lump sum basis losses, partially offset by $2.4 million of investment gains on plan assets.

A total gain of $6.5 million from the remeasurement of the Salaried Plan and Supplemental Plan was recognized in the first quarter of 2022. This gain was primarily driven by a $25.6 million decrease in the liability due to the change in discount rate during the first quarter of 2022, partially offset by $19.1 million of investment losses on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans.”

After remeasurement of certain pension plans during the first quarter of 2023, the aggregate net periodic pension expense for the remaining three quarters of 2023 is currently forecasted to be $7.5 million, resulting in total 2023 net periodic pension expense now estimated at $10.1 million, compared to the estimated net periodic pension expense at December 31, 2022 of $10.3 million. This estimate is based on an updated weighted average discount rate of 5.55% as of March 31, 2023 for all of the pension benefit plans, which reflects an updated discount rate for the plan that has been remeasured during the first quarter of 2023. Actual asset returns have been recognized for the plan that was remeasured during the first quarter of 2023. For more details on the pension plan remeasurements, refer to "Note 6 - Other (Income) Expense, net" and “Note 11 - Retirement and Postretirement Plans” in the Notes to the unaudited Consolidated Financial Statements. As of March 31, 2023, the weighted average expected return on assets remains at 7.13%, consistent with the December 31, 2022 assumption. Actual cost is dependent on various other factors related to the employees covered by these plans, as well as subsequent remeasurement of the pension plans at December 31, 2023.

Other postretirement benefit income for 2023 is still forecasted to be $4.0 million for the full year, which is unchanged from the December 31, 2022 forecast. This estimate is based on an unchanged weighted average discount rate of 5.70%, as well as an unchanged weighted average expected return on assets of 6.25%. Actual cost is dependent on various other factors related to the employees covered by these plans.

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the first quarter of 2023, TimkenSteel recognized an insurance recovery of $9.8 million related to the unplanned downtime, of which $0.8 million was received during the first quarter and $9.0 million was received in the second quarter of 2023. The Company anticipates additional insurance recoveries, although the timing and amount of potential recovery are uncertain at this time. Refer to “Note 6 - Other (Income) Expense, net” in the Notes to the Consolidated Financial Statements for additional information. For further information related to previous insurance recoveries, refer to "Note 7 - Other (Income) Expense, net" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Provision for Income Taxes

	Three Months Ended March 31,
	2023	2022	$ Change
Provision (benefit) for income taxes	$3.8	$0.9	$2.9
Effective tax rate	21.0%	2.4%	18.6%

The provision for income taxes for the quarter ended March 31, 2023 was $3.8 million compared to a provision for income taxes of $0.9 million in 2022. The change from the prior year is primarily related to higher federal taxes due to the reversal of the Company's full valuation allowance as of December 31, 2022, which offset the prior year utilization of loss carryforwards. Additionally, there are limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025.

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

(dollars in millions, tons in thousands)
	Three Months Ended March 31, 2023
	Industrial	Mobile	Energy	Other	Total
Tons	72.2	80.4	20.3	—	172.9

Net Sales	$143.7	$127.8	$46.2	$5.8	$323.5
Less: Surcharges	38.0	31.7	13.1	—	82.8
Base Sales	$105.7	$96.1	$33.1	$5.8	$240.7

Net Sales / Ton	$1,990	$1,590	$2,276	$—	$1,871
Surcharges / Ton	$526	$394	$645	$—	$479
Base Sales / Ton	$1,464	$1,196	$1,631	$—	$1,392

	Three Months Ended March 31, 2022
	Industrial	Mobile	Energy	Other	Total
Tons	94.9	88.9	12.6	—	196.4

Net Sales	$175.0	$144.1	$25.0	$7.9	$352.0
Less: Surcharges	54.9	45.7	8.0	—	108.6
Base Sales	$120.1	$98.4	$17.0	$7.9	$243.4

Net Sales / Ton	$1,844	$1,621	$1,984	$—	$1,792
Surcharges / Ton	$578	$514	$635	$—	$553
Base Sales / Ton	$1,266	$1,107	$1,349	$—	$1,239

Liquidity and Capital Resources

Amended Credit Agreement

On September 30, 2022, TimkenSteel Corporation (the “Company”), as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into a Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s existing secured Third Amended and Restated Credit Agreement, dated as of October 15, 2019.

The Amended Credit Agreement extended the maturity date of the asset-based revolving credit facility (the “Credit Facility”) from October 2024 to September 2027. Following the amendment, Credit Facility capacity remained at $400.0 million. Pursuant to the terms of the Amended Credit Agreement, the interest rate to be paid on any borrowings under the Credit Facility is now based on a two-tiered schedule rather than a three-tiered schedule with applicable rates decreasing by 25 basis points, references to LIBOR rates were updated with references to SOFR rates, the advance rate on investment-grade eligible accounts receivable was increased from 85% to 90%, and there was an improvement in the springing fixed charge coverage ratio from 1.1x to 1.0x. The Credit Facility remains undrawn at this time.

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the first quarter of 2023 and as such the notes can be converted at the option of the holders beginning April 1 through June 30, 2023. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

In the first quarter of 2023, TimkenSteel repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $18.7 million. A loss on extinguishment of debt was recognized of $11.4 million, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

In the first quarter of 2022, TimkenSteel repurchased a total of $10.0 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $26.8 million. A loss on extinguishment of debt was recognized in the first quarter of 2022 in the amount of $17.0 million, which included a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. In the first half of 2022, TimkenSteel repurchased a total of $25.2 million aggregate principal amount of its Convertible Senior Notes Due 2025. There were no repurchases related to the Convertible Notes during the second half of 2022. Total cash paid to noteholders was $67.6 million and a loss on extinguishment of debt was recognized of $43.0 million, including a charge of $0.6 million for unamortized debt issuance costs related to the portion of debt extinguished as well as the related transaction costs. For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$227.4	$257.2

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(91.4)	(161.2)
Availability	308.6	238.8
Amount borrowed	—	—
Letter of credit obligations	(5.3)	(5.3)
Availability not borrowed	$303.3	$233.5

Total liquidity	$530.7	$490.7

(1) As of March 31, 2023, and December 31, 2022, TimkenSteel had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of March 31, 2023, taking into account our view of industrial, mobile, and energy market demand for our products, and our 2023 operating and long-range plan, we believe that our cash balance as of March 31, 2023, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

We continue to evaluate the best use of our liquidity which would allow us to invest in profitable growth, maintain a strong balance sheet, and return capital to shareholders. We expect capital expenditures to be approximately $45 million in 2023.

In the first quarter of 2023, TimkenSteel repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating interest savings of $0.1 million, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2023 by 0.7 million shares and, on a go-forward basis reduced diluted shares outstanding by 1.0 million shares.

During the first half of 2022, we privately negotiated early repurchases of $25.2 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating $1.5 million of annual interest savings, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2022 by 2.3 million shares and, on a go-forward basis, reduced diluted shares outstanding by 3.2 million shares.

For the three months ended March 31, 2023, the Company repurchased approximately 0.5 million common shares in the open market at an aggregate cost of $9.4 million, which equates to an average repurchase price of $18.20 per share. As of March 31, 2023, the Company had a balance of $63.7 million remaining under its share repurchase program.

In April 2023, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $3.0 million, which equates to an average repurchase price of $17.80 per share. As of April 30, 2023, the Company had $60.7 million remaining under its authorized share repurchase program.

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

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2023 and 2022. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Three Months Ended March 31,
	2023	2022
Net cash provided (used) by operating activities	$9.8	$13.3
Net cash provided (used) by investing activities	(9.1)	(6.5)
Net cash provided (used) by financing activities	(30.2)	(25.5)
Increase (Decrease) in Cash and Cash Equivalents	$(29.5)	$(18.7)

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $9.8 million compared to net cash provided of $13.3 million for the three months ended March 31, 2022. The change was primarily driven by lower profitability, an increased use of cash for working capital, and insurance recoveries, during the first quarter of 2023 compared to the first quarter of 2022.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2023 was $9.1 million compared to net cash used of $6.5 million for the three months ended March 31, 2022. The change was due to higher capital expenditures in the first quarter of 2023 compared to the first quarter of 2022.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2023 was $30.2 million compared to net cash used of $25.5 million for the three months ended March 31, 2022. The change was due to a higher level of common share repurchase activity under the share repurchase program and lower proceeds from the exercise of stock options in the first quarter of 2023 compared to the first quarter of 2022. This is partially offset by lower repurchases of Convertible Senior Notes, compared to the first quarter of 2022. Refer to “Note 10 - Financing Arrangements” for more detail related to the Convertible Senior Notes due in 2025 and the share repurchase program.

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
•
the consistency of melt production to meet forecasted demand levels following unplanned downtime in the second half of 2022;
•
additional amounts, if any, that the company is able to obtain from its business interruption insurance in connection with the unplanned downtime;
•
the impacts from any repurchases of our common shares and convertible notes, including the timing and amount of any repurchases; and
•
those items identified under the caption Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2023, we have $13.1 million of aggregate debt outstanding. None of our outstanding debt as of March 31, 2023 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended March 31, 2023.

(Dollars in millions, except shares and per share data)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
Beginning shares available				$73.0
January, 2023	157,986	$18.93	157,986	$70.0
February, 2023	83,140	$19.60	83,140	$68.4
March, 2023	272,960	$17.36	272,960	$63.7
Quarter-to-date	514,086	$18.20	514,086	$63.7

(1) The Company may utilize various methods to repurchase shares, which could include open market repurchases, including repurchases through Rule 10b5-1 plans, privately-negotiated transactions or by other means. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the price of the Company's shares, general market and economic conditions, capital needs and other factors.

(2) On December 20, 2021, TimkenSteel announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. On November 2, 2022, the Board of Directors authorized an additional $75.0 million share repurchase program. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and does not have an expiration date.

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

TIMKENSTEEL CORPORATION

Date:	May 4, 2023	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)