Form 10-Q
period 2023-06-30
TimkenSteel Corp
filed 2023-08-03
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Shares, without par value	43,454,862

3

TimkenSteel Corporation

Part I. Financial Information

Item 1. Financial Statements

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions, except per share data)
Net sales	$356.6	$415.7	$680.1	$767.7
Cost of products sold	302.9	334.3	586.0	626.3
Gross Profit	53.7	81.4	94.1	141.4

Selling, general and administrative expenses	20.4	21.7	41.4	40.2
Restructuring charges	—	0.4	—	0.8
Loss (gain) on sale or disposal of assets, net	(2.6)	0.5	(2.5)	0.6
Interest (income) expense, net	(1.7)	0.6	(3.2)	1.8
Loss on extinguishment of debt	—	26.0	11.4	43.0
Other (income) expense, net	(2.3)	(43.8)	(11.1)	(59.0)
Income (Loss) Before Income Taxes	39.9	76.0	58.1	114.0
Provision (benefit) for income taxes	11.0	1.5	14.8	2.4
Net Income (Loss)	$28.9	$74.5	$43.3	$111.6

Per Share Data:
Basic earnings (loss) per share	$0.66	$1.60	$0.99	$2.40
Diluted earnings (loss) per share	$0.62	$1.42	$0.92	$2.12

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income (loss)	$28.9	$74.5	$43.3	$111.6

Other comprehensive income (loss), net of benefit (provision) for income taxes of $(0.1) million and $0.3 million for the three months ended June 30, 2023 and 2022, and $(0.2) million and $0.4 million for the six months ended June 30, 2023 and 2022

Foreign currency translation adjustments	0.7	(2.3)	0.2	(3.1)
Pension and postretirement liability adjustments	(1.3)	(0.8)	(1.4)	(1.9)
Other comprehensive income (loss), net of tax	(0.6)	(3.1)	(1.2)	(5.0)
Comprehensive Income (Loss), net of tax	$28.3	$71.4	$42.1	$106.6

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$221.9	$257.2
Accounts receivable, net of allowances (2023 - $1.9 million; 2022 - $1.0 million)	133.3	79.4
Inventories, net	266.0	192.4
Deferred charges and prepaid expenses	3.2	6.4
Other current assets	2.3	21.2
Total Current Assets	626.7	556.6

Property, plant and equipment, net	485.3	486.1
Operating lease right-of-use assets	11.6	12.5
Pension assets	18.7	19.4
Intangible assets, net	3.9	5.0
Other non-current assets	2.3	2.4
Total Assets	$1,148.5	$1,082.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$164.6	$113.2
Salaries, wages and benefits	20.5	21.2
Accrued pension and postretirement costs	2.0	2.0
Current operating lease liabilities	5.8	6.0
Current convertible notes, net	13.1	20.4
Other current liabilities	13.8	23.9
Total Current Liabilities	219.8	186.7

Credit Agreement	—	—
Non-current operating lease liabilities	5.8	6.5
Accrued pension and postretirement costs	168.1	162.9
Deferred income taxes	26.7	25.9
Other non-current liabilities	16.3	13.5
Total Liabilities	436.7	395.5

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2023 - 47.1 million shares and 2022 - 47.1 million shares	—	—
Additional paid-in capital	841.2	847.0
Retained deficit	(79.8)	(123.1)
Treasury shares - 2023 - 3.6 million; 2022 - 3.0 million	(63.1)	(52.1)
Accumulated other comprehensive income (loss)	13.5	14.7
Total Shareholders’ Equity	711.8	686.5
Total Liabilities and Shareholders’ Equity	$1,148.5	$1,082.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2022	44,064,891	$847.0	$(123.1)	$(52.1)	$14.7	$686.5
Net income (loss)	—	—	14.4	—	—	14.4
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	2.6	—	—	—	2.6
Stock option activity	101,130	1.3	—	—	—	1.3
Purchase of treasury shares	(514,086)	—	—	(9.4)	—	(9.4)
Issuance of treasury shares	555,062	(11.4)	—	11.4	—	—
Shares surrendered for taxes	(176,720)	—	—	(3.4)	—	(3.4)
Balance As of March 31, 2023	44,030,277	$839.5	$(108.7)	$(53.5)	$14.1	$691.4
Net income (loss)	—	—	28.9	—	—	28.9
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	2.9	—	—	—	2.9
Stock option activity	76,030	0.6	—	—	—	0.6
Purchase of treasury shares	(650,271)	—	—	(11.4)	—	(11.4)
Issuance of treasury shares	29,356	(1.8)	—	1.8	—	—
Balance at June 30, 2023	43,485,392	$841.2	$(79.8)	$(63.1)	$13.5	$711.8

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	46,268,855	$832.1	$(188.2)	$—	$20.7	$664.6
Net income (loss)	—	—	37.1	—	—	37.1
Other comprehensive income (loss)	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	298,648	2.1	—	—	—	2.1
Stock option activity	406,750	6.3	—	—	—	6.3
Purchase of treasury shares	(169,816)	—	—	(3.4)	—	(3.4)
Shares surrendered for taxes	(91,853)	(0.2)	—	(1.4)	—	(1.6)
Balance at March 31, 2022	46,712,584	$840.3	$(151.1)	$(4.8)	$18.8	$703.2
Net income (loss)	—	—	74.5	—	—	74.5
Other comprehensive income (loss)	—	—	—	—	(3.1)	(3.1)
Stock-based compensation expense	44,157	2.2	—	—	—	2.2
Stock option activity	92,290	1.5	—	—	—	1.5
Purchase of treasury shares	(437,638)	—	—	(9.3)	—	(9.3)
Issuance of treasury shares	2,285	(0.1)	—	0.1	—	—
Shares surrendered for taxes	(2,285)	—	—	(0.1)	—	(0.1)
Balance at June 30, 2022	46,411,393	$843.9	$(76.6)	$(14.1)	$15.7	$768.9

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$43.3	$111.6
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	28.8	29.3
Amortization of deferred financing fees	0.3	0.4
Loss on extinguishment of debt	11.4	43.0
Loss (gain) on sale or disposal of assets, net	(2.5)	0.6
Deferred income taxes	0.7	(0.2)
Stock-based compensation expense	5.5	4.3
Pension and postretirement (benefit) expense, net	5.8	(49.8)
Changes in operating assets and liabilities:
Accounts receivable, net	(53.5)	(59.4)
Inventories, net	(73.0)	(50.8)
Accounts payable	49.0	47.0
Other accrued expenses	(13.0)	(10.5)
Pension and postretirement contributions and payments	(1.9)	(4.0)
Deferred charges and prepaid expenses	3.2	0.5
Other, net	19.0	2.0
Net Cash Provided (Used) by Operating Activities	23.1	64.0

Investing Activities
Capital expenditures	(18.7)	(10.0)
Proceeds from disposals of property, plant and equipment	1.7	0.1
Net Cash Provided (Used) by Investing Activities	(17.0)	(9.9)

Financing Activities
Purchase of treasury shares	(20.8)	(12.7)
Proceeds from exercise of stock options	1.8	7.8
Shares surrendered for employee taxes on stock compensation	(3.4)	(1.7)
Repayments on convertible notes	(18.7)	(67.6)
Net Cash Provided (Used) by Financing Activities	(41.1)	(74.2)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(35.0)	(20.1)
Cash, cash equivalents, and restricted cash at beginning of period	257.8	259.6
Cash, Cash Equivalents, and Restricted Cash at End of Period	$222.8	$239.5

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$221.9	$238.5
Restricted cash reported in other current assets	0.9	1.0
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$222.8	$239.5

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

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any Accounting Standard Updates (“ASU”) in the second quarter of 2023. Additionally, there are no current ASUs issued, but not adopted, that are expected to have an impact on the Company.

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

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes. The Company qualified for the tax credit in the second and third quarters of 2020 and accrued a benefit of $2.3 million in the fourth quarter of 2020 related to the Employee Retention Credit in other (income) expense, net on the Consolidated Statements of Operations. The Company filed for this credit in the second quarter of 2021 and received a portion of the proceeds from the Internal Revenue Service in the amount of $0.5 million during the fourth quarter of 2021. The Company received the remaining $1.8 million of cash proceeds in the first quarter of 2022.

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Industrial	$168.8	$208.2	$312.5	$383.2
Mobile	136.9	152.9	264.7	297.0
Energy	45.9	46.3	92.1	71.3
Other (1)	5.0	8.3	10.8	16.2
Total Net Sales	$356.6	$415.7	$680.1	$767.7

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Bar	$253.8	$295.2	$471.9	$531.6
Tube	38.5	52.8	84.2	99.3
Manufactured components	59.3	59.4	113.2	120.6
Other (2)	5.0	8.3	10.8	16.2
Total Net Sales	$356.6	$415.7	$680.1	$767.7

(2) “Other” sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from any cash payments received in advance from customers and are included in other current liabilities on the Consolidated Balance Sheets. As of June 30, 2023, contract liabilities totaled $2.0 million and were $1.7 million as of June 30, 2022.

Note 4 - Restructuring Charges

The Company did not have restructuring charges for the three and six months ended June 30, 2023. Restructuring charges for the three and six months ended June 30, 2022 were $0.4 million and $0.8 million, respectively, related to severance and employee-related benefits as a result of organizational changes.

TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at June 30, 2023 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the six months ended June 30, 2023 and 2022:

Balance at December 31, 2022	$0.5
Expenses	—
Payments	(0.4)
Balance at June 30, 2023	$0.1

Balance at December 31, 2021	$4.7
Expenses	0.8
Payments	(3.6)
Balance at June 30, 2022	$1.9

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

In the fourth quarter of 2022, TimkenSteel entered into an agreement to sell the machinery and equipment used in the manufacturing of these specific products. TimkenSteel received down payments totaling $3.4 million, with $1.7 million received in 2022 and the remaining $1.7 million received in 2023. The final payment resulted in a gain on disposal of assets of $3.4 million. The gain, which has been recognized in the Consolidated Statement of Operations, was partially offset by asset write downs in the second quarter of 2023.

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pension and postretirement non-service benefit (income) loss	$(1.3)	$(8.1)	$(2.5)	$(16.8)
Loss (gain) from remeasurement of benefit plans	0.5	(35.5)	2.7	(42.0)
Foreign currency exchange (gain) loss	(0.1)	(0.1)	(0.1)	(0.1)
Miscellaneous (income) expense	0.1	(0.1)	0.1	(0.1)
Insurance recoveries	(1.5)	—	(11.3)	—
Total other (income) expense, net	$(2.3)	$(43.8)	$(11.1)	$(59.0)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan"), the TimkenSteel Corporation Retirement Plan (“Salaried Plan”), and the Supplemental Pension Plan of TimkenSteel Corporation ("Supplemental Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service costs and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first and second quarters of 2023 and is required to complete a full remeasurement of the plan each quarter for the remainder of 2023.

A loss of $0.5 million and $2.7 million from the remeasurement of the Salaried Plan was recognized for the three and six months ended June 30, 2023, respectively. For the three months ended June 30, 2023, the loss was primarily due to $2.6 million of investment losses on plan assets, partially offset by a $2.1 million decrease in the liability driven by an increase in the discount rate. For the six months ended June 30, 2023, the loss was primarily due to an increase in the liability driven by changes in the discount rate and lump sum basis losses.

A total gain of $35.5 million and $42.0 million from the remeasurement of certain benefit plans was recognized for the three and six months ended June 30, 2022, respectively. This gain was primarily due to a $205.5 million and $231.1 million decrease in the liability due to the increase in discount rates during the three and six months ended June 30, 2022, respectively. This was partially offset by losses of $170.0 million and $189.1 million for the three and six months ended June 30, 2022, respectively, primarily driven by investment losses on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans.”

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. TimkenSteel recognized insurance recoveries of $11.3 million related to the unplanned downtime in the first half of 2023, of which $9.8 million was recorded during the first quarter and $1.5 million was recorded in the second quarter. Additional amounts, if any, and timing of potential recoveries are uncertain at this time. For further information related to previous insurance recoveries, refer to "Note 7 - Other (Income) Expense, net" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Note 7 - Income Tax Provision

TimkenSteel’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision (benefit) for incomes taxes	$11.0	$1.5	$14.8	$2.4
Effective tax rate	27.4%	2.0%	25.4%	2.1%

Income tax expense for the three months ended June 30, 2023 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the three and six months ended June 30, 2023 was 27.4% and 25.4%, respectively, compared to a rate of 2.0% and 2.1% for the prior year. The change was primarily related to higher federal and state taxes due to the reversal of the Company's full valuation allowance as of December 31, 2022, which offset the prior year utilization of loss carryforwards. Additionally, there are limitations on the tax deductibility of the first quarter of 2023 loss on extinguishment of debt on the Convertible Senior Notes due 2025.

For the six months ended June 30, 2023, TimkenSteel made $2.7 million in state and local tax payments, $9.5 million in U.S. federal payments, and $0.9 million in foreign tax payments. For the six months ended June 30, 2022, TimkenSteel made $1.5 million in state and local tax payments, $1.0 million in U.S. federal payments, and $0.1 million in foreign tax payments.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 3.3 million shares and 3.4 million shares for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, 0.5 million shares and 0.7 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.8 million shares and 2.7 million shares assumed issued and the 1.0 million shares and 0.8 million shares assumed purchased with potential proceeds for the three and six months ended June 30, 2023, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 as these shares would be dilutive.

In the first half of 2023, TimkenSteel repurchased $7.5 million of outstanding principal related to the Convertible Notes. There were no repurchases related to the Convertible Notes during the second quarter of 2023. These repurchases of Convertible Notes reduced weighted average diluted shares outstanding by approximately 1.0 million shares and 0.5 million shares for the three and six months ended June 30, 2023. Refer to “Note 10 – Financing Arrangements” for additional information on the Convertible Notes.

For the three and six months ended June 30, 2022, TimkenSteel repurchased $15.2 million and $25.2 million, respectively, of outstanding principal related to the Convertible Notes. These repurchases of Convertible Notes reduced weighted average diluted shares outstanding by approximately 1.9 million shares and 1.3 million shares for the three and six months ended June 30, 2023. Refer to “Note 10 – Financing Arrangements” for additional information on the Convertible Notes.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss), basic	$28.9	$74.5	$43.4	$111.6
Add convertible notes interest	0.2	0.5	0.6	1.2
Net income (loss), diluted	$29.1	$75.0	$44.0	$112.8

Denominator:
Weighted average shares outstanding, basic	43.8	46.6	43.8	46.5
Dilutive effect of stock-based awards	1.8	2.2	1.9	2.2
Dilutive effect of convertible notes	1.7	4.0	2.1	4.6
Weighted average shares outstanding, diluted	47.3	52.8	47.8	53.3

Basic earnings (loss) per share	$0.66	$1.60	$0.99	$2.40
Diluted earnings (loss) per share	$0.62	$1.42	$0.92	$2.12

Note 9 - Inventories

The components of inventories, net of reserves as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Manufacturing supplies	$45.3	$36.9
Raw materials	24.5	23.9
Work in process	157.9	94.7
Finished products	39.1	37.4
Gross inventory	266.8	192.9
Allowance for inventory reserves	(0.8)	(0.5)
Total inventories, net	$266.0	$192.4

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes the current and non-current debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	13.1	20.4
Total debt	$13.1	$20.4
Less current portion of debt	13.1	20.4
Total non-current portion of debt	$—	$—

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

As of June 30, 2023, the amount available under the Amended Credit Agreement was $308.0 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the second quarter of 2023 and as such the notes can be converted at the option of the holders beginning July 1 through September 30, 2023. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of June 30, 2023. This criterion was also met as of December 31, 2022. To date, no holders have elected to convert their notes during any optional conversion periods.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

In the first half of 2023, TimkenSteel repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes due 2025. Total cash paid to noteholders was $18.7 million. A loss on extinguishment of debt was recognized of $11.4 million, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The components of the Convertible Senior Notes due 2025 as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Principal	$13.3	$20.8
Less: Debt issuance costs, net of amortization	(0.2)	(0.4)
Convertible Senior Notes due 2025, net	$13.1	$20.4

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$0.2	$0.5	$0.5	$1.1
Amortization of debt issuance costs	—	—	0.1	0.1
Total	$0.2	$0.5	$0.6	$1.2

The total cash interest paid for the six months ended June 30, 2023 and 2022 was $1.1 million and $1.9 million, respectively.

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $38.3 million and $53.4 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of June 30, 2023 and December 31, 2022.

Interest (Income) Expense, net

The following table provides the components of interest expense, net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$0.6	$0.9	$1.3	$2.1
Interest income	(2.3)	(0.3)	(4.5)	(0.3)
Interest (income) expense, net	$(1.7)	$0.6	$(3.2)	$1.8

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. The carrying value, which approximates the fair value, of the Company’s money market investment was $78.2 million as of June 30, 2023. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally as of June 30, 2023, the Company has $117.2 million of cash held in five accounts which generate interest income at a rate similar to the money market fund.

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

For the three months ended June 30, 2023, the Company repurchased approximately 0.7 million common shares in the open market at an aggregate cost of $11.4 million, which equates to an average repurchase price of $17.66 per share. For the six months ended June 30, 2023, the Company repurchased approximately 1.2 million common shares in the open market at an aggregate cost of $20.8 million, which equates to an average repurchase price of $17.90 per share. As of June 30, 2023, the Company had a balance of $52.2 million remaining on its authorized share repurchase program.

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

In July 2023, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $3.0 million, which equates to an average repurchase price of $22.22 per share. As of July 31, 2023, the Company had a balance of $49.2 million remaining under its authorized share repurchase program.

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

The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions. Based on the results of the January 1, 2023 actuarial funding valuation, the company estimates required Bargaining Plan contributions of approximately $40 million in 2024. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

Salaried Plan

During the fourth quarter of 2021, termination of the Salaried Plan was approved by the TimkenSteel Board of Directors. Participants were notified in January 2022 and the plan was terminated effective March 31, 2022, subject to regulatory approval. The purchase of an irrevocable annuity contract from an insurance company is expected to occur in 2024, after which time the insurance company selected will be responsible for all participant benefit payments.

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended June 30, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.4	$0.2	$—	$—	$—	$2.6	$0.2
Interest cost	6.5	1.6	0.2	0.5	—	8.8	1.2
Expected return on plan assets	(6.7)	(1.9)	—	(0.6)	—	(9.2)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	0.5	—	—	—	0.5	—
Net Periodic Benefit Cost (Income)	$2.5	$0.4	$0.2	$(0.1)	$—	$3.0	$(1.0)

The components of net periodic benefit cost (income) for the three months ended June 30, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$4.1	$0.1	$—	$—	$—	$4.2	$0.3
Interest cost	7.5	1.6	0.2	0.4	—	9.7	0.9
Expected return on plan assets	(14.4)	(1.3)	—	(0.9)	—	(16.6)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	(44.8)	9.3	—	—	—	(35.5)	—
Net Periodic Benefit Cost (Income)	$(47.3)	$9.7	$0.2	$(0.5)	$—	$(37.9)	$(1.2)

The components of net periodic benefit cost (income) for the six months ended June 30, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$4.8	$0.4	$—	$—	$—	$5.2	$0.4
Interest cost	13.0	3.3	0.4	1.0	—	17.7	2.4
Expected return on plan assets	(13.4)	(3.8)	—	(1.2)	—	(18.4)	(1.8)
Amortization of prior service cost	0.6	—	—	—	—	0.6	(3.0)
Net remeasurement losses (gains)	—	2.7	—	—	—	2.7	—
Net Periodic Benefit Cost (Income)	$5.0	$2.6	$0.4	$(0.2)	$—	$7.8	$(2.0)

The components of net periodic benefit cost (income) for the six months ended June 30, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$8.2	$0.2	$—	$—	$—	$8.4	$0.6
Interest cost	15.0	3.0	0.3	0.8	—	19.1	1.7
Expected return on plan assets	(28.8)	(2.8)	—	(1.8)	—	(33.4)	(1.8)
Amortization of prior service cost	0.6	—	—	—	—	0.6	(3.0)
Net remeasurement losses (gains)	(44.8)	5.3	(2.5)	—	—	(42.0)	—
Net Periodic Benefit Cost (Income)	$(49.8)	$5.7	$(2.2)	$(1.0)	$—	$(47.3)	$(2.5)

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

In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first and second quarter of 2023 and is required to complete a full remeasurement of the plan each quarter for the remainder of 2023.

During the first quarter of 2022, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Supplemental Plan. No remeasurement was made in the second quarter 2022 related to the Supplemental Plan, as no further lump sum payments were made. The Salaried Plan's pension obligations and plan assets were remeasured during each quarter of 2022. We also completed a full remeasurement of the Bargaining Plan's pension obligations and plan assets during the second quarter of 2022.

Note 12 – Stock-Based Compensation

During the six months ended June 30, 2023 the Board of Directors granted 378,319 time-based restricted stock units and 211,639 performance-based restricted stock units, which relates to the annual grant to our employees and Board of Directors. During the six months ended June 30, 2022, the Board of Directors granted 339,453 time-based restricted stock units and 178,467 performance-based restricted stock units, which relates to the annual grant to our employees and Board of Directors.

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that should occur during the vesting period. The weighted average fair value of the restricted stock units granted during the six months ended June 30, 2023 was $18.45 per share.

Performance-based restricted stock units issued in 2023 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the six months ended June 30, 2023 was $23.13 per share.

TimkenSteel recognized stock-based compensation expense of $2.9 million and $5.5 million for the three and six months ended June 30, 2023, compared to $2.2 million and $4.3 million for the three and six months ended June 30, 2022. Future stock-based compensation expense related to the unvested portion of all awards is approximately $18.1 million. The future expense is expected to be recognized over the remaining vesting periods through 2026.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and 2022 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2022	$(6.8)	$21.5	$14.7
Other comprehensive income (loss) before reclassifications, before income tax	0.2	—	0.2
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.4)	(2.4)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	1.2	1.2
Tax effect	—	(0.2)	(0.2)
Net current period other comprehensive income (loss), net of income taxes	0.2	(1.4)	(1.2)
Balance as of June 30, 2023	$(6.6)	$20.1	$13.5

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2021	$(5.1)	$25.8	$20.7
Other comprehensive income (loss) before reclassifications, before income tax	(3.1)	—	(3.1)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.3)	(2.3)
Tax effect	—	0.4	0.4
Net current period other comprehensive income (loss), net of income taxes	(3.1)	(1.9)	(5.0)
Balance as of June 30, 2022	$(8.2)	$23.9	$15.7

The amount reclassified from accumulated other comprehensive income (loss) in the six months ended June 30, 2023 and 2022 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of June 30, 2023 and December 31, 2022, TimkenSteel had a $1.1 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

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

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. TimkenSteel recognized insurance recoveries of $11.3 million related to the unplanned downtime in the first half of 2023, of which $9.8 million was recorded during the first quarter and $1.5 million was recorded in the second quarter. Additional amounts, if any, and timing of potential recoveries are uncertain at this time. Refer to “Note 6 - Other (Income) Expense, net” in the Notes to the Consolidated Financial Statements for additional information. For further information related to previous insurance recoveries, refer to "Note 7 - Other (Income) Expense, net" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The lead time for our products varies based on product type and specifications. As of the date of this filing, our order book is full through the third quarter and we are currently booking into the fourth quarter.

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

Our surcharge mechanisms are designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales. We present the raw material spread impact on gross profit for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 in the gross profit charts included within the results of operations section below.

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended June 30, 2023 and 2022.

Net Sales
$500
$400
$300
$200
$100
$0
$ in Millions
$356.6
$415.7
2023
2022

Shipments (tons)
Tons in thousands
250
200
150
100
50
0
177.5
208.9
2023
2022

Net sales for the three months ended June 30, 2023 were $356.6 million, a decrease of $59.1 million, or 14.2% compared with the three months ended June 30, 2022. The decrease in net sales was driven by lower surcharges and volumes, partially offset by favorable price/mix. Lower market prices for scrap drove the unfavorable surcharges of $48.1 million. The availability of finished goods inventory for shipment contributed to a decrease of $43.6 million in net sales and lower volumes of 31.4 thousand ship tons. Favorable price/mix of $32.6 million was primarily due to higher base prices across all end-market sectors. Excluding surcharges, net sales decreased $11.0 million or 4.2%.

The charts below present net sales and shipments for the six months ended June 30, 2023 and 2022.

Net Sales
$ in Millions
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$680.1
$767.7
2023
2022

Shipments (tons)
Tons in thousands
500
450
400
350
300
250
200
150
100
50
0
350.4
405.3
2023
2022

Net sales for the six months ended June 30, 2023 were $680.1 million, a decrease of $87.6 million, or 11.4% compared with the six months ended June 30, 2022. The decrease in net sales was driven by lower volumes and surcharges, partially offset by favorable price/mix. The availability of finished goods inventory for shipment contributed to a decrease of $74.8 million in net sales and lower volumes of 54.9 thousand ship tons. Lower market prices for scrap drove the unfavorable surcharges of $73.9 million, partially offset by higher alloy per ton.

Favorable price/mix of $61.1 million was primarily due to higher base prices across all end-market sectors. Excluding surcharges, net sales decreased $13.7 million or 2.7%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended June 30, 2023 to June 30, 2022.

Gross profit for the three months ended June 30, 2023 decreased $27.7 million, or 34.0% compared with the three months ended June 30, 2022. The decrease was driven by higher manufacturing costs, unfavorable raw material spread and lower volume, partially offset by favorable price/mix. Higher manufacturing costs were primarily due to decreased fixed cost leverage on lower production levels and higher plant spend. Raw material spread was unfavorable due to lower scrap prices, partially offset by higher alloy prices. All end-market sectors were unfavorably impacted by lower volume, partially offset by favorable price/mix.

The chart below presents the drivers of the gross profit variance from the six months ended June 30, 2023 to June 30, 2022.

Gross profit for the six months ended June 30, 2023 decreased $47.3 million, or 33.5% compared with the six months ended June 30, 2022. The decrease was driven by higher manufacturing costs, unfavorable raw material spread and lower volume, partially offset by favorable price/mix. Decreased fixed cost leverage on lower production levels and higher plant spend resulted in unfavorable manufacturing costs. Raw material spread was unfavorable due to lower scrap prices, partially offset by higher alloy prices. The industrial and mobile end-market sectors were unfavorably impacted by lower volume, partially offset by favorable price/mix.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and six months ended June 30, 2023 and 2022.

SG&A expense for the three months ended June 30, 2023 decreased by $1.3 million, or 6% compared with the three months ended June 30, 2022. This decrease was primarily due to lower variable pay, partially offset by higher stock-based compensation and professional services, primarily driven by the ongoing information technology transformation project.

SG&A expense for the six months ended June 30, 2023 increased by $1.2 million, or 3% compared with the six months ended June 30, 2022. This increase was primarily due to higher stock-based compensation and professional services, primarily driven by the ongoing information technology transformation project, partially offset by lower variable pay.

Interest (Income) Expense, net

Net interest income for the three and six months ended June 30, 2023 was $1.7 million and $3.2 million, respectively, compared with net interest expense of $0.6 million and $1.8 million for the three and six months ended June 30, 2022, respectively. The change from expense to income was due to interest earned on cash invested in a money market fund and in five accounts which generate interest income at a rate similar to the money market fund during 2023. As well as a reduction in average outstanding borrowings compared to the same period in 2022. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended June 30,
	2023	2022	$ Change
Pension and postretirement non-service benefit (income) loss	$(1.3)	$(8.1)	$6.8
Loss (gain) from remeasurement benefit plans	0.5	(35.5)	36.0
Foreign currency exchange (gain) loss	(0.1)	(0.1)	—
Miscellaneous (income) expense	0.1	(0.1)	0.2
Insurance recoveries	(1.5)	—	(1.5)
Total other (income) expense, net	$(2.3)	$(43.8)	$41.5

	Six Months Ended June 30,
	2023	2022	$ Change
Pension and postretirement non-service benefit (income) loss	$(2.5)	$(16.8)	$14.3
Loss (gain) from remeasurement of benefit plans	2.7	(42.0)	44.7
Foreign currency exchange (gain) loss	(0.1)	(0.1)	—
Miscellaneous (income) expense	0.1	(0.1)	0.2
Insurance recoveries	(11.3)	—	(11.3)
Total other (income) expense, net	$(11.1)	$(59.0)	$47.9

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan"), the TimkenSteel Corporation Retirement Plan (“Salaried Plan”), and the Supplemental Pension Plan of TimkenSteel Corporation ("Supplemental Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service costs and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first and second quarters of 2023 and is required to complete a full remeasurement of the plan each quarter for the remainder of 2023.

A loss of $0.5 million and $2.7 million from the remeasurement of the Salaried Plan was recognized for the three and six months ended June 30, 2023, respectively. For the three months ended June 30, 2023, the loss was primarily due to $2.6 million of investment losses on plan assets, partially offset by a $2.1 million decrease in the liability driven by an increase in the discount rate. For the six months ended June 30, 2023, the loss was due to a $2.6 million increase in the liability driven by changes in the discount rate and lump sum basis losses, plus $0.1 million due to investment losses on plan assets.

A total gain of $35.5 million and $42.0 million from the remeasurement of certain benefit plans was recognized for the three and six months ended June 30, 2022, respectively. This gain was primarily due to a $205.5 million and $231.1 million decrease in the liability due to the increase in discount rates during the three and six months ended June 30, 2022, respectively. This is partially offset by losses of $170.0 million and $189.1 million for the three and six months ended June 30, 2022, respectively, primarily driven by investment losses on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans."

After remeasurement of certain pension plans during the second quarter of 2023, the aggregate net periodic pension expense for the remaining two quarters of 2023 is currently forecasted to be $5.2 million, resulting in total 2023 estimated net periodic pension expense of $10.3 million, consistent with total 2023 estimated net periodic pension expense at December 31, 2022. This estimate is based on an updated weighted average discount rate of 5.59% as of June 30, 2023 for the Salaried plan, which represents the updated discount rate for the plan that has been remeasured during the second quarter of 2023. Actual asset returns have been recognized for the plan that was remeasured during the second quarter of 2023. For more details on the pension plan remeasurements, refer to "Note 6 - Other (Income) Expense, net" and “Note 11 - Retirement and Postretirement Plans” in the Notes to the unaudited Consolidated Financial Statements. As of June 30, 2023, the weighted average expected return on assets remains at 7.13%, consistent with the December 31, 2022 assumption. Actual cost is dependent on various other factors related to the employees covered by these plans, as well as subsequent remeasurement of the pension plans at December 31, 2023.

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

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. TimkenSteel recognized insurance recoveries of $11.3 million related to the unplanned downtime in the first half of 2023, of which $9.8 million was recorded during the first quarter and $1.5 million was recorded in the second quarter. Additional amounts, if any, and timing of potential recoveries are uncertain at this time. For further information related to previous insurance recoveries, refer to "Note 7- Other (Income) Expense, net" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Provision for Income Taxes

	Three Months Ended June 30,
	2023	2022	$ Change
Provision (benefit) for income taxes	$11.0	$1.5	$9.5
Effective tax rate	27.4%	2.0%	25.4%

	Six Months Ended June 30,
	2023	2022	$ Change
Provision (benefit) for income taxes	$14.8	$2.4	$12.4
Effective tax rate	25.4%	2.1%	23.3%

The provision for income taxes for the quarter ended June 30, 2023 was $11.0 million compared to a provision for income taxes of $1.5 million in 2022. The change from the prior year is primarily related to higher federal and state taxes due to the reversal of the Company's full valuation allowance as of December 31, 2022, which offset the prior year utilization of loss carryforwards. Additionally, there are limitations on the tax deductibility of the first quarter 2023 loss on extinguishment of debt on the Convertible Senior Notes due 2025.

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

(dollars in millions, tons in thousands)
	Three Months Ended June 30, 2023
	Industrial	Mobile	Energy	Other	Total
Tons	78.4	79.5	19.6	—	177.5

Net Sales	$168.8	$136.9	$45.9	$5.0	$356.6
Less: Surcharges	51.0	37.6	15.5	—	104.1
Base Sales	$117.8	$99.3	$30.4	$5.0	$252.5

Net Sales / Ton	$2,153	$1,722	$2,342	$—	$2,009
Surcharges / Ton	$651	$472	$792	$—	$586
Base Sales / Ton	$1,502	$1,250	$1,550	$—	$1,423

	Three Months Ended June 30, 2022
	Industrial	Mobile	Energy	Other	Total
Tons	102.1	85.4	21.4	—	208.9

Net Sales	$208.2	$152.9	$46.3	$8.3	$415.7
Less: Surcharges	80.0	55.2	17.0	—	152.2
Base Sales	$128.2	$97.7	$29.3	$8.3	$263.5

Net Sales / Ton	$2,039	$1,790	$2,164	$—	$1,990
Surcharges / Ton	$783	$646	$795	$—	$729
Base Sales / Ton	$1,256	$1,144	$1,369	$—	$1,261

(dollars in millions, tons in thousands)

	Six Months Ended June 30, 2023
	Industrial	Mobile	Energy	Other	Total
Tons	150.6	159.9	39.9	—	350.4

Net Sales	$312.5	$264.7	$92.1	$10.8	$680.1
Less: Surcharges	89.0	69.3	28.6	—	186.9
Base Sales	$223.5	$195.4	$63.5	$10.8	$493.2

Net Sales / Ton	$2,075	$1,655	$2,308	$—	$1,941
Surcharges / Ton	$591	$433	$717	$—	$533
Base Sales / Ton	$1,484	$1,222	$1,591	$—	$1,408

	Six Months Ended June 30, 2022
	Industrial	Mobile	Energy	Other	Total
Tons	197.0	174.3	34.0	—	405.3

Net Sales	$383.2	$297.0	$71.3	$16.2	$767.7
Less: Surcharges	134.9	100.9	25.0	—	260.8
Base Sales	$248.3	$196.1	$46.3	$16.2	$506.9

Net Sales / Ton	$1,945	$1,704	$2,097	$—	$1,894
Surcharges / Ton	$685	$579	$735	$—	$643
Base Sales / Ton	$1,260	$1,125	$1,362	$—	$1,251

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the second quarter of 2023 and as such the notes can be converted at the option of the holders beginning July 1 through September 30, 2023. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

In the first half of 2023, TimkenSteel repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $18.7 million. A loss on extinguishment of debt was recognized of $11.4 million, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. As of June 30, 2023, the principal balance on the Convertible Senior Notes due 2025 is $13.3 million.

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

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$221.9	$257.2

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(86.7)	(161.2)
Availability	313.3	238.8
Amount borrowed	—	—
Letter of credit obligations	(5.3)	(5.3)
Availability not borrowed	$308.0	$233.5

Total liquidity	$529.9	$490.7

(1) As of June 30, 2023, and December 31, 2022, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of June 30, 2023, taking into account our view of mobile, industrial, and energy market demand for our products, and our 2023 operating and long-range plan, we believe that our cash balance as of June 30, 2023, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

We continue to evaluate the best use of our liquidity which would allow us to invest in profitable growth, maintain a strong balance sheet, and return capital to shareholders. We are currently anticipating capital expenditures to be approximately $50 million in 2023.

Based on the results of the January 1, 2023 actuarial funding valuation, the company estimates required Bargaining Plan contributions of approximately $40 million in 2024.

In the first half of 2023, we repurchased a total of $7.5 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating interest savings of $0.5 million, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2023 by 0.7 million shares and, on a go-forward basis reduced diluted shares outstanding by 1.0 million shares.

In the first half of 2022, we repurchased a total of $25.2 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating interest savings of $1.5 million, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2022 by 2.3 million shares and, on a go-forward basis reduced diluted shares outstanding by 3.2 million shares.

For the three months ended June 30, 2023, the Company repurchased approximately 0.7 million common shares in the open market at an aggregate cost of $11.4 million, which equates to an average repurchase price of $17.66 per share. For the six months ended June 30, 2023, the Company repurchased approximately 1.2 million common shares in the open market at an aggregate cost of $20.8 million, which equates to an average repurchase price of $17.90 per share. As of June 30, 2023, the Company had a balance of $52.2 million remaining on its authorized share repurchase program.

In July 2023, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $3.0 million, which equates to an average repurchase price of $22.22 per share. As of July 31, 2023, the Company had a balance of $49.2 million remaining under its authorized share repurchase program.

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

The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes. The Company qualified for the tax credit in the second and third quarters of 2020 and accrued a benefit of $2.3 million in the fourth quarter of 2020 related to the Employee Retention Credit in other (income) expense, net on the Consolidated Statements of Operations. The Company filed for this credit in the second quarter of 2021 and received a portion of the proceeds from the Internal Revenue Service in the amount of $0.5 million during the fourth quarter of 2021. The Company received the remaining $1.8 million of cash proceeds in the first quarter of 2022.

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2023 and 2022. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Six Months Ended June 30,
	2023	2022
Net cash provided (used) by operating activities	$23.1	$64.0
Net cash provided (used) by investing activities	(17.0)	(9.9)
Net cash provided (used) by financing activities	(41.1)	(74.2)
Increase (Decrease) in Cash and Cash Equivalents	$(35.0)	$(20.1)

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $23.1 million compared to net cash provided of $64.0 million for the six months ended June 30, 2022. The change was primarily driven by lower profitability, and an increased use of cash for working capital, partially offset by insurance recoveries, during the first half of 2023 compared to the first half of 2022.

Investing activities

Net cash used by investing activities for the six months ended June 30, 2023 was $17.0 million compared to net cash used of $9.9 million for the six months ended June 30, 2022. The change was due to higher capital expenditures in the first half of 2023 compared to the first half of 2022.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2023 was $41.1 million compared to net cash used of $74.2 million for the six months ended June 30, 2022. The change was due to lower repurchases of Convertible Senior Notes, compared to the first half of 2022. This is partially offset by a higher level of common share repurchase activity under the share repurchase program and lower proceeds from the exercise of stock options in the first half of 2023 compared to the first half of 2022. Refer to “Note 10 - Financing Arrangements” for more detail related to the Convertible Senior Notes due in 2025 and the share repurchase program.

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
•
availability of property insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of June 30, 2023, we have $13.1 million of aggregate debt outstanding. None of our outstanding debt as of June 30, 2023 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended June 30, 2023.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
Beginning shares available				$63.7
April, 2023	167,287	$17.80	167,287	$60.7
May, 2023	307,980	$16.95	307,980	$55.5
June, 2023	175,004	$18.79	175,004	$52.2
Quarter-to-date	650,271	$17.66	650,271	$52.2

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

TIMKENSTEEL CORPORATION

Date:	August 3, 2023	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)