Form 10-Q
period 2023-09-30
TimkenSteel Corp
filed 2023-11-02
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common Shares, without par value	43,154,816

TimkenSteel Corporation

Part I. Financial Information

Item 1. Financial Statements

TimkenSteel Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions, except per share data)
Net sales	$354.2	$316.8	$1,034.3	$1,084.5
Cost of products sold	303.2	311.2	889.2	937.5
Gross Profit	51.0	5.6	145.1	147.0

Selling, general and administrative expenses	20.5	16.2	61.9	56.4
Restructuring charges	—	—	—	0.8
Loss (gain) on sale or disposal of assets, net	(0.3)	1.9	(2.8)	2.5
Interest (income) expense, net	(1.8)	(0.2)	(5.0)	1.6
Loss on extinguishment of debt	—	0.1	11.4	43.1
Other (income) expense, net	(2.0)	0.2	(13.1)	(58.8)
Income (Loss) Before Income Taxes	34.6	(12.6)	92.7	101.4
Provision (benefit) for income taxes	9.8	0.7	24.6	3.1
Net Income (Loss)	$24.8	$(13.3)	$68.1	$98.3

Per Share Data:
Basic earnings (loss) per share	$0.56	$(0.29)	$1.55	$2.12
Diluted earnings (loss) per share	$0.51	$(0.29)	$1.43	$1.91

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income (loss)	$24.8	$(13.3)	$68.1	$98.3

Other comprehensive income (loss), net of benefit (provision) for income taxes of $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, and $0 million and $0.6 million for the nine months ended September 30, 2023 and 2022

Foreign currency translation adjustments	(0.7)	(2.3)	(0.5)	(5.4)
Pension and postretirement liability adjustments	(1.1)	(0.8)	(2.5)	(2.7)
Other comprehensive income (loss), net of tax	(1.8)	(3.1)	(3.0)	(8.1)
Comprehensive Income (Loss), net of tax	$23.0	$(16.4)	$65.1	$90.2

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$225.4	$257.2
Accounts receivable, net of allowances (2023 - $1.9 million; 2022 - $1.0 million)	135.8	79.4
Inventories, net	255.4	192.4
Deferred charges and prepaid expenses	11.5	6.4
Other current assets	2.4	21.2
Total Current Assets	630.5	556.6

Property, plant and equipment, net	487.6	486.1
Operating lease right-of-use assets	11.2	12.5
Pension assets	19.3	19.4
Intangible assets, net	3.0	5.0
Other non-current assets	2.2	2.4
Total Assets	$1,153.8	$1,082.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$148.5	$113.2
Salaries, wages and benefits	20.6	21.2
Accrued pension and postretirement costs	2.0	2.0
Current operating lease liabilities	5.4	6.0
Current convertible notes, net	13.1	20.4
Other current liabilities	17.4	23.9
Total Current Liabilities	207.0	186.7

Credit Agreement	—	—
Non-current operating lease liabilities	5.9	6.5
Accrued pension and postretirement costs	170.4	162.9
Deferred income taxes	26.6	25.9
Other non-current liabilities	13.6	13.5
Total Liabilities	423.5	395.5

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2023 - 47.1 million shares and 2022 - 47.1 million shares	—	—
Additional paid-in capital	842.2	847.0
Retained deficit	(55.0)	(123.1)
Treasury shares - 2023 - 3.8 million; 2022 - 3.0 million	(68.6)	(52.1)
Accumulated other comprehensive income (loss)	11.7	14.7
Total Shareholders’ Equity	730.3	686.5
Total Liabilities and Shareholders’ Equity	$1,153.8	$1,082.0

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2022	44,064,891	$847.0	$(123.1)	$(52.1)	$14.7	$686.5
Net income (loss)	—	—	14.4	—	—	14.4
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	2.6	—	—	—	2.6
Stock option activity	101,130	1.3	—	—	—	1.3
Purchase of treasury shares, including excise tax	(514,086)	—	—	(9.4)	—	(9.4)
Issuance of treasury shares	555,062	(11.4)	—	11.4	—	—
Shares surrendered for taxes	(176,720)	—	—	(3.4)	—	(3.4)
Balance As of March 31, 2023	44,030,277	$839.5	$(108.7)	$(53.5)	$14.1	$691.4
Net income (loss)	—	—	28.9	—	—	28.9
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	2.9	—	—	—	2.9
Stock option activity	76,030	0.6	—	—	—	0.6
Purchase of treasury shares, including excise tax	(650,271)	—	—	(11.4)	—	(11.4)
Issuance of treasury shares	29,356	(1.8)	—	1.8	—	—
Balance As of June 30, 2023	43,485,392	$841.2	$(79.8)	$(63.1)	$13.5	$711.8
Net income (loss)	—	—	24.8	—	—	24.8
Other comprehensive income (loss)	—	—	—	—	(1.8)	(1.8)
Stock-based compensation expense	—	3.0	—	—	—	3.0
Stock option activity	61,075	0.5	—	—	—	0.5
Purchase of treasury shares, including excise tax	(352,860)	(0.3)	—	(7.7)	—	(8.0)
Issuance of treasury shares	56,131	(2.2)	—	2.2	—	—
Shares surrendered for taxes	(740)	—	—	—	—	—
Balance As of September 30, 2023	43,248,998	$842.2	$(55.0)	$(68.6)	$11.7	$730.3

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2021	46,268,855	$832.1	$(188.2)	$—	$20.7	$664.6
Net income (loss)	—	—	37.1	—	—	37.1
Other comprehensive income (loss)	—	—	—	—	(1.9)	(1.9)
Stock-based compensation expense	298,648	2.1	—	—	—	2.1
Stock option activity	406,750	6.3	—	—	—	6.3
Purchase of treasury shares	(169,816)	—	—	(3.4)	—	(3.4)
Shares surrendered for taxes	(91,853)	(0.2)	—	(1.4)	—	(1.6)
Balance As of March 31, 2022	46,712,584	$840.3	$(151.1)	$(4.8)	$18.8	$703.2
Net income (loss)	—	—	74.5	—	—	74.5
Other comprehensive income (loss)	—	—	—	—	(3.1)	(3.1)
Stock-based compensation expense	44,157	2.2	—	—	—	2.2
Stock option activity	92,290	1.5	—	—	—	1.5
Purchase of treasury shares	(437,638)	—	—	(9.3)	—	(9.3)
Issuance of treasury shares	2,285	(0.1)	—	0.1	—	—
Shares surrendered for taxes	(2,285)	—	—	(0.1)	—	(0.1)
Balance As of June 30, 2022	46,411,393	$843.9	$(76.6)	$(14.1)	$15.7	$768.9
Net income (loss)	—	—	(13.3)	—	—	(13.3)
Other comprehensive income (loss)	—	—	—	—	(3.1)	(3.1)
Stock-based compensation expense	—	2.2	—	—	—	2.2
Stock option activity	—	0.1	—	—	—	0.1
Purchase of treasury shares	(1,252,112)	—	—	(19.7)	—	(19.7)
Issuance of treasury shares	10,724	(0.2)	—	0.2	—	—
Shares surrendered for taxes	(348)		—	—	—	—
Balance As of September 30, 2022	45,169,657	$846.0	$(89.9)	$(33.6)	$12.6	$735.1

See accompanying Notes to the unaudited Consolidated Financial Statements.

TimkenSteel Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$68.1	$98.3
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	42.8	43.7
Amortization of deferred financing fees	0.4	0.6
Loss on extinguishment of debt	11.4	43.1
Loss (gain) on sale or disposal of assets, net	(2.8)	2.5
Deferred income taxes	0.7	(0.5)
Stock-based compensation expense	8.5	6.5
Pension and postretirement (benefit) expense, net	6.4	(44.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(56.1)	0.5
Inventories, net	(62.7)	5.4
Accounts payable	34.1	(19.9)
Other accrued expenses	(9.7)	(12.5)
Pension and postretirement contributions and payments	(2.4)	(4.9)
Deferred charges and prepaid expenses	(5.0)	(3.1)
Other, net	17.5	(4.2)
Net Cash Provided (Used) by Operating Activities	51.2	110.8

Investing Activities
Capital expenditures	(36.2)	(15.7)
Proceeds from disposals of property, plant and equipment	1.7	3.0
Net Cash Provided (Used) by Investing Activities	(34.5)	(12.7)

Financing Activities
Purchase of treasury shares	(28.5)	(32.4)
Proceeds from exercise of stock options	2.4	7.9
Shares surrendered for employee taxes on stock compensation	(3.4)	(1.7)
Repayments on convertible notes	(18.7)	(67.6)
Debt issuance costs	—	(0.7)
Net Cash Provided (Used) by Financing Activities	(48.2)	(94.5)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(31.5)	3.6
Cash, cash equivalents, and restricted cash at beginning of period	257.8	259.6
Cash, Cash Equivalents, and Restricted Cash at End of Period	$226.3	$263.2

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$225.4	$262.5
Restricted cash reported in other current assets	0.9	0.7
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$226.3	$263.2

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

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any Accounting Standard Updates (“ASU”) in the third quarter of 2023. Additionally, there are no current ASUs issued, but not adopted, that are expected to have an impact on the Company.

Legislation related to the COVID-19 Pandemic

Due to a provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Company was able to defer the employer share of Social Security payroll taxes for a specified time during 2020. During the year ended December 31, 2020, the Company deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets, to be paid in two equal installments. The first installment in the amount of $3.2 million was paid during the fourth quarter of 2021. The second installment was paid in the fourth quarter of 2022.

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

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Industrial	$173.7	$146.0	$486.2	$529.2
Mobile	140.1	130.0	404.8	427.0
Energy	35.6	36.0	127.7	107.3
Other (1)	4.8	4.8	15.6	21.0
Total Net Sales	$354.2	$316.8	$1,034.3	$1,084.5

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Bar	$240.9	$206.5	$712.8	$738.1
Manufactured components	65.2	60.7	178.4	181.3
Tube	43.3	44.8	127.5	144.1
Other (2)	4.8	4.8	15.6	21.0
Total Net Sales	$354.2	$316.8	$1,034.3	$1,084.5

(2) “Other” sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from any cash payments received in advance from customers and are included in other current liabilities on the Consolidated Balance Sheets. Contract liabilities totaled $0.7 million and $5.1 million as of September 30, 2023 and 2022, respectively.

Note 4 - Restructuring Charges

The Company did not have any restructuring charges for the three and nine months ended September 30, 2023. Additionally, there were no restructuring charges incurred during the third quarter of 2022. Restructuring charges totaled $0.8 million for the nine months ended September 30, 2022. The charges incurred in 2022, which were related to severance and employee-related benefits, were the result of organizational changes.

TimkenSteel recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at September 30, 2023 is expected to be substantially used in the next twelve months.

The following is a summary of the restructuring reserve for the nine months ended September 30, 2023 and 2022:

Balance at December 31, 2022	$0.5
Expenses	—
Payments	(0.4)
Balance at September 30, 2023	$0.1

Balance at December 31, 2021	$4.7
Expenses	0.8
Payments	(4.7)
Balance at September 30, 2022	$0.8

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

In the fourth quarter of 2022, TimkenSteel entered into an agreement to sell the machinery and equipment used in the manufacturing of these specific products. TimkenSteel received down payments totaling $3.4 million, with $1.7 million received in 2022 and the remaining $1.7 million received in 2023. The final payment resulted in a gain on disposal of assets of $3.4 million in the second quarter of 2023. The gain, which has been recognized in the Consolidated Statement of Operations, was partially offset by asset write downs throughout 2023.

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pension and postretirement non-service benefit (income) loss	$(1.2)	$(3.0)	$(3.7)	$(19.8)
Loss (gain) from remeasurement of benefit plans	(1.0)	4.8	1.7	(37.2)
Foreign currency exchange (gain) loss	—	—	(0.1)	(0.1)
Insurance recoveries	—	(1.5)	(11.3)	(1.5)
Miscellaneous (income) expense	0.2	(0.1)	0.3	(0.2)
Total other (income) expense, net	$(2.0)	$0.2	$(13.1)	$(58.8)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan"), the TimkenSteel Corporation Retirement Plan (“Salaried Plan”), and the Supplemental Pension Plan of TimkenSteel Corporation ("Supplemental Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service costs and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2023.

A gain of $1.0 million from the remeasurement of the Salaried Plan was recognized for the three months ended September 30, 2023. The gain for the three months ended September 30, 2023 was due to a $6.5 million decrease in the liability mainly driven by an increase in the discount rate, partially offset by $5.5 million of investment losses on plan assets. For the nine months ended September 30, 2023, the loss of $1.7 million was primarily related to investment losses on plan assets of $5.6 million and lump sum basis losses of $1.3 million, partially offset by a decrease in the pension liability of $5.2 million due to an increase in the discount rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision (benefit) for incomes taxes	$9.8	$0.7	$24.6	$3.1
Effective tax rate	28.3%	(5.6)%	26.5%	3.1%

Income tax expense for the three months ended September 30, 2023 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the three and nine months ended September 30, 2023 was 28.3% and 26.5%, respectively, compared to a rate of (5.6)% and 3.1% for the prior year. The change was primarily related to higher federal and state taxes due to the reversal of the Company's full valuation allowance as of December 31, 2022, which offset the prior year utilization of loss carryforwards. Additionally, there are limitations on the tax deductibility of the first quarter of 2023 loss on extinguishment of debt on the Convertible Senior Notes due 2025.

For the nine months ended September 30, 2023, TimkenSteel made $17.0 million in U.S. federal payments, $3.4 million in state and local tax payments, and $1.2 million in foreign tax payments. For the nine months ended September 30, 2022, TimkenSteel made $2.0 million in U.S. federal payments, $2.2 million in state and local tax payments, and $0.2 million in foreign tax payments.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 3.4 million shares for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, 0.3 million shares and 0.7 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.1 million shares and 2.7 million shares assumed issued and the 1.0 million shares and 0.7 million shares assumed purchased with potential proceeds for the three and nine months ended September 30, 2023, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2023 as these shares would be dilutive.

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

In the first quarter of 2023, TimkenSteel repurchased $7.5 million of outstanding principal related to the Convertible Notes. There were no repurchases related to the Convertible Notes during the second or third quarters of 2023. These repurchases of Convertible Notes reduced weighted average diluted shares outstanding by approximately 1.0 million shares and 0.7 million shares for the three and nine months ended September 30, 2023. Refer to “Note 10 – Financing Arrangements” for additional information on the Convertible Notes.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss), basic	$24.8	$(13.3)	$68.1	$98.3
Add convertible notes interest	0.2	—	0.8	1.5
Net income (loss), diluted	$25.0	$(13.3)	$68.9	$99.8

Denominator:
Weighted average shares outstanding, basic	44.1	46.0	44.0	46.3
Dilutive effect of stock-based awards	2.1	—	2.0	2.1
Dilutive effect of convertible notes	1.7	—	2.0	3.9
Weighted average shares outstanding, diluted	47.9	46.0	48.0	52.3

Basic earnings (loss) per share	$0.56	$(0.29)	$1.55	$2.12
Diluted earnings (loss) per share	$0.51	$(0.29)	$1.43	$1.91

Note 9 - Inventories

The components of inventories, net of reserves as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Manufacturing supplies	$49.0	$36.9
Raw materials	20.4	23.9
Work in process	137.5	94.7
Finished products	49.0	37.4
Gross inventory	255.9	192.9
Allowance for inventory reserves	(0.5)	(0.5)
Total inventories, net	$255.4	$192.4

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes the current and non-current debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	13.1	20.4
Total debt	$13.1	$20.4
Less current portion of debt	13.1	20.4
Total non-current portion of debt	$—	$—

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

As of September 30, 2023, the amount available under the Amended Credit Agreement was $293.7 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the third quarter of 2023 and as such the notes can be converted at the option of the holders beginning October 1 through December 31, 2023. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of September 30, 2023. This criterion was also met as of December 31, 2022. To date, no holders have elected to convert their notes during any optional conversion periods.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

In the first quarter of 2023, TimkenSteel repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes due 2025. Total cash paid to noteholders was $18.7 million. A loss on extinguishment of debt of $11.4 million was recognized, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. There were no repurchases related to the Convertible Notes in the second or third quarters of 2023.

For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The components of the Convertible Senior Notes due 2025 as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Principal	$13.3	$20.8
Less: Debt issuance costs, net of amortization	(0.2)	(0.4)
Convertible Senior Notes due 2025, net	$13.1	$20.4

The following table sets forth interest expense recognized specifically related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$0.2	$0.3	$0.7	$1.4
Amortization of debt issuance costs	—	—	0.1	0.1
Total	$0.2	$0.3	$0.8	$1.5

The total cash interest paid for the nine months ended September 30, 2023 and 2022 was $1.3 million and $2.3 million, respectively.

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $37.0 million and $53.4 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

TimkenSteel’s Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of September 30, 2023 and December 31, 2022.

Interest (Income) Expense, net

The following table provides the components of interest (income) expense, net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$0.6	$0.9	$1.9	$3.0
Interest income	(2.4)	(1.1)	(6.9)	(1.4)
Interest (income) expense, net	$(1.8)	$(0.2)	$(5.0)	$1.6

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. The carrying value, which approximates the fair value, of the Company’s money market investment was $96.2 million as of September 30, 2023. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally as of September 30, 2023, the Company had $118.5 million of cash held in other accounts which generate interest income at a rate similar to the money market fund.

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

For the three months ended September 30, 2023, the Company repurchased approximately 0.4 million common shares in the open market at an aggregate cost of $7.7 million, which equates to an average repurchase price of $21.82 per share. For the nine months ended September 30, 2023, the Company repurchased approximately 1.5 million common shares in the open market at an aggregate cost of $28.5 million, which equates to an average repurchase price of $18.81 per share. As of September 30, 2023, the Company had a balance of $44.5 million remaining on its authorized share repurchase program.

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

In October 2023, the Company repurchased approximately 0.1 million common shares in the open market at an aggregate cost of $1.9 million, which equates to an average repurchase price of $20.53 per share. As of October 31, 2023, the Company had $42.6 million remaining under its authorized share repurchase program.

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

Salaried Plan

During the fourth quarter of 2021, termination of the Salaried Plan was approved by the TimkenSteel Board of Directors. Participants were notified in January 2022 and the plan was terminated effective March 31, 2022, subject to regulatory approval, which remains outstanding. The purchase of an irrevocable annuity contract from an insurance company is expected to occur in 2024, after which time the insurance company selected will be responsible for all participant benefit payments.

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended September 30, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.4	$0.2	$—	$—	$—	$2.6	$0.2
Interest cost	6.5	1.6	0.2	0.5	—	8.8	1.2
Expected return on plan assets	(6.7)	(1.8)	—	(0.6)	—	(9.1)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	(1.0)	—	—	—	(1.0)	—
Net Periodic Benefit Cost (Income)	$2.5	$(1.0)	$0.2	$(0.1)	$—	$1.6	$(1.0)

The components of net periodic benefit cost (income) for the three months ended September 30, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.9	$0.1	$—	$—	$—	$3.0	$0.3
Interest cost	9.4	1.8	0.2	0.4	—	11.8	0.8
Expected return on plan assets	(11.4)	(1.2)	—	(0.9)	—	(13.5)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Settlements	(2.7)	—	—	—	—	(2.7)	—
Net remeasurement losses (gains)	5.4	2.1	—	—	—	7.5	—
Net Periodic Benefit Cost (Income)	$3.9	$2.8	$0.2	$(0.5)	$—	$6.4	$(1.3)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$7.2	$0.6	$—	$—	$—	$7.8	$0.6
Interest cost	19.5	4.9	0.6	1.5	—	26.5	3.6
Expected return on plan assets	(20.1)	(5.6)	—	(1.8)	—	(27.5)	(2.7)
Amortization of prior service cost	0.9	—	—	—	—	0.9	(4.5)
Net remeasurement losses (gains)	—	1.7	—	—	—	1.7	—
Net Periodic Benefit Cost (Income)	$7.5	$1.6	$0.6	$(0.3)	$—	$9.4	$(3.0)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$11.1	$0.3	$—	$—	$—	$11.4	$0.9
Interest cost	24.4	4.8	0.5	1.2	—	30.9	2.5
Expected return on plan assets	(40.2)	(4.0)	—	(2.7)	—	(46.9)	(2.7)
Amortization of prior service cost	0.9	—	—	—	—	0.9	(4.5)
Settlements	(2.7)	—	—	—	—	(2.7)	—
Net remeasurement losses (gains)	(39.4)	7.4	(2.5)	—	—	(34.5)	—
Net Periodic Benefit Cost (Income)	$(45.9)	$8.5	$(2.0)	$(1.5)	$—	$(40.9)	$(3.8)

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

In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2023.

During the first quarter of 2022, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Supplemental Plan. No remeasurement was made in the second and third quarters of 2022 related to the Supplemental Plan, as no further lump sum payments were made. The Salaried Plan's pension obligations and plan assets were remeasured during each quarter of 2022. We also completed a full remeasurement of the Bargaining Plan's pension obligations and plan assets during the second and third quarters of 2022.

Note 12 – Stock-Based Compensation

During the nine months ended September 30, 2023 the Board of Directors granted 383,519 time-based restricted stock units and 211,639 performance-based restricted stock units, which relates to the annual grant to our employees and grants to the Board of Directors. During the nine months ended September 30, 2022 the Board of Directors granted 339,453 time-based restricted stock units and 178,467 performance-based restricted stock units, which relates to the annual grant to our employees and Board of Directors.

Time-based restricted stock units are issued with the fair value equal to the closing market price of TimkenSteel common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period. The weighted average fair value of the restricted stock units granted during the nine months ended September 30, 2023 was $18.51 per share.

Performance-based restricted stock units issued in 2023 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires TimkenSteel to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2023 was $23.13 per share.

TimkenSteel recognized stock-based compensation expense of $3.0 million and $8.5 million for the three and nine months ended September 30, 2023, compared to $2.2 million and $6.5 million for the three and nine months ended September 30, 2022. Future stock-based compensation expense related to the unvested portion of all awards is approximately $15.1 million. The future expense is expected to be recognized over the remaining vesting periods through 2026.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and 2022 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2022	$(6.8)	$21.5	$14.7
Other comprehensive income (loss) before reclassifications, before income tax	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.7)	(3.7)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	1.2	1.2
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	(0.5)	(2.5)	(3.0)
Balance as of September 30, 2023	$(7.3)	$19.0	$11.7

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2021	$(5.1)	$25.8	$20.7
Other comprehensive income (loss) before reclassifications, before income tax	(5.4)	—	(5.4)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.3)	(3.3)
Tax effect	—	0.6	0.6
Net current period other comprehensive income (loss), net of income taxes	(5.4)	(2.7)	(8.1)
Balance as of September 30, 2022	$(10.5)	$23.1	$12.6

The amount reclassified from accumulated other comprehensive income (loss) in the nine months ended September 30, 2023 and 2022 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

TimkenSteel has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of September 30, 2023 and December 31, 2022, TimkenSteel had a $0.9 million and a $1.1 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

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

The lead time for our products varies based on product type and specifications. As of the date of this filing, our lead times for bar products currently extend to mid-December 2023 and tube product lead times extend into February 2024.

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

Impact of Raw Material Prices

In the ordinary course of business, we are exposed to the volatility of the costs of our raw materials. For example, the impact of global conflicts could exacerbate inflationary pressures throughout the global economy and lead to potential market disruptions, such as significant volatility in commodity prices and supply chain disruptions. Although our business has not been materially impacted by current conflicts to date, it is difficult to predict the extent to which our operations, or those of our suppliers, will be impacted in the future.

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

Our surcharge mechanisms are designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales. We present the raw material spread impact on gross profit for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 in the gross profit charts included within the results of operations section below.

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended September 30, 2023 and 2022.

Net Sales
$400
$300
$200
$100
$0
$ in Millions
$354.2
$316.8
2023
2022

Shipments (tons)
Tons in thousands
200
180
160
140
120
100
80
60
40
20
0
175.8
158.5
2023
2022

Net sales for the three months ended September 30, 2023 were $354.2 million, an increase of $37.4 million, or 11.8% compared with the three months ended September 30, 2022. The increase in net sales was primarily driven by favorable price/mix and higher volumes, partially offset by unfavorable surcharges. Favorable price/mix of $28.1 million was due to higher base prices across all end-market sectors. Higher volumes of 17.3 thousand ship tons resulted in a net sales increase of $22.7 million. The decrease in surcharges of $13.4 million was primarily due to a decrease in surcharge revenue per ton. Excluding surcharges, net sales increased $50.8 million or 23.4%. Shipments and net sales in the prior year were also negatively impacted by the availability of inventory as a result of unplanned melt shop downtime in the third quarter of 2022.

The charts below present net sales and shipments for the nine months ended September 30, 2023 and 2022.

Net Sales
$ in Millions
$1,200
$1,000
$800
$600
$400
$200
$0
$1,034.3
$1,084.5
2023
2022

Shipments (tons)
Tons in thousands
600
500
400
300
200
100
0
526.2
563.8
2023
2022

Net sales for the nine months ended September 30, 2023 were $1,034.3 million, a decrease of $50.2 million, or 4.6% compared with the nine months ended September 30, 2022. The decrease in net sales was driven by lower surcharges and volumes, partially offset by favorable price/mix. Lower market prices for scrap drove the unfavorable surcharges of $87.3 million, partially offset by higher alloy prices per ton. Lower volumes of 37.6 thousand ship tons resulted in a net sales decrease of $52.1 million, partially driven by the availability of finished goods inventory for shipment. Favorable price/mix of $89.2 million was primarily due to higher base prices across all end-market sectors. Excluding surcharges, net sales increased $37.1 million or 5.1%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended September 30, 2022 to the three months ended September 30, 2023.

Gross profit for the three months ended September 30, 2023 increased $45.4 million, or 810.7% compared with the three months ended September 30, 2022. The increase was primarily driven by favorable price/mix, lower manufacturing costs, higher volumes and favorable raw material spread. Favorable price/mix was due to higher base prices across all end-market sectors. Lower manufacturing costs were primarily driven by increased fixed cost leverage on higher production given the unplanned melt shop downtime in the third quarter of 2022. Raw material spread was favorable due to higher scrap and alloy prices.

The chart below presents the drivers of the gross profit variance from the nine months ended September 30, 2022 to the nine months ended September 30, 2023.

Gross profit for the nine months ended September 30, 2023 decreased $1.9 million, or 1.3% compared with the nine months ended September 30, 2022. The decrease was driven by higher manufacturing costs, lower volume and unfavorable raw material spread, partially offset by favorable price/mix. Higher plant spend resulted in unfavorable manufacturing costs. The industrial and mobile end-market sectors were unfavorably impacted by lower volume, partially offset by favorable price/mix. Raw material spread was unfavorable due to lower scrap prices, partially offset by higher alloy prices.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and nine months ended September 30, 2023 and 2022.

SG&A expense for the three months ended September 30, 2023 increased by $4.3 million, or 26.5%, compared with the same period in 2022. This increase was primarily due to higher variable compensation expense and professional services, primarily driven by the ongoing information technology transformation project.

SG&A expense for the nine months ended September 30, 2023 increased by $5.5 million, or 9.8% compared with the nine months ended September 30, 2022. This increase was primarily due to higher stock-based compensation and professional services, primarily driven by the ongoing information technology transformation project.

Interest (Income) Expense, net

Net interest income for the three and nine months ended September 30, 2023 was $1.8 million and $5.0 million, respectively, compared with net interest income of $0.2 million and net interest expense of $1.6 million for the three and nine months ended September 30, 2022, respectively. The change was due to interest earned on cash invested in a money market fund and in other accounts which generate interest income at a rate similar to the money market fund during 2023, as well as a reduction in average outstanding borrowings compared to the same period in 2022. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended September 30,
	2023	2022	$ Change
Pension and postretirement non-service benefit (income) loss	$(1.2)	$(3.0)	$1.8
Loss (gain) from remeasurement benefit plans	(1.0)	4.8	(5.8)
Foreign currency exchange (gain) loss	—	—	—
Insurance recoveries	—	(1.5)	1.5
Miscellaneous (income) expense	0.2	(0.1)	0.3
Total other (income) expense, net	$(2.0)	$0.2	$(2.2)

	Nine Months Ended September 30,
	2023	2022	$ Change
Pension and postretirement non-service benefit (income) loss	$(3.7)	$(19.8)	$16.1
Loss (gain) from remeasurement of benefit plans	1.7	(37.2)	38.9
Foreign currency exchange (gain) loss	(0.1)	(0.1)	—
Insurance recoveries	(11.3)	(1.5)	(9.8)
Miscellaneous (income) expense	0.3	(0.2)	0.5
Total other (income) expense, net	$(13.1)	$(58.8)	$45.7

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The TimkenSteel Corporation Bargaining Unit Pension Plan ("Bargaining Plan"), the TimkenSteel Corporation Retirement Plan (“Salaried Plan”), and the Supplemental Pension Plan of TimkenSteel Corporation ("Supplemental Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service costs and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2023.

A gain of $1.0 million from the remeasurement of the Salaried Plan was recognized for the three months ended September 30, 2023. The gain for the three months ended September 30, 2023 was due to a $6.5 million decrease in the liability mainly driven by an increase in the discount rate, partially offset by $5.5 million of investment losses on plan assets. For the nine months ended September 30, 2023, the loss of $1.7 million was primarily related to investment losses on plan assets of $5.6 million and lump sum basis losses of $1.3 million, partially offset by a decrease in the pension liability of $5.2 million due to an increase in the discount rate.

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

Provision for Income Taxes

	Three Months Ended September 30,
	2023	2022	$ Change
Provision (benefit) for income taxes	$9.8	$0.7	$9.1
Effective tax rate	28.3%	(5.6)%	33.9%

	Nine Months Ended September 30,
	2023	2022	$ Change
Provision (benefit) for income taxes	$24.6	$3.1	$21.5
Effective tax rate	26.5%	3.1%	23.4%

The provision for income taxes for the quarter ended September 30, 2023 was $9.8 million compared to a provision for income taxes of $0.7 million in 2022. The change from the prior year is primarily related to higher federal and state taxes due to the reversal of the Company's full valuation allowance as of December 31, 2022, which offset the prior year utilization of loss carryforwards. Additionally, there are limitations on the tax deductibility of the first quarter 2023 loss on extinguishment of debt on the Convertible Senior Notes due 2025.

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

(dollars in millions, tons in thousands)
	Three Months Ended September 30, 2023
	Industrial	Mobile	Energy	Other	Total
Tons	82.4	79.1	14.3	—	175.8

Net Sales	$173.7	$140.1	$35.6	$4.8	$354.2
Less: Surcharges	43.4	34.1	9.1	—	86.6
Base Sales	$130.3	$106.0	$26.5	$4.8	$267.6

Net Sales / Ton	$2,108	$1,771	$2,490	$—	$2,015
Surcharges / Ton	$527	$431	$636	$—	$493
Base Sales / Ton	$1,581	$1,340	$1,854	$—	$1,522

	Three Months Ended September 30, 2022
	Industrial	Mobile	Energy	Other	Total
Tons	71.3	71.2	16.0	—	158.5

Net Sales	$146.0	$130.0	$36.0	$4.8	$316.8
Less: Surcharges	45.8	42.9	11.3	—	100.0
Base Sales	$100.2	$87.1	$24.7	$4.8	$216.8

Net Sales / Ton	$2,048	$1,826	$2,250	$—	$1,999
Surcharges / Ton	$643	$603	$706	$—	$631
Base Sales / Ton	$1,405	$1,223	$1,544	$—	$1,368

(dollars in millions, tons in thousands)

	Nine Months Ended September 30, 2023
	Industrial	Mobile	Energy	Other	Total
Tons	233.0	239.0	54.2	—	526.2

Net Sales	$486.2	$404.9	$127.7	$15.6	$1,034.4
Less: Surcharges	132.4	103.4	37.7	—	273.5
Base Sales	$353.8	$301.5	$90.0	$15.6	$760.9

Net Sales / Ton	$2,087	$1,694	$2,356	$—	$1,966
Surcharges / Ton	$568	$433	$696	$—	$520
Base Sales / Ton	$1,519	$1,261	$1,660	$—	$1,446

	Nine Months Ended September 30, 2022
	Industrial	Mobile	Energy	Other	Total
Tons	268.3	245.5	50.0	—	563.8

Net Sales	$529.2	$427.0	$107.3	$21.0	$1,084.5
Less: Surcharges	180.7	143.8	36.3	—	360.8
Base Sales	$348.5	$283.2	$71.0	$21.0	$723.7

Net Sales / Ton	$1,972	$1,739	$2,146	$—	$1,924
Surcharges / Ton	$673	$585	$726	$—	$640
Base Sales / Ton	$1,299	$1,154	$1,420	$—	$1,284

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the third quarter of 2023 and as such the notes can be converted at the option of the holders beginning October 1 through December 31, 2023. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

In the first quarter of 2023, TimkenSteel repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $18.7 million. A loss on extinguishment of debt was recognized of $11.4 million, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. There were no repurchases related to the Convertible Notes during the second or third quarters of 2023. As of September 30, 2023, the principal balance on the Convertible Senior Notes due 2025 is $13.3 million.

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

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$225.4	$257.2

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(100.9)	(161.2)
Availability	299.1	238.8
Amount borrowed	—	—
Letter of credit obligations	(5.4)	(5.3)
Availability not borrowed	$293.7	$233.5

Total liquidity	$519.1	$490.7

(1) As of September 30, 2023, and December 31, 2021, TimkenSteel had less than $400 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of September 30, 2023, taking into account our view of mobile, industrial, and energy market demand for our products, and our 2023 operating and long-range plan, we believe that our cash balance as of September 30, 2023, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

In the first quarter of 2023, we repurchased a total of $7.5 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating annual interest savings of $0.5 million, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2023 by 0.7 million shares and, on a go-forward basis, reduced diluted shares outstanding by 1.0 million shares.

In the first half of 2022, we repurchased a total of $25.2 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating annual interest savings of $1.5 million, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2022 by 2.3 million shares and, on a go-forward basis, reduced diluted shares outstanding by 3.2 million shares.

For the three months ended September 30, 2023, the Company repurchased approximately 0.4 million common shares in the open market at an aggregate cost of $7.7 million, which equates to an average repurchase price of $21.82 per share. For the nine months ended September 30, 2023, the Company repurchased approximately 1.5 million common shares in the open market at an aggregate cost of $28.5 million, which equates to an average repurchase price of $18.81 per share. As of September 30, 2023, the Company had a balance of $44.5 million remaining on its authorized share repurchase program.

In October 2023, the Company repurchased approximately 0.1 million common shares in the open market at an aggregate cost of $1.9 million, which equates to an average repurchase price of $20.53 per share. As of October 31, 2023, the Company had $42.6 million remaining under its authorized share repurchase program.

Coronavirus Aid, Relief, and Economic Security Act

Due to a provision in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Company was able to defer the employer share of Social Security payroll taxes for a specified time during 2020. During the year ended December 31, 2020, the Company deferred $6.4 million in cash payments and recorded reserves for such deferred payroll taxes in salaries, wages and benefits on the Consolidated Balance Sheets, to be paid in two equal installments. The first installment in the amount of $3.2 million was paid during the fourth quarter of 2021 and the second installment of $3.2 million was paid during the fourth quarter of 2022.

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

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2023 and 2022. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Nine Months Ended September 30,
	2023	2022
Net cash provided (used) by operating activities	$51.2	$110.8
Net cash provided (used) by investing activities	(34.5)	(12.7)
Net cash provided (used) by financing activities	(48.2)	(94.5)
Increase (Decrease) in Cash and Cash Equivalents	$(31.5)	$3.6

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $51.2 million compared to net cash provided of $110.8 million for the nine months ended September 30, 2022. The change was primarily driven by lower profitability, and an increased use of cash for working capital, partially offset by insurance recoveries, during the nine months ended September 30, 2023 compared to the same time period in 2022.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2023 was $34.5 million compared to net cash used of $12.7 million for the nine months ended September 30, 2022. The change was due to higher capital expenditures for the nine months ended September 30, 2023 compared to the same period in 2022.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2023 was $48.2 million compared to net cash used of $94.5 million for the nine months ended September 30, 2022. The change was due to lower repurchases of Convertible Senior Notes and a lower level of common share repurchase activity under the share repurchase program, compared to the same time period in 2022. Refer to “Note 10 - Financing Arrangements” for more detail related to the Convertible Senior Notes due in 2025 and the share repurchase program.

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

New Accounting Guidance

See “Note 2 - Recent Accounting Pronouncements” in the Notes to the unaudited Consolidated Financial Statements.

Forward-Looking Statements

Certain statements set forth in this Quarterly Report on Form 10-Q (including our forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” ,“aspire,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strategic direction,” “strategy,” “target,” “will,” “would,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We caution readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of us due to a variety of factors, such as:

•
deterioration in global economic conditions, or in economic conditions in any of the geographic regions in which we conduct business, including additional adverse effects from global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which we or our customers conduct business, and changes in currency valuations;

•
the impact of global conflicts on the economy, sourcing of raw materials, and commodity prices;

•
climate-related risks, including environmental and severe weather caused by climate changes, and legislative and regulatory initiatives addressing global climate change or other environmental concerns;
•
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which we operate. This includes: our ability to respond to rapid changes in customer demand including but not limited to changes in customer operating schedules due to supply chain constraints or unplanned work stoppages; the effects of customer bankruptcies or liquidations; the impact of changes in industrial business cycles; and whether conditions of fair trade exist in the U.S. markets;
•
the potential impact of pandemics, epidemics, widespread illness or other health issues, such as COVID-19 or its variants on the company's operations and financial results, including cash flows and liquidity;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable-rate debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2023, we have $13.1 million of aggregate debt outstanding. None of our outstanding debt as of September 30, 2023 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Commodity Price Risk

In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys, natural gas and electricity. Additionally, the global conflicts could also exacerbate inflationary pressures throughout the global economy and lead to potential market disruptions, such as significant volatility in commodity prices and supply chain disruptions. Although our business has not been materially impacted by current conflicts to date, it is difficult to predict the extent to which our operations, or those of our suppliers, will be impacted in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended September 30, 2023.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (2)
Beginning shares available				$52.2
July, 2023	134,586	$22.22	134,586	$49.2
August, 2023	115,550	$21.64	115,550	$46.7
September, 2023	102,724	$21.08	102,724	$44.5
Quarter-to-date	352,860	$21.82	352,860	$44.5

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

Item 5. Other Information

During the quarter ended September 30, 2023, officers (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted written plans for the sale of the Company’s common shares intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangements”) as follows:

On August 21, 2023, Kevin A. Raketich, Executive Vice President and Chief Commercial Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 36,918 common shares as well as up to 19,350 common shares that may be earned (net of shares withheld for taxes) upon the vesting of performance-based restricted stock units awarded for the 2021-2023 performance period, which trading arrangement is scheduled to terminate no later than August 30, 2024.

On August 24, 2023, Kristine C. Syrvalin, Executive Vice President, General Counsel and Chief Human Resources Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 9,820 common shares acquired upon exercise of stock options as well as up to 33,600 common shares that may be earned (net of shares withheld for taxes) upon the vesting of performance-based restricted stock units awarded for the 2021-2023 performance period, which trading arrangement is scheduled to terminate no later than May 31, 2024.

On August 29, 2023, Kristopher R. Westbrooks, Executive Vice President and Chief Financial Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 87,388 common shares acquired upon exercise of stock options as well as up to 60,600 common shares that may be earned (net of shares withheld for taxes) upon the vesting of performance-based restricted stock units awarded for the 2021-2023 performance period, which trading arrangement is scheduled to terminate no later than May 31, 2024.

On August 29, 2023, Michael S. Williams, President and Chief Executive Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 25 percent of the 635,100 common shares that may be earned (net of shares withheld for taxes) upon the vesting of performance-based restricted stock units awarded for the 2021-2023 performance period, as well as up to 25 percent of the 423,400 common shares expected to be received (net of shares withheld for taxes) upon vesting of restricted stock units on January 5, 2024 , which trading arrangement is scheduled to terminate no later than July 8, 2024.

Each of the above-named officers is currently and is expected to remain in compliance with his or her share ownership guidelines following the sale of any common shares pursuant to his or her 10b5-1 trading arrangement.

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

TIMKENSTEEL CORPORATION

Date:	November 2, 2023	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)