Form 10-K
period 2023-12-31
Metallus Inc.
filed 2024-02-28
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 1-36313

METALLUS INC.

(Exact name of registrant as specified in its charter)

Ohio	46-4024951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1835 Dueber Avenue SW, Canton, OH	44706
(Address of principal executive offices)	(Zip Code)

330.471.7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of exchange in which registered
Common shares	MTUS	New York Stock Exchange

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was $903,279,470 based on the closing sale price as reported on the New York Stock Exchange for that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2024
Common Shares, without par value	43,889,467

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2024 Annual Meeting of Shareholders	Part III

Metallus Inc.

Part I.

Item 1. Business

Overview

Metallus Inc., formerly known as TimkenSteel Corporation, ("we", "us", "our", the "Company" or "Metallus") was incorporated in Ohio on October 24, 2013, and became an independent, publicly traded company as the result of a spinoff from The Timken Company ("Timken") on June 30, 2014. In the spinoff, Timken transferred to us all of the assets and generally all of the liabilities related to Timken’s steel business. On January 10, 2024, the Company announced its intent to change the name to Metallus, which became effective on February 26, 2024.

We manufacture alloy steel, as well as carbon and micro-alloy steel, using electric arc furnace ("EAF") technology. Our portfolio includes special bar quality (“SBQ”) bars, seamless mechanical tubing (“tubes”), manufactured components such as precision steel components, and billets. Additionally, we manage raw material recycling programs, which are used internally as a feeder system for our melt operations and allow us to sell scrap not used in our operations to third parties. Our products and solutions are used in a diverse range of demanding applications in the following end-markets: industrial; automotive; aerospace & defense; and energy.

SBQ steel is made to restrictive chemical compositions and high internal purity levels and is used in critical mechanical applications. We make these products from nearly 100% recycled steel, using our expertise in raw materials to create high-quality specialty metal products. We focus on creating tailored products for our respective end-markets. Our engineers are experts in both materials and applications, so we can work closely with each customer to deliver flexible solutions related to our products as well as to their applications and supply chains.

The SBQ bar, tube, and billet production processes take place at our Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets we produce and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Our production of manufactured components takes place at two downstream manufacturing facilities: Tryon Peak (Columbus, North Carolina) and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of our end-markets. As a result, investments in our facilities and resource allocation decisions affecting our operations are designed to benefit the overall business, not any specific aspect of the business.

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

Strengths and Strategy

Our customers are at the core of everything we do, from how we make our strong, sustainable steel to the markets we serve.

We bring to every project a greater understanding of metallurgy and the critical elements required for a quality product. We prioritize collaboration with our customers to ensure that the solutions we deliver meet their specifications and expectations. From design to delivery, and beyond, our knowledgeable customer service team supports the entire project lifecycle to keep our customers informed and preserve lasting partnerships.

Special bar quality (SBQ) steel is our niche, and our capabilities extend into tubing and manufactured components. Our customers benefit from our expertise; over 70% of our sales representatives, account managers, and technical service team members have engineering backgrounds. We apply this knowledge through product design and investments in our manufacturing capabilities. We also care about our customers, and provide tailored solutions built on a technical foundation through our:

•
Knowledgeable, experienced, and attentive management and technical teams.
•
Trusted, lasting partnerships with customers across diverse end markets.
•
Leadership position in differentiated markets with a legacy of providing critical applications.

Major Customers

We sell products and services that are used in a range of demanding applications around the world. We have approximately 350 diverse customers in the following end-markets: industrial; automotive; aerospace & defense; and energy. No one customer accounted for 10% or more of net sales in 2023.

Products

We believe we produce some of the cleanest, highest performing alloy air-melted steels in the world for our customers’ most demanding applications. We leverage our technical knowledge, development expertise and production and engineering capabilities across all of our products and end-markets to deliver high-performance products to our customers.

SBQ Steel Bar, Seamless Mechanical Steel Tubes, and Billets. Our focus is on alloy steel, although in total we manufacture more than 500 grades of high-performance alloy, carbon, and micro-alloy steel, sold as bars, tubes and billets. These products are custom-made in a variety of chemistries, lengths and finishes. Our metallurgical expertise and what we believe to be unique operational capabilities drive high-value solutions for industrial, automotive, aerospace & defense and energy customers. Our specialty metals are featured in a wide variety of end products including: gears; hubs; axles; crankshafts and motor shafts; oil country drill pipe; bits and collars; bearing races and rolling elements; bushings; fuel injectors; wind energy shafts; anti-friction bearings; artillery and mortar bodies; and other demanding applications where mechanical power transmission is critical to the end customer.

Manufactured Components. In addition to our customized steels, we also custom-make precision components that provide us with the opportunity to further expand our market for bar and tube products and capture additional sales. These products provide customers, especially those in the automotive end-market, with ready-to-finish components that simplify vendor management, streamline supply chains and often cost less than other alternatives. We also customize products and services for the industrial, aerospace & defense and energy end-markets.

Sales and Distribution

Our sales force is made up largely of engineers that are backed by a team of metallurgists and other technical experts. While most of our products are sold directly to original equipment ("OE") manufacturers, a portion of our sales are made through authorized distributors and steel service centers, representing approximately 25% of net sales during 2023. The majority of our customers are served through individually negotiated price agreements.

Competition

The steel industry, both domestically and globally, is highly competitive and is expected to remain so. Maintaining high standards of asset reliability, product quality and customer service, while keeping production costs competitive, is essential to our ability to compete with domestic and foreign manufacturers of alloy steel and mechanical components. For bar products less than 6-inch in diameter, the primary competitor is foreign-owned domestic producer Gerdau Special Steel North America (a unit of Brazilian steelmaker Gerdau, S.A). For bar products up to 9-inch in diameter, domestic producers Steel Dynamics, Inc. and Nucor Corporation (in some cases up to 10-inch) are our principal competitors. For very large bars from 10 to 16 inches in diameter, offshore producers as well as specialty forging companies in North America such as Scot Forge and Frisa are the primary competitors. For seamless mechanical tubing, offshore producers such as Tenaris, S.A., Vallourec, S.A. and TMK Group are our primary competitors, as well as the foreign-owned domestic producer ArcelorMittal Tubular Products (a unit of Luxembourg-based ArcelorMittal, S.A.). We also provide unique manufactured steel products and supply chain solutions to our customers in the industrial, automotive, aerospace & defense and energy end-markets. Manufactured component competitors include both integrated and non-integrated component producers.

Lead Time

The lead time for our products varies based on product type and specifications. As of the date of this filing, our lead times for bar products currently extend to April and tube product lead times extend into May 2024.

Raw Materials

The principal raw materials that we use to manufacture steel are recycled scrap metal, chrome, nickel, molybdenum oxide, vanadium and other alloy materials. Raw materials comprise a significant portion of the steelmaking cost structure and are subject to price and availability changes due to global demand fluctuations and local supply limitations. Proper selection and management of raw materials can have a significant impact on procurement cost, steelmaking energy costs, mill productivity and ability to adapt to supply chain constraints. In addition to accessing scrap and alloys through the open market, we have established a scrap return supply chain with many of our customers. This part of our business leverages our knowledge of the raw material supply industry and an extensive network of relationships that result in steady, reliable supply from our raw material sources.

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

There are two components of our raw material surcharge. One component is related to the scrap metal content in our finished product and is based on the published No. 1 busheling scrap index. The other component is related to alloy material content in our finished product and is based on published prices for nickel, molybdenum, vanadium, chrome, and manganese. The natural gas surcharge is only applicable when the price of natural gas exceeds a certain dollar amount per MMBtu.

Our surcharge mechanisms are designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales.

Faircrest Melt Shop Unplanned Downtime

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the fourth quarter of 2022, the Company recognized an insurance recovery of $33.0 million related to the 2022 unplanned downtime, of which $13.0 million was received in the fourth quarter of 2022 and $20.0 million was received in the first quarter of 2023. Additionally, during the third quarter of 2022, the Company recognized an insurance recovery of $1.5 million related to an unplanned outage at our Faircrest facility in November 2021.

During 2023, the Company recognized insurance recoveries of $31.3 million related to the 2022 Faircrest melt shop unplanned downtime, of which $11.3 million was received during 2023 and $20.0 million was received in the first quarter of 2024. The 2022 insurance claims were closed as of the first quarter of 2024.

For further information related to previous insurance recoveries, refer to "Note 7 - Other (Income) Expense, net" in the Notes to the Consolidated Financial Statements for additional information.

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

From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. We recorded reserves for such environmental matters of $0.6 million and $0.1 million as of December 31, 2023 and 2022, respectively. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes the ultimate disposition of these matters should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Legal Proceedings

Information required by this section is incorporated herein by reference to “Item 3. Legal Proceedings.”

Patents, Trademarks and Licenses

While we own a number of U.S. and foreign patents, trademarks, licenses and copyrights, none are material to our products and production processes.

Governance and Environmental Stewardship

Metallus is committed to promoting the long-term interests of shareholders and building public trust through good governance practices. We are committed to operating in accordance with the highest standards of ethics and integrity, and maintaining robust programs focused on compliance. To ensure effective and responsive governance, we regularly review and update our policies and procedures and the charters for our Board committees, and regularly evaluate director skills, qualifications, and experience.

The Metallus Code of Conduct sets forth policies covering a broad range of subjects, including antitrust and competition, corruption and bribery, conflicts of interest, inside information, accurate financial records, harassment, environment, health and safety and intellectual property, among other matters, and requires strict adherence to laws and regulations applicable to the Company’s business. We have also adopted an insider trading policy, which prohibits insider trading in our securities while possessing material nonpublic information and applies to all employees, including officers and directors. In addition, in accordance with our Supplier Code of Conduct, we seek to work with suppliers that share our core values. We are also committed to the protection and advancement of human rights, as further described below under “Human Capital – Commitment to Human Rights.”

As part of our commitment to environmental stewardship, we continuously seek to improve the efficiency and cleanliness of our EAF operations while delivering quality projects and services that help our customers succeed. We employ proactive environmental practices that focus on maintaining clean air, water and land, and comply with environmental rules and regulations. Innovation, collaboration and stakeholder engagement are embedded within our environmental programs. Our Board of Directors oversees our sustainability strategy, including receiving regular updates from senior leadership and reviewing sustainability-related risks and opportunities annually.

In October 2021, the Company announced the following 2030 environmental goals, compared with a 2018 baseline:

•
40% absolute reduction in combined Scope 1 and Scope 2 greenhouse gas emissions
•
30% absolute reduction in total energy consumption (direct and indirect)
•
35% absolute reduction in fresh water withdrawn
•
10% reduction in waste-to-landfill intensity

The Company’s 2030 targets for GHG emissions, energy consumption and fresh water withdrawn are based on an absolute or total reduction in the amount of GHG emissions, energy consumption and fresh water withdrawn as compared to a 2018 baseline. In contrast, the Company’s waste-to-landfill target is based on an intensity or percentage reduction of waste-to-landfill per ton of steel shipped as compared to a 2018 baseline. All 2030 targets are based on the Company’s operating assets as of 2018 and do not account for any future inorganic growth or other expansion of the Company's facilities or operating assets, for which an adjustment to the absolute reduction may be required. The Company selected 2018 as the baseline year as it aligns with the baseline used in the Company’s Sustainability Accounting Standards Board (SASB) disclosure. Following the publication of steel sector guidance and standards in 2023 by the Global Steel Climate Council (GSCC), the Company has evaluated its existing goals and performance. The Company intends to submit a science-based target aligned with the GSCC's Steel Climate Standard for validation by an accredited third-party organization, which may result in refreshed environmental goals.

We have allocated approximately $3 million of capital expenditures per year through 2030 to achieve our long-term sustainability goals, including safety- and environmental-related projects. In 2023, actual capital expenditure spend was approximately $4 million related to these initiatives, which primarily related to safety projects.

Learn more about our governance and environmental stewardship on the Sustainability section of our website at www.metallus.com.

Human Capital

Employment

At December 31, 2023, we had approximately 1,840 employees, with approximately 64% of our employees covered under a collective bargaining agreement.

On October 29, 2021, the United Steelworkers ("USW") Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract, which is in effect until September 27, 2025, provides Metallus' Canton-based bargaining employees an increase to base wages every year, competitive healthcare and retirement benefits for all members, as well as a continued focus on employee wellbeing as well as safe and sustainable operations. The Contract covers approximately 1,170 bargaining employees at the Company’s Canton, Ohio operations.

Health and safety

At Metallus, our core value of Safety First expresses our belief that the health and well-being of our fellow employees is essential to our ability to achieve our mission to be an industry-leading provider of high-quality specialty metals and to deliver exceptional value for our customers, employees and investors. Building and maintaining a culture of safety empowers each of us as individuals, and collectively as a Company, to successfully grow. Our commitment to safety is rooted in the recognition that our personal actions affect the safety and performance of others. This sense of responsibility drives engagement through increased awareness of the vital role each team member plays in promoting a safe work environment while maintaining our commitment to best-in-class quality in our processes and products.

We recognize the need and are committed to improving the Company's safety culture. During 2022, we introduced new safety training focused on the core elements of improving the safety culture and performance while helping to understand the direct impact human factors have on all of us. In 2023, we built on this foundation with additional training regarding human factors which positively influence safety, performance and reliability outcomes. We invested approximately $10 million in 2023 in Company-wide safety training, equipment and improved safety processes in an effort to ensure we are creating a lasting culture of safety. We expect to invest approximately $7 million in 2024 to further expand these efforts. To reinforce the importance of operating safely and responsibly, a safety metric (comprised of both leading and lagging indicators beginning in 2023) is included in our annual incentive compensation plan for all salaried employees.

Belonging and inclusion

At Metallus, we believe our people are our strongest assets. Creating an atmosphere that provides a sense of belonging and inclusion are fundamental to our strategic imperative to attract and retain top talent. We foster a culture that lends a variety of perspectives and expertise to our operations and reflects the communities in which we operate. We recognize that a diverse workforce and an inclusive, engaging culture has enabled us to deliver innovative solutions throughout the life of our business and is key to our continued business success. Within our organization, we maintain employee resource groups (ERGs) which further promote belonging and inclusion. We have an advisory council comprised of senior leaders in the Company and the executive sponsors of our ERGs to help establish priorities to advance the Company's objectives. In 2023, our ERGs expanded their programming and employee engagement with the support of the advisory council. Metallus is also proudly involved in several organizations that promote and foster belonging and inclusion in our community and industry.

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

Employee retention

We seek to retain the best people by providing them with opportunities to grow, build skills and be appreciated for their contributions as they work to serve our customers. We are committed to living our Core Values and building a culture that embodies the principles of our Cultural Framework.

Core Values	Cultural Framework
Safety First	Care
Customer Driven	Communicate
Best in Class Quality	Collaborate
Innovative and Collaborative	Follow-Through
Ethical and Responsible	Follow-Up

Our employees are critical to our success and are the reason we are able to execute at a high level. We believe a continuous focus on Company culture and employee engagement will help us provide high quality products to our customers. In 2023, we conducted quarterly surveys to gather insight into the level of employee engagement at Metallus and other factors that contribute to a successful workplace. These surveys help to ensure we are continuously listening to our employees and measuring our progress. We regularly communicate with our employees regarding survey results and actions being taken in response.

We diligently track our employee retention and management regularly evaluates our employees’ retention risk. For 2023, we ended the year with an overall voluntary turnover rate of approximately 8.9 percent, comprised of approximately 7.5 percent for salaried and approximately 9.5 percent for hourly employees. This compares to an overall voluntary turnover rate of approximately 16 percent in 2022 and 10 percent in 2021. The voluntary turnover rate in 2023 was driven primarily by normal retirements and a continuing competitive labor market.

Employee training and development

At Metallus, we believe that our vision moves us forward and our people drive our success. That is why it is a core component of our strategy to invest in talent and leadership development at all levels of the Company. We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our business strategy. In 2023, we continued and expanded upon many of the programs first introduced in 2022 and aimed at developing leadership and other professional skills and capabilities, including Perpetual's High-Performing Teams, Thayer Leadership Principles, negotiation skills and supervisor training, as well as an apprentice program for mechanical and electric maintainers. We also offer an educational reimbursement program to assist employees with the cost of obtaining certain undergraduate or graduate degrees. Metallus encourages our employees to constantly learn and grow and has aligned our performance management system to support this focus on continuous learning and development.

Commitment to Human Rights

At Metallus, we are committed to the protection and advancement of human rights. We recognize our responsibility for the Company's culture and the impact our practices have on society as a whole. Being ethical and responsible at our core means that we believe in treating all people with dignity and respect, from our workplaces to our supply chain partners. Fundamental human rights go beyond any policy - they are inherent to all human beings, regardless of race, sex, nationality, ethnicity, religion or other status, and are embedded throughout our organization. As further detailed in our applicable policies, Metallus does not tolerate harassment or disrespect of an individual for any reason, and we strictly forbid any form of child labor, forced labor or slavery, or human trafficking at any of our facilities or within our supply chain. In 2023, Metallus published a new supplier code of conduct outlining our expectations for suppliers in the areas human rights, ethical business practices, responsible sourcing, environmental sustainability and information security. Our supplier code of conduct, along with standalone policies on human rights, child and forced labor, conflict minerals and human trafficking, can be found on the Sustainability page of our website at www.metallus.com. These policies, together with our Code of Conduct, include additional details regarding our commitment to human rights.

More information on Metallus' corporate responsibility can be found on the Sustainability page of our website at www.metallus.com.

Available Information

We use our Investor Relations website at http://investors.metallus.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. We post filings (including our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively; our proxy statements; and any amendments to those reports or statements) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). All such postings and filings are available on our website free of charge. In addition, our website allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our website. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information contained on or accessible through, including any reports available on, our website, or on any other website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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

We are dependent on our key customers.

As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2023, sales to our 10 largest customers accounted for approximately 46% of our net sales. Additionally, customers continue to demand stronger and lighter products, among other adaptations to traditional products. We may not be successful in meeting these technological challenges and there may be increased liability exposure connected with the supply of additional products and services.

Any change in the operation of our raw material surcharge mechanisms, a raw material market index or the availability or cost of raw materials could materially affect our revenues, earnings, and cash flows.

We require substantial amounts of raw materials, including scrap metal and alloys, to operate our business. The majority of our customer agreements contain surcharge pricing provisions that are designed to enable us to recover raw material cost increases. The surcharges are generally tied to a market index for that specific raw material. Historically, many raw material market indices have reflected significant fluctuations. Any change in a raw material market index could materially affect our revenues. Any change in the relationship between the market indices and our underlying costs could materially affect our revenues, earnings, and cash flow. Additionally, fluctuation in the cost of certain alloys not covered by a raw material surcharge could materially affect our revenues, earnings, and cash flow.

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

Interruptions in production capabilities would likely increase our production costs and reduce sales and earnings for the affected period. In addition to equipment failures, our facilities and information technology systems are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment for which there may be only limited or no production alternatives, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures, which could cause us to lose or prevent us from taking advantage of various business opportunities or prevent us from responding to competitive pressures. There can be no assurance that our insurance coverage for these types of events will be adequate or continue to be available on terms acceptable to us.

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

We produce high-performance carbon and alloy steel, sold as bars, tubes and billets in a variety of chemistries, lengths and finishes designed for our customers’ demanding applications. Failure of the materials that are included in our customers’ applications could give rise to product liability or warranty claims. If we fail to meet a customer’s specifications for its products, we may be subject to product quality costs and claims. A successful warranty or product liability claim against us could have a material adverse effect on our business ,financial condition and results of operations.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.

A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2023, approximately 64% of our employees were covered under a collective bargaining agreement that expires in September 2025. Any failure to negotiate and conclude a new collective bargaining agreement with the union when the existing agreement expires could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our strategic imperatives are centered around people, profitability, process improvement, business development, and sustainability. These focus areas are intended to drive sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow. If we are unsuccessful in executing on our strategic imperatives, it could negatively impact profitability and liquidity, requiring us to alter our strategy.

Expectations relating to environmental, social and governance (“ESG”) matters and/or our reporting of such matters could expose us to potential liabilities, increased costs, reputational harm and other negative impacts on our business.

There is an increasing focus from investors, customers, employees, and other stakeholders concerning sustainability and ESG matters, and an increasing number of investors and customers are requiring companies to disclose sustainability and ESG policies, practices and metrics. Our customers may require us to implement sustainability and ESG responsibility procedures or standards before they continue to do business with us. In addition, some investors use ESG criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies relating to ESG matters are inadequate or, on the other hand, have a negative response to such policies as a result of anti-ESG sentiment. Additionally, we may face reputational challenges in the event that our sustainability and ESG policies, practices and metrics do not meet the standards set by certain constituencies, which are often inconsistent in approach. Furthermore, standards for tracking and reporting on sustainability and ESG matters have not been harmonized and continue to evolve. Our processes and controls for reporting of sustainability and ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting such metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals or reported progress in achieving such goals. There can be no assurance of the extent to which any of our ESG targets and goals will be achieved, if at all; we could fail, or be perceived to fail, in our achievement of any such initiatives, targets or goals, or we could fail in fully and accurately reporting our progress on any such initiatives, targets and goals. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

We may not be able to complete or successfully integrate future acquisitions into our business, which could adversely affect our business and results of operations

We intend to consider growth opportunities through the acquisition of assets or companies and routinely review acquisition opportunities. We cannot predict whether we will be successful in identifying suitable acquisition candidates or pursuing acquisition opportunities or whether we will be able to achieve the strategic and other objectives related to such acquisitions. Acquisitions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, information systems, technologies, services and products of the acquired product lines or business, personnel turnover, and the diversion of management’s attention from other business matters. Depending upon the nature, size, and timing of future acquisitions, we may be required to raise additional financing. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize the expected benefits from a completed acquisition in the timeframe that we anticipate, or at all, which could adversely affect our business and results of operations.

Risks Related to Our Debt

Deterioration in our asset borrowing base could adversely affect our financial health and restrict our ability to borrow necessary cash to support the needs of our business and fulfill our pension obligations.

As of December 31, 2023, we had outstanding debt of $13.2 million and our total liquidity was $539.4 million.

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

On September 30, 2022, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into a Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s secured Third Amended and Restated Credit Agreement, dated as of October 15, 2019.

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
•
conditions or trends in our industry or end-markets;
•
the performance of other companies in our industry and related market valuations;
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

The conversion of some or all of the Convertible Notes may dilute the ownership interest of our shareholders. On conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares. If we elect to settle our conversion obligation in common shares or a combination of cash and common shares, this could adversely affect prevailing market prices over our common shares.

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

General Risk Factors

Weakness in global economic conditions or in any of the industries or geographic regions in which we or our customers operate, as well as the cyclical nature of our customers’ businesses generally or sustained uncertainty in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.

Our results of operations may be materially affected by conditions in the global economy generally and in global capital markets. There has been volatility in the capital markets and in the end-markets and geographic regions in which we or our customers operate, which has negatively affected our revenues at times. Many of the markets in which our customers participate are also cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and government actions, and many of these factors are beyond our control.

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

Our business substantially depends on the continued service of key members of our management. The loss of the services of a significant number of members of our management could have a material adverse effect on our business. Modern steel-making uses specialized techniques and advanced equipment that requires experienced engineers and skilled laborers. Our future success will depend on our ability to attract and retain highly skilled personnel and senior management professionals. Competition for employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. Additionally, costs to attract and retain employees may be increased given the competitive labor market. If we do not succeed in retaining our current employees and attracting new high-quality employees, our business could be materially adversely affected.

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

Compliance with the laws and regulations described above or with other applicable foreign, federal, state and local laws and regulations currently in effect or that may be adopted in the future could materially adversely affect our competitive position, operating results, financial condition and liquidity.

Pandemics, epidemics, widespread illness or other health issues could adversely affect the Company's operations and financial results, including cash flows and liquidity.

Although it is not possible to predict the impact of pandemics, epidemics, widespread illness or other health issues, on our business, results of operations, financial position or cash flows, such impacts that may be material include, but are not limited to: (i) reduced sales and profit levels; (ii) slower collection of accounts receivable and potential increases in uncollectible accounts receivable; (iii) increased operational risks as a result of manufacturing facility disruptions; (iv) delays and disruptions in the availability of and timely delivery of materials and components used in our operations, as well as increased costs for such material and components, and (v) increased cybersecurity risks including vulnerability to security breaches, information technology disruptions and other similar events as a result of a substantial number of employees utilizing remote work arrangements.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation resulted in our conclusion that, as of December 31, 2023, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cyber Security

Our cybersecurity program is led by a team of skilled cybersecurity professionals, including dedicated internal cybersecurity resources and external advisors. In the normal course of business, we may collect and store sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information. We maintain a robust cybersecurity incident response plan, which details the incident response procedures, tactical and strategic team membership, and points of contact related to the response processes. The Company also maintains a detailed decision-tree-based playbook which is a supplement to the plan and focuses on specific types of incidents and the appropriate response steps. Cybersecurity is an important part of our Enterprise Risk Management (“ERM”) program, and the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach. The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying and managing material risks from cybersecurity threats and responding to cybersecurity incidents are fully integrated into the Company’s ERM program. The plan and playbook are structured to align with the National Institute of Standards and Technology (“NIST”) Cybersecurity framework practices. The plan and playbook are reviewed at least annually. In addition, we maintain insurance that includes cybersecurity coverage.

The Company adheres to a periodic, third-party facilitated testing exercise of the cybersecurity incident response plan and playbook with the Company's tactical and strategic team members. The teams are comprised of key members of the organization and external advisors who hold critical importance in the handling of cybersecurity events. The exercise covers response procedures for prevalent cybersecurity incidents including but not limited to phishing, third-party breaches, and a standard incident response process. The documentation helps leaders make appropriate, pre-planned decisions. To assist, appendices detailing generalized incident response checklists and workflows from the Cybersecurity & Infrastructure Security Agency ("CISA") and the NIST are referenced and used as a framework. Lastly, the response plans contain instructions on collecting and incorporating lessons learned after a successful identification and remediation of a security event. The information security team also works in partnership with the Company's internal audit team to review information technology-related internal controls with our external auditor as part of our overall internal controls process.

In light of the pervasive and increasing threat from cyberattacks, the Board of Directors, with input from management, assesses the measures implemented by us to mitigate and prevent cyberattacks. The Company’s Information Technology (“IT”) leadership team consults with and provides regular updates to the Board of Directors, as well as our chief executive officer and other members of our senior management team, as appropriate, on technology and cybersecurity matters, the status of projects to strengthen our information security systems, assessments of the information security program, timely reports regarding any cybersecurity incident that meets established reporting thresholds, and emerging threat landscape. In addition, the Company has an IT governance committee, which is comprised of the chief executive officer, IT and other officers of the Company. The IT governance committee meets quarterly, and as necessary, to discuss the cybersecurity program and other relevant topics. The IT team also consults regularly with the Board of Director’s cybersecurity expert in between meetings. Our program is evaluated by internal and external experts with the results of those reviews reported to senior management and the Board of Directors, at least semi-annually. The Board of Directors has oversight responsibility for our data security practices and we believe the Board of Directors has the requisite skills and awareness into the design and operation of our data security practices to fulfill this responsibility effectively.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.

See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information security systems.

Item 2. Properties

We are headquartered in Canton, Ohio, on a campus of owned facilities that are adjacent to our steelmaking operations.

We have manufacturing facilities at multiple locations in the United States. These manufacturing facilities are located in Canton and Eaton, Ohio and Columbus, North Carolina. In addition to these owned manufacturing facilities, we lease a distribution facility in Mexico. The aggregate floor area of these facilities is 3.6 million square feet, of which approximately twelve thousand square feet is leased and the rest is owned. The buildings occupied by us are principally made of brick, steel, reinforced concrete and concrete block construction.

Our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. We believe our facilities are in satisfactory operating condition and are suitable and adequate to conduct our business and support future growth.

Our melt capacity utilization was 70%, 63% and 73% for the years ended December 31, 2023, 2022 and 2021, respectively.

Item 3. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Information about our Executive Officers

The executive officers of our Company as of February 28, 2024, are as follows:

Name	Age	Current Position
Michael S. Williams	63	President and Chief Executive Officer
Kristopher R. Westbrooks	45	Executive Vice President and Chief Financial Officer
Kristine C. Syrvalin	55	Executive Vice President, General Counsel and Chief Human Resources Officer
Kevin A. Raketich	57	Executive Vice President and Chief Commercial Officer

Michael S. Williams is the President and Chief Executive Officer, a position he has held since January 2021. Previously, Mr. Williams served as CEO of Bayou Steel Group, a U.S. producer of structural steel and merchant bar, from May 2019 to September 2019, and as President of Outokumpu Americas for Outokumpu Oyj, a global leader in the stainless steel industry, from 2015 to 2019. Before that, Mr. Williams held a number of leadership roles at US Steel Corporation, a Fortune 500 company and leading integrated steel producer, from 2006 to 2015, including Senior Vice President, North American Flat Rolled and, most recently, Senior Vice President, Strategic Planning and Business Development. Earlier in his career, Mr. Williams served as Vice President of Commercial Products at Special Metals Corporation (a leader in the invention, production and supply of high-nickel alloys) and, prior to that, as Chairman and Chief Executive Officer of Ormet Corporation (a manufacturer of foil, sheet, billet and other aluminum products). Mr. Williams earned his bachelor of science degree in information science from the University of Pittsburgh.

Kristopher R. Westbrooks is Executive Vice President and Chief Financial Officer, a position he has held since September 2018. Previously, Mr. Westbrooks served from April 2015 until August 2018 as Vice President, Corporate Controller and Chief Accounting Officer at A. Schulman, Inc., a global supplier of high-performance plastic compounds, composites and powders. From 2011 until his appointment as Chief Accounting Officer in 2015, Mr. Westbrooks held various finance roles of increasing responsibility at A. Schulman, Inc. He earned his bachelor of science degree in business and master’s degree in accountancy from Miami University of Ohio and is a certified public accountant.

Kristine C. Syrvalin is Executive Vice President, General Counsel and Chief Human Resources Officer, a position she has held since May 2022. Prior to assuming her current role, she had served as Executive Vice President, General Counsel and Secretary since January 2021, and as Assistant General Counsel and Vice President - Ethics and Compliance since October 2014, in each case for Metallus. Previously, Ms. Syrvalin served as Vice President, Assistant General Counsel and Corporate Secretary for OMNOVA Solutions Inc., a global manufacturer of emulsion polymers, specialty chemicals, and functional and decorative surfaces, from September 2001 until October 2014. She earned her bachelor’s degree from Miami University of Ohio and her juris doctor degree from Case Western Reserve University School of Law.

Kevin A. Raketich is Executive Vice President and Chief Commercial Officer, a position he has held since May 2022. Prior to assuming his current role, Mr. Raketich served as Executive Vice President, Sales, Marketing, and Business Development since May 2021 and as Executive Vice President, Strategy and Corporate Development from January 2017 until May 2021, in each case for Metallus. Previously, he held a number of leadership roles at Metallus since the spinoff from The Timken Company in 2014, including Vice President, Industrial and Energy, Vice President, Business Development, and Director-International. Prior to the spinoff, Mr. Raketich held various roles of increasing responsibility at The Timken Company. He earned his bachelor's degree in material science engineering from Michigan State University and his master's degree in business administration from Duke University's Fuqua School of Business.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Common Stock Prices and Cash Dividends Per Share:

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol “MTUS.” The estimated number of record holders of our common shares at December 31, 2023 was 3,040.

Our Amended Credit Agreement places certain limitations on the payment of cash dividends. Please refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements and the Results of Operations for additional discussion.

Issuer Purchases of Common Shares:

On December 20, 2021, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. Any repurchase would be in accordance with our Amended Credit Agreement, which places certain limitations on our ability to purchase our common shares. As of December 31, 2022, this authorization has been exhausted.

On November 2, 2022, the Board of Directors authorized an additional $75.0 million share repurchase program. This authorization reflects the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow.

The table below provides information concerning our repurchase of common shares for the three months ended December 31, 2023.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$44.5
October, 2023	94,408	$20.53	94,408	$42.5
November, 2023	56,251	$20.25	56,251	$41.4
December, 2023	45,867	$21.76	45,867	$40.4
Quarter ended December 31, 2023	196,526	$20.74	196,526	$40.4

Subsequent to December 31, 2023, the Company repurchased 0.1 million additional common shares in the open market at an aggregate cost of $1.2 million, which equates to an average repurchase price of $21.07 per share. As of February 15, 2024, the Company has $39.2 million remaining under its authorized share repurchase program.

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

(2) The average price paid per share excludes any broker commissions.

(3) On December 20, 2021, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. On November 2, 2022, the Board of Directors authorized an additional $75.0 million share repurchase program. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and does not have an expiration date.

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table sets forth certain information as of December 31, 2023, regarding the equity compensation plan maintained by us on that date, the Amended and Restated 2020 Equity and Incentive Compensation Plan (the "Amended 2020 Plan"), which amended the previous 2020 Equity and Incentive Compensation Plan (the "Original 2020 Plan") plus certain awards still outstanding under all plans preceding the Original 2020 Plan (as well as certain inducement awards granted to our CEO in 2021 that remained outstanding. Refer to "Note 16 - Stock-Based Compensation" in the Notes to the Consolidated Financial Statements and the Results of Operations for additional details.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans reflected in column (a) (3)
Equity compensation plans approved by security holders(4)	3,583,065	$17.95	3,253,585
Equity compensation plans not approved by security holders(5)	1,058,500	—	—
Total	4,641,565	$17.95	3,253,585

(1) The amount shown in column (a) and covered under an equity compensation plan approved by security holders includes the following: nonqualified stock options - 621,350; deferred shares – 219,080; performance-based restricted stock units – 1,773,226 (based on potential maximum performance); and time-based restricted stock units – 969,409 (which includes 935,109 cliff-vested restricted stock units). As a result, this amount may overstate eventual actual dilution.

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

(4) The Company also maintains the Director Deferred Compensation Plan pursuant to which non-employee Directors may defer receipt of common shares authorized for issuance under the Company's equity plans. The table does not include separate information about this plan because it merely provides for the deferral, rather than the issuance, of common shares.

(5) These securities were granted to Michael S. Williams on January 5, 2021 and were approved by the Compensation Committee of the Company's Board of Directors. These securities were granted outside of the Original 2020 Plan as inducements material to Mr. Williams acceptance of employment with Metallus. The securities awarded consist of time-based restricted share units covering 423,400 of Metallus' common shares and performance-based restricted share units covering a target number of 423,400 of Metallus' common shares (with a maximum payout opportunity of 635,100 common shares).

Performance Graph:

The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s ("S&P") MidCap 400 Index ("S&P MidCap 400"), S&P 500 Steel Sub-Industry Index ("S&P 500 Steel"), and S&P 1500 Steel Sub-Industry Index ("S&P 1500 Steel"), assuming $100 was invested and that cash dividends were reinvested for the period December 31, 2018 through December 31, 2023.

COMPARISON OF CUMULATIVE TOTAL RETURN
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
MTUS
S&P MidCap 400
S&P 500 Steel
S&P 1500 Steel

Date	Metallus Inc.	S&P MidCap 400	S&P 500 Steel	S&P 1500 Steel
December 31, 2018	$100.00	$100.00	$100.00	$100.00
December 31, 2019	$85.22	$109.21	$125.29	$115.36
December 31, 2020	$53.26	$100.40	$140.27	$115.68
December 31, 2021	$190.38	$220.52	$172.02	$195.82
December 31, 2022	$202.18	$256.51	$145.44	$236.70
December 31, 2023	$273.31	$325.28	$170.48	$323.96

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6. Selected Financial Data

Intentionally omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023.

The MD&A is organized as follows:

•
Overview: From management’s point of view, we discuss the following:
o
Summary of our business and the markets in which we operate
o
Key trends and events during the current year
•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements
•
Non GAAP (1) Financial Measures: An analysis of our net sales by end-market, adjusted to exclude surcharges, which management uses to better analyze key market indicators and trends and allows for enhanced comparison between our end markets.
•
Liquidity and Capital Resources: An analysis of our cash flows, working capital, debt structure, contractual obligations and other commercial commitments.
•
Critical Accounting Policies: An overview of accounting policies identified by the Company as critical that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.

Overview

Business Overview

We manufacture alloy steel, as well as carbon and micro-alloy steel, using electric arc furnace ("EAF") technology. Our portfolio includes special bar quality (“SBQ”) bars, seamless mechanical tubing (“tubes”), manufactured components such as precision steel components, and billets. Our products and solutions are used in a diverse range of demanding applications in the following end-markets: industrial, automotive, aerospace & defense, and energy.

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

2023 Business Highlights

The following items represent key trends and events during the year ended December 31, 2023:

•
Aerospace & Defense end market: We continue to optimize our product portfolio, increasing aerospace & defense ship tons by approximately 70% compared with the year ended December 31, 2022.
•
Base sales: The Company's products continued to demand strong base sales prices throughout 2023, with average base sales price per ton improving in all end-markets compared with 2022.

(1) Please see discussion of non-GAAP financial measures in Form 10-K – Net Sales Adjusted to Exclude Surcharges

•
Capital investments: The Company continues to invest organically with $51.6 million of capital investments. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability, as well as additional manufactured component capacity for profitable growth.
•
Shareholder returns: The Company repurchased approximately 1.7 million common shares at a cost of $32.9 million, or $19.03 per share. In addition, the Company repurchased $7.5 million of its outstanding convertible notes at a cost of $18.7 million. Combined, the 2023 common share and convertible note repurchase activity reduced diluted shares outstanding by 2.7 million shares on a go-forward basis.
•
Liquidity: Our balance sheet has remained strong, with total liquidity of $539.4 million, including cash and cash equivalents of $280.6 million as of December 31, 2023. Operating cash flow of $125.3 million in 2023 was primarily driven by profitability, partially offset by higher working capital.
•
Rebranding: On January 10, 2024, we announced our rebranding of the Company under the name Metallus Inc. We believe this change reflects our expertise in high-performance specialty metals and positions us for growth beyond carbon steel.

Net Sales

The charts below present net sales and shipments for the years ended December 31, 2023, 2022 and 2021.

Net Sales
$ in Millions
$1,500
$1,200
$900
$600
$300
$0
$1,362.4
$1,329.9
$1,282.9
2023
2022
2021

Shipments (tons)
Tons in thousands
900
700
500
300
100
683.8
692.1
818.6
2023
2022
2021

Net sales for the year ended December 31, 2023 were $1,362.4 million, an increase of $32.5 million, or 2.4%, compared with the year ended December 31, 2022. The increase in sales was primarily driven by favorable price/mix, partially offset by a decrease in surcharges and lower volume. Favorable price/mix of $116.9 million was primarily due to higher base prices across all end-markets. Lower market prices for scrap drove the unfavorable surcharges of $75.0 million, partially offset by higher alloy prices. Lower volume of 8.3 thousand ship tons resulted in a net sales decrease of $9.4 million. Excluding surcharges, net sales increased $107.5 million or 11.8%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the year ended December 31, 2022 to the year ended December 31, 2023.

Gross profit for the year ended December 31, 2023 increased $59.8 million, or 47.2%, compared with the year ended December 31, 2022. The increase was driven by favorable price/mix, partially offset by higher manufacturing costs. Favorable price/mix was due to higher base prices across all end-markets. Higher manufacturing costs were primarily due to higher plant spend and inflationary cost increases.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative ("SG&A") expense for the years ended December 31, 2023, 2022 and 2021.

SG&A Expense
For The Year Ended December 31,
$120
$100
$80
$60
$40
$20
$0
$ in Millions
$84.6
$73.8
$77.2
2023
2022
2021

SG&A expense for the year ended December 31, 2023 increased by $10.8 million, or 14.6%, compared with the year ended December 31, 2022. This increase was primarily due to higher stock-based compensation, variable compensation expense and professional services, primarily driven by the ongoing information technology transformation project.

Impairment Charges & Loss (Gain) on Sale or Disposal of Assets, net

The Company recorded no impairment charges for the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company recorded approximately $10.6 million of impairment charges. This was driven by $7.9 million of impairment charges related to the indefinite idling of our Harrison melt and casting assets. Other impairment charges included $2.4 million related to the impairment of certain assets at our St. Clair facility due to the early termination of a customer program and $0.3 million related to the disposition of assets at the Company’s former TimkenSteel Material Services (“TMS”) facility in Houston.

For the year ended December 31, 2023, the gain on sale or disposal of assets, net, of $2.5 million primarily related to the sale of the small-diameter seamless mechanical tubing machinery and equipment, partially offset by write-offs of aged assets removed from service. For the year ended December 31, 2022, the loss on sale or disposal of assets, net, of $1.9 million primarily related to the loss recognized on the sale of the remaining land and buildings at the Company's TMS facility, as well as write-offs of aged assets removed from service.

Refer to “Note 6 - Disposition of Non-Core Assets” and “Note 11 - Property, Plant and Equipment” in the Notes to the Consolidated Financial Statements for additional information.

Interest (Income) Expense, net

Net interest income for the year ended December 31, 2023 was $7.1 million, compared with net interest expense of $0.6 million for the year ended December 31, 2022. The change was due to interest earned on cash invested in a money market fund and deposits with financial institutions at a rate similar to the money market fund during 2023, as well as a reduction in average outstanding convertible notes compared to the same period in 2022. Refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Year Ended December 31,
	2023	2022	$ Change
Pension and postretirement non-service benefit (income) loss	$(4.6)	$(20.3)	$15.7
Loss (gain) from remeasurement of benefit plans	40.6	(35.4)	76.0
Foreign currency exchange loss (gain)	—	(0.2)	0.2
Insurance recoveries	(31.3)	(34.5)	3.2
Sales and use tax refund	(1.4)	—	(1.4)
Miscellaneous (income) expense	0.4	(0.2)	0.6
Total other (income) expense, net	$3.7	$(90.6)	$94.3

	Year Ended December 31,
	2022	2021	$ Change
Pension and postretirement non-service benefit (income) loss	$(20.3)	$(37.2)	$16.9
Loss (gain) from remeasurement of benefit plans	(35.4)	(20.1)	(15.3)
Foreign currency exchange loss (gain)	(0.2)	0.1	(0.3)
Sales and use tax refund	—	(2.5)	2.5
Insurance recoveries	(34.5)	—	(34.5)
Miscellaneous (income) expense	(0.2)	0.2	(0.4)
Total other (income) expense, net	$(90.6)	$(59.5)	$(31.1)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), Retirement Plan (“Salaried Plan”), and the Supplemental Pension Plan ("Supplemental Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service costs and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2023.

A net loss of $40.6 million from the remeasurement of these benefit plans was recognized for the year ended December 31, 2023. This loss was driven by a $36.6 million increase in the pension liability primarily due to a decrease in discount rate, updated census data and updates to certain underlying assumptions, as well as a loss of $4.0 million due to investment losses on plan assets.

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

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the fourth quarter of 2022, the Company recognized an insurance recovery of $33.0 million related to the 2022 unplanned downtime, of which $13.0 million was received in the fourth quarter of 2022 and $20.0 million was received in the first quarter of 2023. Additionally, during the third quarter of 2022, the Company recognized an insurance recovery of $1.5 million related to an unplanned outage at our Faircrest facility in November 2021.

During 2023, the Company recognized insurance recoveries of $31.3 million related to the 2022 Faircrest melt shop unplanned downtime, of which $11.3 million was received during 2023 and $20.0 million was received in the first quarter of 2024. The 2022 insurance claims were closed as of the first quarter of 2024. Metallus recognizes an insurance recovery when it is realized or considered realizable, in accordance with the accounting guidance.

During the fourth quarter of 2023, the Company received a commitment from the State of Ohio related to the overpayment of sales and use taxes for the period of January 1, 2020 through March 31, 2023. This resulted in a gain recognized of $1.4 million, net of related professional fees, for the year ended December 31, 2023. During the second quarter of 2021, the Company received a refund from the State of Ohio related to an overpayment of sales and use taxes for the period of October 1, 2016 through September 30, 2019. This resulted in a gain recognized of $2.5 million, net of related professional fees, for the year ended December 31, 2021.

Provision for Income Taxes

	Year Ended December 31,
	2023	2022	$ Change
Provision (benefit) for income taxes	$27.0	$32.0	$(5.0)
Effective tax rate	28.0%	32.9%	-4.9%

	Year Ended December 31,
	2022	2021	$ Change
Provision (benefit) for income taxes	$32.0	$5.7	$26.3
Effective tax rate	32.9%	3.2%	NM(1)

(1) “NM” is data that is not meaningful.

The provision for incomes taxes for the year ended December 31, 2023 was $27.0 million compared to a provision for income taxes of $32.0 million in 2022. The change from the prior year is primarily related to higher permanent items for the year ended December 31, 2022 compared with December 31, 2023. The provision for income taxes for the year ended December 31, 2022 was also impacted by the release of the Company’s income tax valuation allowance on domestic deferred tax assets due to consecutive years of positive net income and the utilization of the majority of loss carryforwards generated in prior years.

Non-GAAP Financial Measures

Net Sales Adjusted to Exclude Surcharges

The tables below present net sales by end-markets, adjusted to exclude surcharges, which represents a financial measure that has not been determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We believe presenting net sales by end-markets, both on a gross basis and on a per ton basis, adjusted to exclude raw material and natural gas surcharges, provides additional insight into key drivers of net sales such as base price and product mix. Due to the fact that the surcharge mechanism can introduce volatility to our net sales, net sales adjusted to exclude surcharges provides management and investors clarity of our core pricing and results. Presenting net sales by end-markets, adjusted to exclude surcharges including on a per ton basis, allows management and investors to better analyze key market indicators and trends and allows for enhanced comparison between our end-markets.

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

In the fourth quarter of 2023, the Company split the aerospace & defense end-market out from the industrial end-market for greater visibility into a targeted area of growth for the Company. These changes have been retrospectively applied in the following tables.

(dollars in millions, tons in thousands)
	2023
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	264.6	306.4	45.6	67.2	—	683.8

Net Sales	$533.3	$531.9	$115.0	$160.4	$21.8	$1,362.4
Less: Surcharges	147.2	129.4	18.8	44.9	—	340.3
Base Sales	$386.1	$402.5	$96.2	$115.5	$21.8	$1,022.1

Net Sales / Ton	$2,015	$1,736	$2,522	$2,386	$—	$1,992
Surcharges / Ton	$556	$422	$412	$668	$—	$498
Base Sales / Ton	$1,459	$1,314	$2,110	$1,718	$—	$1,494

	2022
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	289.1	313.2	26.7	63.1	—	692.1

Net Sales	$549.0	$539.1	$79.7	$136.6	$25.5	$1,329.9
Less: Surcharges	185.4	171.6	15.2	43.1	—	415.3
Base Sales	$363.6	$367.5	$64.5	$93.5	$25.5	$914.6

Net Sales / Ton	$1,899	$1,721	$2,985	$2,165	$—	$1,922
Surcharges / Ton	$641	$548	$569	$683	$—	$600
Base Sales / Ton	$1,258	$1,173	$2,416	$1,482	$—	$1,322

	2021
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	388.8	370.4	20.1	39.3	—	818.6

Net Sales	$601.0	$527.9	$60.2	$62.9	$30.9	$1,282.9
Less: Surcharges	208.0	167.7	10.3	22.1	—	408.1
Base Sales	$393.0	$360.2	$49.9	$40.8	$30.9	$874.8

Net Sales / Ton	$1,546	$1,425	$2,995	$1,601	$—	$1,567
Surcharges / Ton	$534	$453	$512	$563	$—	$498
Base Sales / Ton	$1,012	$972	$2,483	$1,038	$—	$1,069

Liquidity and Capital Resources

Amended Credit Agreement

On September 30, 2022, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into a Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s secured Third Amended and Restated Credit Agreement, dated as of October 15, 2019.

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2023 (and each preceding quarter of 2023) and as such the notes can be converted at the option of the holders beginning January 1 through March 31, 2024. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

In the first quarter of 2023, the Company repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $18.7 million. A loss on extinguishment of debt was recognized of $11.4 million, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. There were no repurchases related to the Convertible Notes during the remainder of 2023. As of

December 31, 2023, the principal balance on the Convertible Senior Notes due 2025 is $13.3 million, while the Convertible Senior Notes due 2025, net is $13.2 million after consideration of unamortized debt issuance costs.

In the first half of 2022, the Company repurchased a total of $25.2 million aggregate principal amount of its Convertible Senior Notes Due 2025. There were no repurchases related to the Convertible Notes during the second half of 2022. Total cash paid to noteholders was $67.6 million. A loss on extinguishment of debt was recognized of $43.0 million, including a charge of $0.6 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. The principal amount of the Convertible Senior Notes due 2025 as of December 31, 2022 was $20.8 million, while the Convertible Senior Notes due 2025, net was $20.4 million after consideration of unamortized debt issuance costs.

For additional details regarding the Amended Credit Agreement and the Convertible Notes, please refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements, and for our discussion regarding risk factors related to our business and our debt, see Risk Factors in this Annual Report on Form 10-K.

Additional Liquidity Considerations

The following represents a summary of total liquidity available under the Amended Credit Agreement in effect as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Cash and cash equivalents	$280.6	$257.2
Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(135.8)	(161.2)
Availability	264.2	238.8
Credit facility amount borrowed	—	—
Letter of credit obligations	(5.4)	(5.3)
Availability not borrowed	258.8	233.5
Total liquidity	$539.4	$490.7

(1) As of December 31, 2023 and 2022, the Company had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of December 31, 2023, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2024 operating and long-range plan, we believe that our cash balance as of December 31, 2023, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

We continually evaluate the best use of our liquidity which would allow us to invest in profitable growth, maintain a strong balance sheet, and return capital to shareholders. We are currently anticipating capital expenditures to be approximately $60 million in 2024.

In the first quarter of 2023, we privately negotiated early repurchases of $7.5 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating annual interest savings of $0.5 million, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2023 by 0.7 million shares and, on a go-forward basis, reduced diluted shares outstanding by 1.0 million shares.

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

On December 20, 2021, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. The share repurchase program was intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. As of December 31, 2022, we consumed the previously approved $50.0 million repurchase program.

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

For the year ended December 31, 2023, the Company repurchased approximately 1.7 million common shares in the open market at an aggregate cost of $32.6 million, which equates to an average repurchase price of $19.03 per share. As of December 31, 2023, the Company had a balance of $40.4 million remaining under its share repurchase program.

Subsequent to December 31, 2023, the Company repurchased 0.1 million additional common shares in the open market at an aggregate cost of $1.2 million, which equates to an average repurchase price of $21.07 per share. As of February 15, 2024, the Company has $39.2 million remaining under its authorized share repurchase program.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, 2023, 2022, and 2021. For additional details, please refer to the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.

	Year Ended December 31,
	2023	2022	2021
Net cash provided (used) by operating activities	$125.3	$134.5	$196.9
Net cash provided (used) by investing activities	(49.9)	(21.7)	(4.8)
Net cash provided (used) by financing activities	(51.9)	(114.6)	(35.3)
Increase (Decrease) in Cash and Cash Equivalents	$23.5	$(1.8)	$156.8

Operating activities

Net cash provided by operating activities for the year ended December 31, 2023 was $125.3 million compared to net cash provided of $134.5 million for the year ended December 31, 2022. The change was primarily due to a higher use of cash for working capital in 2023, partially offset by improved 2023 profitability.

Investing activities

Net cash used by investing activities for the year ended December 31, 2023 was $49.9 million compared to net cash used of $21.7 million for the year ended December 31, 2022. The change was primarily due to higher capital expenditures in 2023.

Financing activities

Net cash used by financing activities for the year ended December 31, 2023 was $51.9 million compared to net cash used of $114.6 million for the year ended December 31, 2022. The change was primarily due to lower repurchases of common shares and

Convertible Notes in 2023, partially offset by decreased proceeds from the exercise of stock options during the year ended December 31, 2023 compared to the same period of 2022.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, purchase commitments as part of normal operations, retirement benefits, and operating leases for property and equipment.

Refer to “Note 14 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for more information regarding scheduled maturities of our long-term debt. Interest payments include interest on the Convertible Notes, as well as the unused commitment fee of 25 basis points related to the Amended Credit Agreement. Interest payable associated with our debt will be approximately $1.8 million due in the next twelve months and $3.5 million through maturity.

Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding. As of December 31, 2023, our undiscounted purchase commitments are approximately $49.1 million due in the next twelve months and $67.4 million due thereafter. Included in purchase commitments are certain obligations related to capital asset commitments, service agreements and energy consumed in our production processes. These purchase commitments do not represent our entire anticipated purchases in the future but represent only those items for which we are contractually obligated as of December 31, 2023. The majority of our products and services are purchased as needed, with no advance commitment. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Retirement benefits are paid from plan assets and our operating cash flow. These include payments to meet minimum funding requirements of our defined benefit pension plans, estimated benefit payments for our unfunded supplemental executive retirement pension, and estimated benefit payments for our postretirement plans. The retirement benefit funding requirements are estimated required contributions and are significantly affected by asset returns and several other variables. These amounts are subject to change year to year. These amounts are based on Company estimates and current funding laws; actual future payments may be different. Based on the results of the December 31, 2023 pension calculations, the Company estimates required Bargaining Plan contributions of approximately $40 million in 2024, with approximately $25 million of contributions in the first quarter. Refer to “Note 15 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for further information related to the total pension and other postretirement benefit plans and expected benefit payments.

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

New Accounting Guidance

See “Note 2 - Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Revenue Recognition

Metallus recognizes revenue from contracts at a point in time when it has satisfied its performance obligations and the customer obtains control of the goods, at the amount that reflects the consideration the Company expects to receive for those goods.

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

The Company’s contracts with certain Manufactured Components customers extend multiple years and generally average five years. While these contracts set the duration of time, they do not cover or guarantee volumes but rather are focused on piece prices, which are established at the inception of the contract. From time to time, subsequent pricing adjustments are agreed to through negotiation. Pricing adjustments are occasionally determined retroactively based on historical shipments. The Company recognizes revenue for these subsequent price adjustments when they are determined to be probable and estimable. For the year ended December 31, 2023, the Company recognized $16.0 million in subsequent pricing adjustments.

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

Benefit Plans

Metallus recognizes an overfunded status or underfunded status (e.g., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. The Company recognizes actuarial gains and losses immediately through net periodic benefit cost in the Consolidated Statements of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. An example of a potential triggering event would be settlements. The Company’s accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components of net periodic benefit cost. In addition, the Company uses fair value to account for the value of plan assets.

As of December 31, 2023, our projected benefit obligations related to our pension and other postretirement benefit plans were $688.6 million and $84.9 million, respectively, and the underfunded status of our pension and other postretirement benefit obligations were $163.0 million and $31.1 million, respectively. These benefit obligations were valued using a weighted average discount rate of 5.33% for pension benefit plans and 5.43% for other postretirement benefit plans. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans.

For the year ended December 31, 2023, net periodic pension expense was $49.1 million and postretirement benefit income was $2.1 million, respectively. In 2023, net periodic pension expense and other postretirement benefit income was calculated using a variety of assumptions, including a weighted average discount rate of 5.61% and 5.70%, respectively, and a weighted average expected return on plan assets of 7.13% and 6.25%, respectively. The expected return on plan assets is determined based on forward-looking current market pricing. The forward-looking analysis is performed using a building block approach incorporating inputs such as current yields, valuations, economic data and broad macroeconomic themes.

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

	Hypothetical rate
	increase (decrease)
	0.25%	(0.25)%
Discount rate
Net periodic benefit income, prior to annual remeasurement gains or losses	$0.8	$(0.8)
Benefit obligation	$(15.8)	$16.4
Return on plan assets
Net periodic benefit income, prior to annual remeasurement gains or losses	$(1.4)	$1.4

In 2024, net periodic pension expense is forecasted to be $8.4 million, while postretirement benefit income is forecasted to be $3.9 million. This estimate is based on a weighted average discount rate of 5.33% for the pension benefit plans and 5.43% for other postretirement benefit plans, as well as a weighted average expected return on assets of 7.15% for the pension benefit plans and 5.80% for the other postretirement benefit plans. Actual cost also is dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material impact on our operating results.

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

•
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which we operate. This includes: our ability to respond to rapid changes in customer demand including but not limited to changes in customer operating schedules due to supply chain constraints or unplanned work stoppages; the ability of customers to obtain financing to purchase the Company’s products or equipment that contains its products; the effects of customer bankruptcies or liquidations; the impact of changes in industrial business cycles; and whether conditions of fair trade exist in the U.S. markets;
•
changes in operating costs, including the effect of changes in our manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability of raw materials and energy; our ability to mitigate the impact of fluctuations in raw materials and energy costs and the effectiveness of our surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management, cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; availability of skilled labor; and changes in the cost of labor and benefits;
•
the success of our operating plans, announced programs, initiatives and capital investments; the consistency to meet demand levels following unplanned downtime; and our ability to maintain appropriate relations with the union that represents our associates in certain locations in order to avoid disruptions of business;
•
whether we are able to successfully implement actions designed to improve profitability on anticipated terms and timetables and whether we are able to fully realize the expected benefits of such actions;
•
the Company's pension obligations and investment performance;
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
•
the availability of financing and interest rates, which affect the Company's cost of funds and/or ability to raise capital;
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

•
unanticipated litigation, claims or assessments, including claims or problems related to intellectual property, product liability or warranty, employment matters, regulatory compliance and environmental issues and taxes, among other matters;

•
cyber-related risks, including information technology system failures, interruptions and security breaches;

•
the potential impact of pandemics, epidemics, widespread illness or other health issues;

•
with respect to the continuous bloom reheat furnace investment, whether the funding awarded to support this investment is received on the anticipated timetable, whether the company is able to successfully complete the installation and commissioning of the new assets on the targeted budget and timetable, and whether the anticipated increase in throughput is achieved; and

•
those items identified under the caption Risk Factors in our Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of December 31, 2023, we have $13.3 million of aggregate debt outstanding. None of our outstanding debt as of December 31, 2023 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Commodity Price Risk

In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys, natural gas and electricity. Additionally, the current and potential future global conflicts could also exacerbate inflationary pressures throughout the global economy and lead to potential market disruptions, such as significant volatility in commodity prices and supply chain disruptions. Although our business has not been materially impacted by current conflicts to date, it is difficult to predict the extent to which our operations, or those of our suppliers, will be impacted in the future.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Metallus Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metallus Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024, expressed an unqualified opinion thereon.

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

At December 31, 2023, the Company’s aggregate defined benefit pension and other postretirement benefit obligation was $773.5 million and exceeded the fair value of defined benefit pension and other postretirement plan assets of $579.4 million, resulting in an unfunded defined benefit pension and other postretirement benefit obligation of $194.1 million. As explained in Note 2 and Note 15 to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement, through updating the estimates used to measure the defined benefit pension and other postretirement benefit obligations and plan assets to reflect the actual return on plan assets and updated actuarial assumptions. Auditing the defined benefit pension and other postretirement benefit obligations was complex due to the highly judgmental nature of the actuarial assumptions (e.g., discount rate and mortality rate) used in the measurement process. These assumptions had a significant effect on the benefit obligations.

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

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Metallus Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Metallus Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Metallus Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15a and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio

February 28, 2024

Metallus Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions, except per share data)
Net sales	$1,362.4	$1,329.9	$1,282.9
Cost of products sold	1,175.9	1,203.2	1,062.9
Gross Profit	186.5	126.7	220.0

Selling, general and administrative expenses	84.6	73.8	77.2
Restructuring charges	—	0.8	6.7
Loss on sale of consolidated subsidiary	—	—	1.1
Loss (gain) on sale or disposal of assets, net	(2.5)	1.9	1.3
Impairment charges	—	—	10.6
Interest (income) expense, net	(7.1)	0.6	5.9
Loss on extinguishment of debt	11.4	43.1	—
Other (income) expense, net	3.7	(90.6)	(59.5)
Income (Loss) Before Income Taxes	96.4	97.1	176.7
Provision (benefit) for income taxes	27.0	32.0	5.7
Net Income (Loss)	$69.4	$65.1	$171.0

Per Share Data:
Basic earnings (loss) per share	$1.58	$1.42	$3.73
Diluted earnings (loss) per share	$1.47	$1.30	$3.18

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Net income (loss)	$69.4	$65.1	$171.0
Other comprehensive income (loss), net of tax of $0.2 million in 2023, $0.4 million in 2022, and none in 2021:
Foreign currency translation adjustments	0.3	(1.7)	0.3
Pension and postretirement liability adjustments	(2.6)	(4.3)	(20.0)
Other comprehensive income (loss), net of tax	(2.3)	(6.0)	(19.7)
Comprehensive Income (Loss), net of tax	$67.1	$59.1	$151.3

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$280.6	$257.2
Accounts receivable, net of allowances (2023 - $2.0 million; 2022 - $1.0 million)	113.2	79.4
Inventories, net	228.0	192.4
Deferred charges and prepaid expenses	10.3	6.4
Other current assets	24.7	21.2
Total Current Assets	656.8	556.6

Property, plant and equipment, net	492.5	486.1
Operating lease right-of-use assets	11.4	12.5
Pension assets	9.9	19.4
Intangible assets, net	2.7	5.0
Other non-current assets	2.0	2.4
Total Assets	$1,175.3	$1,082.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$133.3	$113.2
Salaries, wages and benefits	26.8	21.2
Accrued pension and postretirement costs	43.5	2.0
Current operating lease liabilities	5.0	6.0
Current convertible notes, net	13.2	20.4
Other current liabilities	26.6	23.9
Total Current Liabilities	248.4	186.7

Credit Agreement	—	—
Non-current operating lease liabilities	6.4	6.5
Accrued pension and postretirement costs	160.5	162.9
Deferred income taxes	15.0	25.9
Other non-current liabilities	13.4	13.5
Total Liabilities	443.7	395.5

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2023 - 47.1 million shares; issued 2022 - 47.1 million shares	—	—
Additional paid-in capital	844.2	847.0
Retained deficit	(53.7)	(123.1)
Treasury shares - 2023 - 4.0 million; 2022 - 3.0 million	(71.3)	(52.1)
Accumulated other comprehensive income (loss)	12.4	14.7
Total Shareholders’ Equity	731.6	686.5
Total Liabilities and Shareholders’ Equity	$1,175.3	$1,082.0

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	45,164,308	$843.4	$(363.4)	$(12.9)	$40.4	$507.5
Net income (loss)	—	—	171.0	—	—	171.0
Other comprehensive income (loss)	—	—	—	—	(19.7)	(19.7)
Adoption of new accounting standard	—	(10.6)	4.2	—	—	(6.4)
Stock-based compensation expense	272,462	7.3	—	—	—	7.3
Stock option activity	152,940	4.1	—	—	—	4.1
Issuance of treasury shares	638,093	(13.4)	—	13.4	—	—
Shares surrendered for taxes	(72,174)	—	—	(0.5)	—	(0.5)
Convertible notes settlement	113,226	1.3	—	—	—	1.3
Balance at December 31, 2021	46,268,855	$832.1	$(188.2)	$—	$20.7	$664.6
Net income (loss)	—	—	65.1	—	—	65.1
Other comprehensive income (loss)	—	—	—	—	(6.0)	(6.0)
Stock-based compensation expense	342,805	8.8	—	—	—	8.8
Stock option activity	499,040	8.0	—	—	—	8.0
Purchase of treasury shares	(3,026,491)	—	—	(52.0)	—	(52.0)
Issuance of treasury shares	97,475	(1.7)	—	1.7	—	—
Shares surrendered for taxes	(116,793)	(0.2)	—	(1.8)	—	(2.0)
Balance at December 31, 2022	44,064,891	$847.0	$(123.1)	$(52.1)	$14.7	$686.5
Net income (loss)	—	—	69.4	—	—	69.4
Other comprehensive income (loss)	—	—	—	—	(2.3)	(2.3)
Stock-based compensation expense	—	11.5	—	—	—	11.5
Stock option activity	322,074	2.8	—	—	—	2.8
Purchase of treasury shares, including excise tax	(1,713,743)	(0.3)	—	(32.6)	—	(32.9)
Issuance of treasury shares	640,549	(16.8)	—	16.8	—	—
Shares surrendered for taxes	(177,460)	—	—	(3.4)	—	(3.4)
Balance at December 31, 2023	43,136,311	$844.2	$(53.7)	$(71.3)	$12.4	$731.6
See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$69.4	$65.1	$171.0
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	56.9	58.3	63.1
Amortization of deferred financing fees	0.5	0.7	1.0
Loss on extinguishment of debt	11.4	43.1	—
Loss on sale of consolidated subsidiary	—	—	1.1
Loss (gain) on sale or disposal of assets, net	(2.5)	1.9	1.3
Impairment charges	—	—	10.6
Deferred income taxes	(9.7)	24.9	1.2
Stock-based compensation expense	11.5	8.8	7.3
Pension and postretirement (benefit) expense, net	47.1	(40.5)	(38.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(33.4)	21.3	(37.2)
Inventories, net	(34.9)	18.8	(41.6)
Accounts payable	15.3	(33.2)	53.5
Other accrued expenses	5.3	(8.8)	9.7
Deferred charges and prepaid expenses	(3.9)	(2.6)	0.1
Pension and postretirement contributions and payments	(2.8)	(5.4)	(6.9)
Other, net	(4.9)	(17.9)	1.4
Net Cash Provided (Used) by Operating Activities	125.3	134.5	196.9

Investing Activities
Capital expenditures	(51.6)	(27.1)	(12.2)
Proceeds from sale of consolidated subsidiary, net	—	—	6.2
Proceeds from disposals of property, plant and equipment	1.7	5.4	1.2
Net Cash Provided (Used) by Investing Activities	(49.9)	(21.7)	(4.8)

Financing Activities
Purchase of treasury shares	(32.6)	(52.0)	—
Proceeds from exercise of stock options	2.8	8.0	4.1
Shares surrendered for employee taxes on stock compensation	(3.4)	(2.0)	(0.5)
Repayments on convertible notes	(18.7)	(67.6)	(38.9)
Debt issuance costs	—	(1.0)	—
Net Cash Provided (Used) by Financing Activities	(51.9)	(114.6)	(35.3)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	23.5	(1.8)	156.8
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	257.8	259.6	102.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$281.3	$257.8	$259.6

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$280.6	$257.2	$259.6
Restricted cash reported in other current assets	0.7	0.6	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$281.3	$257.8	$259.6

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Notes to Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

Metallus Inc. (the "Company" or "Metallus") manufactures alloy steel, as well as carbon and micro-alloy steel using electric arc furnace ("EAF") technology. Metallus' portfolio includes special bar quality ("SBQ") bars, seamless mechanical tubing ("tubes"), manufactured components, such as precision steel components, and billets. Additionally, Metallus manages raw material recycling programs, which are used internally as a feeder system for our melt operations and allow us to sell scrap not used in our operations to third parties. The Company’s products and services are used in a diverse range of demanding applications in the following end-markets: industrial, which includes industrial equipment, mining, construction, rail, heavy truck, agriculture and power generation; automotive; aerospace & defense; and energy.

The SBQ bar, tube, and billet production processes take place at the Company’s Canton, Ohio manufacturing location. This location accounts for all of the SBQ bars, seamless mechanical tubes and billets the Company produces and includes three manufacturing facilities: the Faircrest, Harrison, and Gambrinus facilities. Metallus' production of manufactured components takes place at two downstream manufacturing facilities: Tryon Peak (Columbus, North Carolina) and St. Clair (Eaton, Ohio). Many of the production processes are integrated, and the manufacturing facilities produce products that are sold in all of the Company’s markets. As a result, investments in the Company’s facilities and resource allocation decisions affecting the Company’s operations are designed to benefit the overall business, not any specific aspect of the business.

Our annual melt capacity is approximately 1.2 million tons and our shipment capacity is approximately 0.9 million tons. In addition to our internal melt capacity, the Company periodically purchases third party melt to supplement customer demand and leverage our downstream operations.

Basis of Consolidation:

The Consolidated Financial Statements include the consolidated assets, liabilities, revenues and expenses related to Metallus as of December 31, 2023, 2022 and 2021. All significant intercompany accounts and transactions within Metallus have been eliminated in the preparation of the Consolidated Financial Statements.

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

Presentation:

Certain items previously reported in specific financial statement captions have been reclassified to conform with current year presentation. In the fourth quarter of 2023, the Company split the aerospace & defense end-market out from the industrial end-market. These changes have been retrospectively applied. Refer to "Note 4 - Revenue Recognition" for further details.

Note 2 - Significant Accounting Policies

Revenue Recognition:

Metallus recognizes revenue from contracts at a point in time when it has satisfied its performance obligation and the customer obtains control of the goods, at the amount that reflects the consideration the Company expects to receive for those goods.

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

The Company’s contracts with certain Manufactured Components customers extend multiple years and generally average five years. While these contracts set the duration of time, they do not cover or guarantee volumes but rather are focused on piece prices, which are established at the inception of the contract. From time to time, subsequent pricing adjustments are agreed to through negotiation. Pricing adjustments are occasionally determined retroactively based on historical shipments. The Company recognizes revenue for these subsequent price adjustments when they are determined to be probable and estimable. For the year ended December 31, 2023, the Company recognized $16.0 million in subsequent pricing adjustments.

Cash Equivalents and Restricted Cash:

Metallus considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's restricted cash balance represents an imprest cash account used for the funding of employee healthcare costs. Funding of this account began during the first quarter of 2022 when the Company changed its healthcare plan administrator. The balance of restricted cash as of December 31, 2023 was $0.7 million, which is included in other current assets on the Consolidated Balance Sheets. The Company had $0.6 million of restricted cash as of December 31, 2022.

Accounts Receivables, Net:

The Company’s accounts receivables arise from sales to customers across the industrial, automotive, aerospace & defense, and energy end markets. The allowance for doubtful account reserve has been established using qualitative and quantitative methods. In general, account balances are fully reserved when greater than one year of age or sent to third party collection. Account balances for customers that are viewed as higher risk are also analyzed for a reserve. In addition to these methods, the allowance for doubtful accounts is adjusted for forward-looking estimates of uncollectible balances based on end-market outlook and dynamics. Historically, write-offs for Metallus' allowance for doubtful accounts have been immaterial.

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

Impairment and Disposal of Long-lived Assets, Net:

Long-lived assets (including property, plant and equipment, tangible assets and intangible assets subject to amortization) are reviewed for impairment when events or changes in circumstances have occurred indicating that the carrying value of the assets may not be recoverable.

Metallus tests recoverability of long-lived assets at the lowest level for which there are identifiable cash flows that are independent from the cash flows of other assets. Assets and asset groups held and used are measured for recoverability by comparing the carrying amount of the asset or asset group to the sum of future undiscounted net cash flows expected to be generated by the asset or asset group.

If an asset or asset group is considered to be impaired, the impairment loss that would be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine fair value, Metallus uses internal cash flow estimates discounted at an appropriate interest rate, third party appraisals, as appropriate, and/or market prices of similar assets, when available.

Refer to “Note 6 - Disposition of Non-Core Assets” and “Note 11 - Property, Plant and Equipment” for additional information.

Income Taxes:

Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Metallus accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Metallus recognizes deferred tax assets to the extent Metallus believes these assets are more likely than not to be realized. In making such a determination, Metallus considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If Metallus determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, Metallus would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Metallus records uncertain tax positions in accordance with applicable accounting guidance, on the basis of a two-step process whereby (1) Metallus determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, Metallus recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Metallus recognizes interest and penalties related to unrecognized tax benefits within the provision (benefit) for income taxes line in the accompanying Consolidated Statements of Operations, if applicable. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits:

Metallus recognizes an overfunded status or underfunded status (e.g., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. The Company recognizes actuarial gains and losses immediately through net periodic benefit cost in the Consolidated Statements of Operations upon the annual remeasurement at December 31, or on an interim basis as triggering events warrant remeasurement. An example of a potential triggering event would be settlements. The Company’s accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components of net periodic benefit cost. In addition, the Company uses fair value to account for the value of plan assets.

Stock-Based Compensation:

Metallus recognizes stock-based compensation expense based on the grant date fair value of the stock-based awards over their required vesting period on a straight-line basis, whether the awards were granted with graded or cliff vesting. Stock options are issued with an exercise price equal to the closing market price of Metallus common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield.

Annual grants of performance-based restricted stock units vest based on achievement of a relative total shareholder return ("TSR") metric. The TSR metric is considered a market condition, which requires Metallus to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value.

In the fourth quarter, the Board approved and authorized a performance-based Transformation Incentive Grant program (the “Transformation Incentive Grant Program”). Under the Transformation Incentive Grant Program, certain employees were granted performance-based Restricted Share Unit awards designed to be earned from 0 percent to 200 percent of target levels depending on the degree to which the closing price performance of the Company's common shares satisfies specific average per share closing price goals during a performance period running from December 1, 2023 through December 31, 2026. Shares earned, if any, will then pay out in two equal installments in early 2027 and 2028, generally conditioned on continued employment with the Company until the applicable vesting date. Similar to the annual performance-based restricted stock units, the fair value of each share is determined using a Monte Carlo valuation model, a generally accepted lattice pricing model.

The fair value of stock-based awards that will settle in Metallus common shares, other than stock options and performance-based restricted stock units, is based on the closing market price of Metallus common shares on the grant date.

Metallus recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the Consolidated Statements of Operations. The excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate.

Adoption of New Accounting Standards

The Company did not adopt any Accounting Standard Updates (“ASU”) during 2023.

Accounting Standards Issued But Not Yet Adopted

The Company has considered the recent ASU's issued by the Financial Accounting Standards Board summarized below:

Standard Adopted	Description	Effective Date	Impact
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The standard enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid.	Annual periods beginning after December 15, 2024	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.
ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures	The standard enhances reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	Annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

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

Geographic Information

Net sales by geographic area are reported by the country in which the customer is domiciled. Long-lived assets include property, plant and equipment and intangible assets subject to amortization. Long-lived assets by geographic area are reported by the location of the Metallus operations to which the asset is attributed.

	Year Ended December 31,
	2023	2022	2021
Net Sales:
United States	$1,239.4	$1,201.3	$1,166.1
Foreign	123.0	128.6	116.8
	$1,362.4	$1,329.9	$1,282.9

	December 31,
	2023	2022
Long-lived Assets, net:
United States	$506.2	$503.0
Foreign	0.4	0.6
	$506.6	$503.6

Note 4 - Revenue Recognition

The following table provides the major sources of revenue by end-market for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Industrial	$533.3	549.0	601.0
Automotive	531.9	539.1	527.9
Aerospace & Defense(1)	115.0	79.7	60.2
Energy	160.4	136.6	62.9
Other(2)	21.8	25.5	30.9
Total Net Sales	$1,362.4	$1,329.9	$1,282.9

(1) “Aerospace & Defense” sales by end-market were previously included in "Industrial."

(2) “Other” sales by end-market includes the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Bar	$917.1	$887.4	$863.6
Tube	170.1	173.7	164.4
Manufactured components	253.4	243.3	224.0
Other(3)	21.8	25.5	30.9
Total Net Sales	$1,362.4	$1,329.9	$1,282.9

(3) “Other” for sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers and are included in other current liabilities on the Consolidated Balance Sheets. Contract liabilities totaled $0.8 million and $3.6 million as of December 31, 2023 and 2022, respectively.

Note 5 - Restructuring Charges

Over the past several years, Metallus has made numerous organizational changes to enhance profitable and sustainable growth. These Company-wide actions included the restructuring of its business support functions, the reduction of management layers throughout the organization and other domestic and international actions to further improve the Company’s overall cost structure. There were no restructuring charges for the year ended December 31, 2023. Restructuring charges for the years ended December 31, 2022, and 2021 totaled $0.8 million and $6.7 million, respectively.

For the years ended December 31, 2022 and 2021, restructuring charges were primarily related to severance and employee-related benefits, as a result of continued organizational changes.

The following is a summary of the restructuring reserve for the twelve months ended December 31, 2023 and 2022:

Balance at December 31, 2021	$4.7
Expenses	0.8
Payments	(5.0)
Balance at December 31, 2022	$0.5
Expenses	—
Payments	(0.5)
Balance at December 31, 2023	—

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

Small-Diameter Seamless Mechanical Tubing Machinery and Equipment

In the third quarter of 2020, the Company informed customers that as of December 31, 2020 the Company would discontinue the commercial offering of specific small-diameter seamless mechanical tubing products.

In the fourth quarter of 2022, the Company entered into an agreement to sell the machinery and equipment used in the manufacturing of these specific products. The Company received down payments totaling $3.4 million, with $1.7 million received in 2022 and the remaining $1.7 million received in 2023. The final payment resulted in a gain on disposal of assets of $3.4 million in the second quarter of 2023. The gain, which has been recognized in the Consolidated Statement of Operations, was partially offset by write-offs of aged assets removed from service throughout 2023.

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

TimkenSteel (Shanghai) Corporation Limited

On March 31, 2021, the Company entered into an agreement pursuant to which Daido Steel (Shanghai) Co., Ltd. agreed to acquire all of the Company’s ownership interest in TimkenSteel (Shanghai) Corporation Limited in an all-cash transaction. The sale closed on July 30, 2021 and net cash proceeds of $6.2 million were received in the third quarter of 2021. As a result of this transaction, a loss on sale of consolidated subsidiary of $1.1 million was recognized on the Consolidated Statements of

Operations during the third quarter of 2021. Metallus' consolidated financial statements include activity for TimkenSteel (Shanghai) Corporation Limited through July 30, 2021.

Customer Program Early Termination

During the fourth quarter of 2021, the Company received communication from a customer that two specific programs would end earlier than originally forecasted. There was machinery at the St. Clair facility designed for these programs, which had no alternative use. As such, the Company recognized impairment charges of $2.4 million for the year ended December 31, 2021. Related supplies inventory of $0.2 million was also written down, which is included in cost of products sold in the Consolidated Statements of Operations, as management determined there was no alternative use.

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

In the fourth quarter of 2022, the Company received a customer reimbursement related to the initial capital investment for these early terminated programs in the net amount of $4.3 million, which is included in cost of products sold in the Consolidated Statements of Operations.

Note 7 - Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Pension and postretirement non-service benefit (income) loss	$(4.6)	$(20.3)	$(37.2)
Loss (gain) from remeasurement of benefit plans	40.6	(35.4)	(20.1)
Foreign currency exchange loss (gain)	—	(0.2)	0.1
Insurance recoveries	(31.3)	(34.5)	—
Sales and use tax refund	(1.4)	—	(2.5)
Miscellaneous (income) expense	0.4	(0.2)	0.2
Total other (income) expense, net	$3.7	$(90.6)	$(59.5)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), Retirement Plan (“Salaried Plan”), and the Supplemental Pension Plan ("Supplemental Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2023, the cumulative cost of all lump sum payments was projected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during each quarter of 2023.

A net loss of $40.6 million from the remeasurement of these benefit plans was recognized for the year ended December 31, 2023. This loss was driven by a $36.6 million increase in the pension liability primarily due to a decrease in discount rate, updated census data and updates to certain underlying assumptions, as well as a loss of $4.0 million due to investment losses on plan assets.

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

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. During the fourth quarter of 2022, the Company recognized an insurance recovery of $33.0 million related to the 2022 unplanned downtime, of which $13.0 million was received in the fourth quarter of 2022 and $20.0 million was received in the first quarter of 2023. Additionally, during the third quarter of 2022, the Company recognized an insurance recovery of $1.5 million related to an unplanned outage at our Faircrest facility in November 2021.

During 2023, the Company recognized insurance recoveries of $31.3 million related to the 2022 Faircrest melt shop unplanned downtime, of which $11.3 million was received during 2023 and $20.0 million was received in the first quarter of 2024. The 2022 insurance claims were closed as of the first quarter of 2024.

During the fourth quarter of 2023, the Company received a commitment from the State of Ohio related to the overpayment of sales and use taxes for the period of January 1, 2020 through March 31, 2023. This resulted in a gain recognized of $1.4 million, net of related professional fees, for the year ended December 31, 2023. During the second quarter of 2021, the Company received a refund from the State of Ohio related to an overpayment of sales and use taxes for the period of October 1, 2016 through September 30, 2019. This resulted in a gain recognized of $2.5 million, net of related professional fees, for the year ended December 31, 2021.

Note 8 - Income Tax Provision

Income (loss) from operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below.

	Years Ended December 31,
	2023	2022	2021
United States	$103.2	$108.5	$171.2
Non-United States	(6.8)	(11.4)	5.5
Income (loss) from operations before income taxes	$96.4	$97.1	$176.7

The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$30.4	$0.6	$0.2
State and local	6.1	5.7	3.7
Foreign	0.2	0.8	0.6
Total current tax expense (benefit)	$36.7	$7.1	$4.5
Deferred:
Federal	$(9.2)	$24.2	$0.8
State and local	(0.5)	0.7	0.3
Foreign	—	—	0.1
Total deferred tax expense (benefit)	(9.7)	24.9	1.2
Provision (benefit) for incomes taxes	$27.0	$32.0	$5.7

For the year ended December 31, 2023, Metallus made $19.0 million in U.S. federal payments, $4.9 million in state and local tax payments, $1.4 million in foreign tax payments, and had refundable overpayments of $0.3 million related to U.S. federal, state, and local income taxes. For the year ended December 31, 2022, the Company made $2.0 million in U.S. federal payments, $5.0 million in state and local tax payments, $0.2 million in foreign tax payments, and had refundable overpayments of $2.2 million related to U.S. federal, state, and local income taxes.

The reconciliation between Metallus' effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal income tax provision (benefit) at statutory rate	$20.2	$20.4	$37.1
Adjustments:
State and local income taxes, net of federal tax benefit	4.2	8.4	4.1
Permanent differences	1.2	8.9	(0.2)
Foreign earnings taxed at different rates	—	(3.6)	(0.5)
Valuation allowance	1.8	(2.5)	(34.8)
U.S. research tax credit	(0.3)	(0.6)	—
Other items, net	(0.1)	1.0	—
Provision (benefit) for income taxes	$27.0	$32.0	$5.7
Effective tax rate	28.0%	32.9%	3.2%

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

The permanent differences for the year ended December 31, 2023 are due to limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025 and excess compensation.

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
	2023	2022
Deferred tax liabilities:
Depreciation	$(75.0)	$(81.4)
Inventory	—	—
Prepaid insurance	(1.9)	—
Leases - right-of-use asset	(2.8)	(3.1)
Deferred tax liabilities	$(79.7)	$(84.5)
Deferred tax assets:
Tax loss carryforwards	$16.0	$20.5
Pension and postretirement benefits	46.8	35.5
Other employee benefit accruals	8.0	6.6
Lease liability	2.8	3.1
State decoupling	1.2	0.8
Accrued restructuring	—	0.1
Capital loss carryforward	0.8	0.8
Intangible assets	0.1	0.2
Inventory	0.8	0.7
Allowance for doubtful accounts	0.5	0.3
Accrued legal	—	2.0
Capitalized R&D	3.2	0.9
Other, net	—	0.1
Deferred tax assets subtotal	$80.2	$71.6
Valuation allowances	(15.5)	(13.0)
Deferred tax assets	64.7	58.6
Net deferred tax assets (liabilities)	$(15.0)	$(25.9)

As of December 31, 2023 and 2022, the Company had a net deferred tax liability of $15.0 million and $25.9 million, respectively, on the Consolidated Balance Sheets. As of December 31, 2023, the Company had loss carryforwards in the UK totaling $59.5 million having various expiration dates. There are no federal loss carryforwards in the U.S.; however, there are $15.8 million in state and certain local loss carryforwards with various expiration dates.

During 2016, operating losses generated in the U.S. resulted in a decrease in the carrying value of the Company’s U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2016. In light of the Company's operating performance in the U.S. and current industry conditions, the Company assessed, based upon all available evidence at the time, and concluded that it was more likely than not that it would not realize a portion of its U.S. deferred tax assets. As such, the Company recorded a valuation allowance in 2016.

Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the Company’s deferred tax assets. Due to Metallus' historical operating performance in the U.S., we have historically been limited in our ability to rely on other subjective evidence such as projections of our future profitability. However, as of December 31, 2022, based on consecutive years of profitability, utilization of the majority of previously generated loss carryforwards in the U.S., and forecasted future profitability, the Company released a portion of its U.S. valuation allowance. The Company maintained a domestic partial valuation allowance on a capital loss carryforward and certain state loss carryforwards that are expected to expire unused. Metallus has provided a valuation allowance on the aforementioned UK loss carryforward.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries may cause variability in the Company’s effective tax rate. The majority of Metallus' income taxes are derived from federal, domestic state and local taxes.

As of December 31, 2023, 2022 and 2021, the Company had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact Metallus' effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2023, Metallus does not anticipate a change in its unrecognized tax positions during the next 12 months. Metallus had no accrued interest and penalties related to uncertain tax positions as of December 31, 2023, 2022 and 2021.

As of December 31, 2023, the tax years 2020 to the present remain open to examination by the IRS.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 3.4 million shares for the year ended December 31, 2023. For the year ended December 31, 2023, 0.4 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 3.0 million shares and 0.9 million shares assumed purchased with potential proceeds for the year ended December 31, 2023, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding convertible notes of 1.9 million for the year ended December 31, 2023, were included in the computation of diluted earnings (loss) per share, as these shares would be dilutive.

In the first quarter of 2023, the Company repurchased $7.5 million of outstanding principal related to the Convertible Notes. There were no repurchases related to the Convertible Notes during the remainder of 2023. These repurchases of Convertible Notes reduced weighted average diluted shares outstanding by approximately 0.7 million shares for the year ended December 31, 2023. Refer to “Note 14 – Financing Arrangements” for additional information on the Convertible Notes.

During the first half of 2022, the Company repurchased $25.2 million of outstanding principal related to the Convertible Notes. These repurchases of Convertible Notes reduced weighted average diluted shares outstanding by 2.3 million shares for the year ended December 31, 2022.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss), basic	$69.4	$65.1	$171.0
Add convertible notes interest	1.0	1.9	4.1
Net income (loss), diluted	$70.4	$67.0	$175.1

Denominator:
Weighted average shares outstanding, basic	43.8	45.8	45.9
Dilutive effect of equity-based awards	2.1	2.1	1.7
Dilutive effect of convertible notes	1.9	3.6	7.4
Weighted average shares outstanding, diluted	47.8	51.5	55.0

Basic earnings (loss) per share	$1.58	$1.42	$3.73
Diluted earnings (loss) per share	$1.47	$1.30	$3.18

Note 10 – Inventories

The components of inventories as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Manufacturing supplies	$51.5	$36.9
Raw materials	17.5	23.9
Work in process	109.6	94.7
Finished products	50.1	37.4
Gross inventory	228.7	192.9
Allowance for inventory reserves	(0.7)	(0.5)
Total inventories, net	$228.0	$192.4

Note 11 - Property, Plant and Equipment

The components of property, plant and equipment, net as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Land	$11.2	$11.2
Buildings and improvements	429.2	414.6
Machinery and equipment	1,367.6	1,391.5
Construction in progress	59.3	30.8
Subtotal	1,867.3	1,848.1
Less allowances for depreciation	(1,374.8)	(1,362.0)
Property, plant and equipment, net	$492.5	$486.1

Total depreciation expense was $54.6 million, $55.5 million, and $59.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Depreciation expense for the year ended December 31, 2021 includes $1.5 million of accelerated depreciation related to the closure of TMS which was announced in the fourth quarter of 2019 and the discontinuation of specific small-diameter seamless mechanical tube manufacturing announced in the third quarter of 2020. There was no accelerated depreciation for the years ended December 31, 2023 and 2022.

For the year ended December 31, 2023, the Company recorded a gain on sale and disposal of assets of $2.5 million primarily related to the sale of the small-diameter seamless mechanical tubing machinery and equipment, partially offset by assets removed from service. No impairment charges were recognized in 2023.

For the year ended December 31, 2022, the Company recorded a loss on sale and disposal of assets of $1.9 million primarily related to the sale of the remaining land and buildings at the Company's former TMS facility, as well as the disposition of excess and aged assets. No impairment charges were recognized in 2022.

For the year ended December 31, 2021, the Company recorded a net loss on sale of assets of $1.3 million related to the disposition of excess assets. During 2021, the Company also recorded approximately $10.6 million of impairment charges related to the indefinite idling of the Harrison melt and casting assets, the impairment of certain assets at our St. Clair facility due to the early termination of a customer program, and the disposition of assets at our former TMS facility.

Supplemental cash flow information related to non-cash investing activity was as follows:

	Year Ended December 31,
	2023	2022	2021
Accrued property, plant and equipment purchases	$12.1	$10.6	$3.6

Note 12 - Intangible Assets

The components of intangible assets, net as of December 31, 2023 and 2022 were as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6.3	$6.3	$—	$6.3	$6.2	$0.1
Technology use	9.0	9.0	—	9.0	9.0	—
Capitalized software	55.6	53.2	2.4	57.9	53.0	4.9
Total intangible assets	$70.9	$68.5	$2.4	$73.2	$68.2	$5.0

Intangible assets subject to amortization are amortized using a straight-line method over their legal or estimated useful lives. The weighted average useful lives of the customer relationships, technology use and capitalized software intangible assets are 15 years, 15 years and 6 years, respectively. The weighted average useful life of total intangible assets is 8 years as of December 31, 2023. Amortization expense for intangible assets for the years ended December 31, 2023, 2022, and 2021 was $2.3 million, $2.8 million and $3.3 million, respectively.

There were no material losses on disposal of intangible assets for the years ended December 31, 2023, 2022 and 2021.

Based upon the intangible assets subject to amortization as of December 31, 2023, Metallus' estimated annual amortization for the five succeeding years is shown below (in millions):

Year	Amortization Expense
2024	$1.3
2025	0.3
2026	0.2
2027	0.1
2028	0.1

Note 13 - Leases

The Company has operating leases primarily related to machinery and equipment, vehicles and information technology equipment. These leases have remaining lease terms of less than one year to approximately five years, some of which may include options to extend the lease for one or more years. Certain leases also include options to purchase the leased asset. As of December 31, 2023, the Company has no financing leases. The weighted average remaining lease term for our operating leases as of December 31, 2023 was 3.1 years.

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

The Company recorded lease cost for the years ended December 31, 2023, 2022 and 2021 as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$7.3	$6.7	$8.2
Short-term lease cost	0.8	0.9	0.7
Total lease cost	$8.1	$7.6	$8.9

When available, the rate implicit in the lease is used to discount lease payments to present value; however, the Company’s leases generally do not provide a readily determinable implicit rate. Therefore, the incremental borrowing rate to discount the lease payments is estimated using market-based information available at lease commencement. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2023 and 2022 was 4.3% and 3.1%, respectively.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$7.1	$6.7	$8.2
Right-of-use assets obtained in exchange for operating lease obligations	$5.6	$4.5	$3.1

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

2024	$5.5
2025	3.2
2026	1.7
2027	1.3
After 2028	0.8
Total future minimum lease payments	12.5
Less amount of lease payment representing interest	(1.1)
Total present value of lease payments	$11.4

Note 14 - Financing Arrangements

The following table summarizes the current and non-current debt as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	13.2	20.4
Total debt	$13.2	$20.4
Less current portion of debt	13.2	20.4
Total non-current portion of debt	$—	$—

Amended Credit Agreement

On September 30, 2022, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into a Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s secured Third Amended and Restated Credit Agreement, dated as of October 15, 2019.

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

As of December 31, 2023, the amount available under the Amended Credit Agreement was $258.8 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

The principal amount of the Convertible Senior Notes due 2025 as of December 31, 2023 is $13.3 million. Transaction costs related to the Convertible Senior Notes due 2025 incurred upon issuance were $1.5 million. These costs are amortized to interest expense over the term of the notes. The Convertible Senior Notes due 2025 are convertible at the option of the holders in certain circumstances and during certain periods into the Company's common shares, cash, or a combination thereof, at the Company's election.

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2023 (and each preceding quarter of 2023) and as such the notes can be converted at the option of the holders beginning January 1 through March 31, 2024. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability on the Consolidated Balance Sheets as of December 31, 2023. This criterion was also met as of December 31, 2022. To date, no holders have elected to convert their notes during any optional conversion periods.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020.

The components of the Convertible Senior Notes due 2025 as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Principal	$13.3	$20.8
Less: Debt issuance costs, net of amortization	(0.1)	(0.4)
Less: Debt discount, net of amortization	—	—
Convertible Senior Notes due 2025, net	$13.2	$20.4

In the first quarter of 2023, the Company repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes due 2025. Total cash paid to noteholders was $18.7 million. A loss on extinguishment of debt of $11.4 million was recognized, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

In the first half of 2022, the Company repurchased a total of $25.2 million aggregate principal amount of its Convertible Senior Notes Due 2025. There were no repurchases related to the Convertible Notes during the second half of 2022. Total cash paid to noteholders was $67.6 million. A loss on extinguishment of debt was recognized of $43.0 million, including a charge of $0.6 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $41.5 million as of December 31, 2023 and $53.4 million as of December 31, 2022. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

Metallus' Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of December 31, 2023, 2022, and 2021.

Interest (income) expense, net

The following table provides the components of interest (income) expense, net for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Interest expense	$2.7	$3.9	$6.2
Interest income	(9.8)	(3.3)	(0.3)
Interest (income) expense, net	$(7.1)	$0.6	$5.9

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of December 31, 2023, the carrying value of the Company's money market investment was $139.7 million, which approximates the fair value. The Company had $209.5 million invested in a money market fund as of December 31, 2022, and no cash invested in a money market fund as of December 31, 2021. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally, as of December 31, 2023, the Company has $119.9 million of cash held in other accounts which generate interest income at a rate similar to the money market fund.

The following table sets forth total interest expense recognized specifically related to the Convertible Notes:

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$0.9	$1.7	$3.7
Amortization of debt issuance costs	0.1	0.1	0.4
Total	$1.0	$1.8	$4.1

The total cash interest paid for the year ended December 31, 2023 , 2022, and 2021 was $2.1 million, $3.1 million and $5.1 million, respectively.

Treasury Shares

On December 20, 2021, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. On November 2, 2022, the Board of Directors authorized an additional $75.0 million share repurchase program. This authorization reflects the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow.

For the year ended December 31, 2023, the Company repurchased approximately 1.7 million common shares in the open market at an aggregate cost of $32.6 million, which equates to an average repurchase price of $19.03 per share. As of December 31, 2023, the Company had a balance of $40.4 million remaining under its share repurchase program. For the year ended December 31, 2022, the Company repurchased approximately 3.0 million common shares in the open market at an aggregate cost of $52.0 million, which equates to an average repurchase price of $17.18 per share. The Company did not repurchase shares during the year ended December 31, 2021.

Subsequent to December 31, 2023, the Company repurchased 0.1 million additional common shares in the open market at an aggregate cost of $1.2 million, which equates to an average repurchase price of $21.07 per share. As of February 15, 2024, the Company has $39.2 million remaining under its authorized share repurchase program.

Note 15 - Retirement and Postretirement Plans

Eligible employees, including certain employees in foreign countries, participate in the following Company-sponsored plans: Retirement Plan ("Salaried Plan"); Bargaining Unit Pension Plan ("Bargaining Plan"), Supplemental Pension Plan ("Supplemental Plan"), UK Pension Scheme ("Pension Scheme"), Mexico Pension Plan, and Postretirement Plans made up the Company's Bargaining Unit Welfare Benefit Plan for Retirees and Welfare Benefit Plan for Retirees.

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

The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions. Based on the results of the December 31, 2023 pension calculations, the Company estimates required Bargaining Plan contributions of approximately $40 million in 2024, with approximately $25 million of contributions required in the first quarter. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

Salaried Plan

During the fourth quarter of 2021, termination of the Salaried Plan was approved by the Company's Board of Directors. Participants were notified in January 2022 and the plan was terminated effective March 31, 2022, subject to regulatory approval, which was received in the fourth quarter of 2023. The purchase of an irrevocable annuity contract from an insurance company is expected to occur in 2024, after which time the insurance company selected will be responsible for all participant benefit payments.

Supplemental Plan

During the fourth quarter of 2019, the Company amended the Supplemental Plan, which provides for the payment of nonqualified supplemental pension benefits to certain salaried participants in the Salaried Plan. The amendment provided for the cessation of benefit accruals under the Supplemental Plan, effective as of December 31, 2020. Effective January 1, 2021, there were no new accruals of benefits, including with respect to service accruals and the final average compensation determination. Certain of the Company’s current and prior named executive officers are participants in the plan. Existing benefits under the plan, as of December 31, 2020, will otherwise continue in accordance with the terms of the plan.

Postretirement Plans

During the second quarter of 2019, the Company amended its Bargaining Unit Welfare Plan for Retirees related to moving Medicare-eligible retirees to an individual plan on a Medicare healthcare exchange.

During the fourth quarter of 2019, the Company also amended its Welfare Benefit Plan for Retirees, under which certain retired salaried employees of the Company and its subsidiaries are eligible to receive a Company contribution for their medical and prescription drug benefits under the retiree welfare plan. The amendment eliminated the retiree medical subsidy, effective as of December 31, 2019, for all remaining active salaried participants who retire after December 31, 2019 (provided, however, that participants who were laid off on or before March 31, 2020 and who otherwise qualified for the retiree medical subsidy under the terms of the retiree welfare plan remained entitled to receive the retiree medical subsidy).

Pension benefits earned are generally based on years of service and compensation during active employment. Metallus' funding policy is consistent with the funding requirements of applicable laws and regulations. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for the various asset classes. The expected rate of return for the investment portfolio is based on expected rates of return for various asset classes, as well as historical asset class and fund performance.

The following table sets forth the change in benefit obligation for the pension and postretirement benefit plans as of December 31, 2023:

	Pension
	United States of America			United Kingdom	Mexico
Change in benefit obligation:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Benefit obligation at the beginning of year	$474.9	$128.1	$15.5	$47.7	$0.4	$666.6	$87.4
Service cost	9.5	0.9	—	—	—	10.4	0.7
Interest cost	25.9	6.7	0.9	2.3	—	35.8	4.7
Actuarial (gains) losses	19.1	5.7	0.7	7.3	—	32.8	3.8
Benefits paid	(38.5)	(11.4)	(0.6)	(3.3)	—	(53.8)	(11.7)
Settlements	—	(6.0)	—	—	—	(6.0)	—
Foreign currency translation adjustment	—	—	—	2.7	0.1	2.8	—
Benefit obligation at the end of year	$490.9	$124.0	$16.5	$56.7	$0.5	$688.6	$84.9

Significant actuarial losses related to changes in benefit obligations for 2023 primarily resulted from a decrease in discount rates.

The following table sets forth the change in benefit obligation for the pension and postretirement benefit plans as of December 31, 2022:

	Pension
	United States of America			United Kingdom	Mexico
Change in benefit obligation:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Benefit obligation at the beginning of year	$1,025.4	$187.4	$23.6	$82.4	$0.4	$1,319.2	$117.8
Service cost	13.9	0.3	—	—	—	14.2	1.1
Interest cost	31.1	6.5	0.7	1.3	—	39.6	3.4
Actuarial (gains) losses	(203.6)	(34.0)	(6.5)	(25.3)	—	(269.4)	(24.0)
Benefits paid	(51.0)	(11.6)	(0.6)	(2.5)	—	(65.7)	(10.9)
Settlements	(340.9)	(20.5)	(1.7)	—	—	(363.1)	—
Foreign currency translation adjustment	—	—	—	(8.2)	—	(8.2)	—
Benefit obligation at the end of year	$474.9	$128.1	$15.5	$47.7	$0.4	$666.6	$87.4

Significant actuarial gains related to changes in benefit obligations for 2022 primarily resulted from an increase in discount rates. Significant settlements were a result of the Bargaining Plan annuity purchase as well as lump sum payments during 2022.

The following table sets forth the change in plan assets and funded status for the pension and postretirement benefit plan as of December 31, 2023:

	Pension
	United States of America			United Kingdom	Mexico
Change in plan assets:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Fair value of plan assets at the beginning of year	$353.9	$137.7	$—	$57.5	$0.3	$549.4	$59.2
Actual return on plan assets	19.3	9.3	—	2.5	—	31.1	5.3
Company contributions / payments	—	—	0.6	1.2	—	1.8	1.0
Benefits paid	(38.5)	(11.4)	(0.6)	(3.3)	—	(53.8)	(11.7)
Settlements	—	(6.0)	—	—	—	(6.0)	—
Foreign currency translation adjustment	—	—	—	3.1	—	3.1	—
Fair value of plan assets at end of year	$334.7	$129.6	$—	$61.0	$0.3	$525.6	$53.8
Funded status at end of year	$(156.2)	$5.6	$(16.5)	$4.3	$(0.2)	$(163.0)	$(31.1)

The following table sets forth the change in plan assets and funded status for the pension and postretirement benefit plan as of December 31, 2022:

	Pension
	United States of America			United Kingdom	Mexico
Change in plan assets:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Fair value of plan assets at the beginning of year	$862.8	$205.7	$—	$107.2	$0.3	$1,176.0	$76.8
Actual return on plan assets	(119.7)	(35.9)	—	(38.0)	—	(193.6)	(8.8)
Company contributions / payments	—	—	2.3	1.3	—	3.6	2.1
Benefits paid	(51.0)	(11.6)	(0.6)	(2.5)	—	(65.7)	(10.9)
Settlements	(338.2)	(20.5)	(1.7)	—	—	(360.4)	—
Foreign currency translation adjustment	—	—	—	(10.5)	—	(10.5)	—
Fair value of plan assets at end of year	$353.9	$137.7	$—	$57.5	$0.3	$549.4	$59.2
Funded status at end of year	$(121.0)	$9.6	$(15.5)	$9.8	$(0.1)	$(117.2)	$(28.2)

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

In the first quarter of 2023, in anticipation of receiving the regulatory approval to move forward with the plan termination process, the cumulative costs of all lump sum payments and other settlements were projected to exceed this threshold during 2023 for the Salaried Plan. Ultimately, these costs did not exceed this threshold for the Salaried Plan during 2023. The Salaried Plan's pension obligations and plan assets were remeasured during each quarter of 2023.

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

For the years ended December 31, 2023 and 2022, all pension plans had administrative expenses of $2.9 million and $5.1 million, respectively. These expenses are included in benefits paid in the tables above.

The accumulated benefit obligation at December 31, 2023 exceeded the fair value of plan assets for the Bargaining Plan and the unfunded Supplemental Plan. For the Bargaining Plan and Supplemental Plan, the accumulated benefit obligation was $486.1 million and $16.6 million, respectively, as of December 31, 2023.

The total pension accumulated benefit obligation for all plans was $683.7 million and $660.6 million as of December 31, 2023 and 2022, respectively.

Amounts recognized on the balance sheet at December 31, 2023 for the Company's pension and postretirement benefit plans include:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Non-current assets	$—	$5.6	$—	$4.3	$—	$9.9	$—
Current liabilities	(41.7)	—	(0.6)	—	—	(42.3)	(1.2)
Non-current liabilities	(114.5)	—	(15.9)	—	(0.2)	(130.6)	(29.9)
Total	$(156.2)	$5.6	$(16.5)	$4.3	$(0.2)	$(163.0)	$(31.1)

Amounts recognized on the balance sheet at December 31, 2022 for the Company's pension and postretirement benefit plans include:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Non-current assets	$—	$9.6	$—	$9.8	$—	$19.4	$—
Current liabilities	—	—	(0.6)	—	—	(0.6)	(1.4)
Non-current liabilities	(121.0)	—	(15.0)	—	(0.1)	(136.1)	(26.8)
Total	$(121.0)	$9.6	$(15.6)	$9.8	$(0.1)	$(117.3)	$(28.2)

Included in accumulated other comprehensive income (loss) at December 31, 2023 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Unrecognized prior service (benefit) cost	$11.1	$—	$—	$0.5	$—	$11.6	$(44.0)

Included in accumulated other comprehensive income (loss) at December 31, 2022 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Unrecognized prior service (benefit) cost	$12.4	$—	$—	$0.5	$—	$12.9	$(49.9)

The weighted average assumptions used in determining benefit obligation as of December 31, 2023 and 2022 were as follows:

	Pension		Postretirement
Assumptions:	2023	2022	2023	2022
Discount rate	5.33%	5.61%	5.43%	5.70%
Future compensation assumption	3.00%	3.00%	n/a	n/a

The weighted average assumptions used in determining benefit cost for the years ended December 31, 2023 and 2022 were as follows:

	Pension		Postretirement
Assumptions:	2023	2022	2023	2022
Discount rate	5.61%	2.96%	5.70%	3.00%
Future compensation assumption	3.00%	3.00%	n/a	n/a
Expected long-term return on plan assets	7.13%	5.96%	6.25%	4.75%

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

For measurement purposes, the weighted-average annual rate of increase in the per capita cost ("health care cost trend rate") was not applicable for the years 2023 and 2022.

The components of net periodic benefit cost (income) for the year ended December 31, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$9.5	$0.9	$—	$—	$—	$10.4	$0.7
Interest cost	25.9	6.7	0.9	2.3	—	35.8	4.7
Expected return on plan assets	(26.9)	(7.5)	—	(2.7)	—	(37.1)	(3.4)
Amortization of prior service cost	1.3	—	—	—	—	1.3	(6.0)
Settlements	—	—	—	—	—	—	—
Net remeasurement losses (gains)	26.6	4.0	0.6	7.5	—	38.7	1.9
Net Periodic Benefit Cost (Income)	$36.4	$4.1	$1.5	$7.1	$—	$49.1	$(2.1)

The components of net periodic benefit cost (income) for the year ended December 31, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$13.9	$0.3	$—	$—	$—	$14.2	$1.1
Interest cost	31.1	6.5	0.7	1.3	—	39.6	3.4
Expected return on plan assets	(46.7)	(5.0)	—	(3.2)	—	(54.9)	(3.4)
Amortization of prior service cost	1.3	—	—	—	—	1.3	(6.0)
Settlements	(2.7)	—	—	—	—	(2.7)	—
Net remeasurement losses (gains)	(37.2)	6.9	(6.5)	15.9	—	(20.9)	(11.8)
Net Periodic Benefit Cost (Income)	$(40.3)	$8.7	$(5.8)	$14.0	$—	$(23.4)	$(16.7)

The components of net periodic benefit cost (income) for the year ended December 31, 2021 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$17.0	$0.4	$—	$—	$—	$17.4	$1.2
Interest cost	28.4	5.9	0.8	1.1	—	36.2	3.2
Expected return on plan assets	(51.5)	(12.6)	—	(3.3)	—	(67.4)	(3.4)
Amortization of prior service cost	0.2	—	—	—	—	0.2	(6.0)
Curtailment	—	—	—	—	—	—	—
Net remeasurement losses (gains)	(15.1)	2.5	(1.5)	(1.1)	—	(15.2)	(4.9)
Net Periodic Benefit Cost (Income)	$(21.0)	$(3.8)	$(0.7)	$(3.3)	$—	$(28.8)	$(9.9)

Metallus recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, Metallus also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolios is based on expected rates of return for various asset classes, as well as historical asset class and fund performance.

The target allocations for each plan's assets are as follows:

	Pension
	United States of America			United Kingdom	Mexico
Target Allocations:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Weighted Average Pension	Postretirement Plans
Equity securities	38.0%	—	n/a	17.5%	—	26.2%	26.0%
Debt securities	34.0%	100.0%	n/a	65.0%	100.0%	53.9%	67.0%
Other investments	28.0%	—	n/a	17.5%	—	19.9%	7.0%

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

The following table presents the fair value hierarchy for those investments of the Company's pension assets measured at fair value on a recurring basis as of December 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5.8	$—	$5.8	$—
U.S government and agency securities	59.8	50.7	9.1	—
Corporate bonds	39.8	—	39.8	—
Mutual fund - equities	83.3	83.3	—	—
Mutual fund - fixed income	12.2	12.2	—	—
Mutual fund - tactical tilt	10.6	10.6	—	—
Real estate	14.1	—	—	14.1
Private debt	25.7	—	—	25.7
Other	0.6	—	0.6	—
Total Assets in the fair value hierarchy	$251.9	$156.8	$55.3	$39.8
Assets measured at net asset value (1)	273.7	—	—	—
Total Assets	$525.6	$156.8	$55.3	$39.8

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and hedge funds. As of December 31, 2023, these assets are redeemable at net asset value within 90 days, except for certain private investments with an estimated liquidation period of one to ten years.

The following table presents the fair value hierarchy for those investments of the Company's pension assets measured at fair value on a recurring basis as of December 31, 2022:

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

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and hedge funds. As of December 31, 2022, these assets were redeemable at net asset value within 90 days.

The following table sets forth a summary of changes in the fair value of the Company's pension plan level three assets for the year ended December 31, 2023:

Level 3 assets only
2023
Balance at the beginning of year	$26.4
Transfers in and/or out of Level 3	—
Actual return on plan assets:
Realized gain (loss)	(0.6)
Net unrealized gain (loss)	2.1
Purchases, sales, issuances and settlements:
Purchases	14.3
Sales	(2.4)
Balance at the end of year	$39.8

The following table presents the fair value hierarchy for those investments of the Company's postretirement assets measured at fair value on a recurring basis as of December 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2.2	$2.2	$—	$—
Mutual fund - equities	13.5	13.5	—	—
Mutual fund - fixed income	7.3	7.3	—	—
Mutual fund - real assets	1.1	1.1	—	—
Mutual fund - tactical tilt	2.5	2.5	—	—
Total Assets in the fair value hierarchy	$26.6	$26.6	$—	$—
Assets measured at net asset value (1)	27.2	—	—	—
Total Assets	$53.8	$26.6	$—	$—

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities. As of December 31, 2023, these assets are redeemable at net asset value on a daily basis.

The following table presents the fair value hierarchy for those investments of the Company's postretirement assets measured at fair value on a recurring basis as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1.4	$1.4	$—	$—
Mutual fund - fixed income	4.7	4.7	—	—
Total Assets in the fair value hierarchy	$6.1	$6.1	$—	$—
Assets measured at net asset value (1)	53.1	—	—	—
Total Assets	$59.2	$6.1	$—	$—

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities, fixed income securities, and limited partnerships. As of December 31, 2022, these assets were redeemable at net asset value within 90 days.

Future benefit payments are expected to be as follows:

	Pension
	United States of America			United Kingdom	Mexico
Benefit Payments:	Bargaining Plan	Salaried Plan (1)	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
2024	39.4	30.3	0.6	2.8	—	73.1	9.7
2025	40.3	10.5	0.6	2.8	—	54.2	8.9
2026	43.1	10.1	0.5	2.7	—	56.4	8.3
2027	47.2	9.8	13.8	3.1	—	73.9	7.9
2028	46.7	9.5	0.5	3.2	—	59.9	7.5
2029-2033	206.9	41.4	2.0	18.6	—	268.9	33.1

The Company expects to make required contributions and payments to its pension and postretirement plans of $45.5 million in the next 12 months and $177.0 million from 2025 through 2033. The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions.

(1) As part of the termination of the Salaried Plan, an irrevocable annuity contract is expected to be purchased from an insurance company in 2024. Shortly thereafter, the responsibility for all future Salaried Plan benefit payments will be assumed by the selected insurance company.

Defined Contribution Plans

The Company recorded expense primarily related to employer matching and non-discretionary contributions to these defined contribution plans of $3.4 million in 2023, $3.3 million in 2022, and $2.8 million in 2021.
Note 16 - Stock-Based Compensation

Description of the Plan

On May 6, 2020, the Company's shareholders approved the 2020 Equity and Incentive Compensation Plan ("2020 Plan"), which replaced the previously approved Amended and Restated 2014 Equity and Incentive Compensation Plan ("2014 Plan"). The 2020 Plan authorizes the Compensation Committee to provide cash awards and equity-based compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and certain other awards for the primary purpose of providing our employees, officers and directors incentives and rewards for service and/or performance. Subject to adjustment as described in the 2020 Plan, and subject to the 2020 Plan share counting rules, a total of 2.0 million common shares of the Company are available for awards granted under the 2020 Plan (plus shares subject to awards granted under the 2020 Plan or the 2014 Plan that are canceled or forfeited, expire, are settled for cash, or are unearned to the extent of such cancellation, forfeiture, expiration, cash settlement or unearned amount, as further described in the 2020 Plan). These shares may be shares of original issuance or treasury shares, or a combination of both. The aggregate number of shares available under the 2020 Plan will generally be reduced by one common share for every one share subject to an award granted under the 2020 Plan. The 2020 Plan also provides that, subject to adjustment as described in the 2020 Plan: (1) the aggregate number of common shares actually issued or transferred upon the exercise of incentive stock options will not exceed 2.0 million common shares; and (2) no non-employee director of the Company will be granted, in any period of one calendar year, compensation for such service having an aggregate maximum value (measured at the grant date as applicable, and calculating the value of any awards based on the grant date fair value for financial reporting purposes) in excess of $0.5 million.

On May 5, 2021, shareholders approved the Amended and Restated 2020 Equity and Incentive Compensation Plan (the “Amended 2020 Plan”), which amended and restated the 2020 plan. In general, the Amended 2020 Plan modified the 2020 Plan to (1) increase the number of common shares, without par value, of the Company available for awards by 2,000,000 shares, (2) correspondingly increase the limit on shares that may be issued or transferred upon the exercise of incentive stock options by 2,000,000 shares, (3) remove the 2020 Plan’s full value award limit of 1.8 million shares and (4) extend the plan term until May 5,

2031. In addition, the Amended 2020 Plan made certain other conforming, clarifying or non-substantive changes to the terms of the 2020 Plan to implement the Amended 2020 Plan but did not make other material changes to the 2020 Plan.

Stock Options

There were no stock options granted during the years ended December 31, 2023, 2022 and 2021.

The following summarizes the Company's stock option activity from January 1, 2023 to December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding as of December 31, 2022	1,119,523	$18.85
Granted	—	—	—	—
Exercised	(291,928)	10.11	—	—
Canceled, forfeited or expired	(206,245)	33.93	—	—
Outstanding as of December 31, 2023	621,350	$17.95	3.5	$5.6
Options expected to vest	66,360	5.26	6.2	1.2
Options exercisable	554,990	$19.47	3.1	$4.4

Time-Based Restricted Stock Units

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period.

The following summarizes the Company's stock-settled, time-based restricted stock unit activity from January 1, 2023 to December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,546,002	$9.29
Granted	385,959	18.52
Vested	(302,935)	11.41
Canceled, forfeited or expired	(9,307)	18.19
Outstanding as of December 31, 2023	1,619,719	$11.99

Performance-Based Restricted Stock Units

Annual grants of performance-based restricted stock units are generally earned (determined under a Compensation Committee approved matrix) based on the Company's relative total shareholder return as compared to an identified peer group of steel companies. The overall vesting period is generally three years, with relative total shareholder return measured for the one, two and three-year periods creating effectively a “nested” 1-year, 2-year, and 3-year performance period. Relative total shareholder return is calculated for each nested performance period by taking the beginning and ending price points based off a 20-trading day average closing stock price as of December 31.

The following summarizes the Company's stock-settled performance-based restricted stock unit activity from January 1, 2023 to December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	968,415	$10.21
Granted	211,639	23.13
Vested	(167,694)	4.98
Canceled, forfeited or expired	2,298	23.44
Outstanding as of December 31, 2023	1,014,658	$13.76

Transformation Incentive Grant Program

On December 15, 2023, the Board of approved and authorized a performance-based Transformation Incentive Grant program (the “Transformation Incentive Grant Program”). Under the Transformation Incentive Grant Program, effective December 15, 2023, certain employees of the Company were granted performance-based Restricted Share Unit awards designed to be earned from 0 percent to 200 percent of target levels depending on the degree to which the closing price performance of the Company's common shares satisfies specific average per share closing price goals (achieved if the goal price is met or exceeded by the 20-trading-day average closing price for each trading day in any 20-consecutive-day trading period) during a performance period running from December 1, 2023 through December 31, 2026. Any performance shares earned will pay out in two equal installments in early 2027 and 2028, generally conditioned on continued employment with the Company until the applicable vesting date. Different payout curves apply for each participant group (Tier 1-2 or Tier 3-4).

The following summarizes the Company's Transformation Incentive Grant Program activity from January 1, 2023 to December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	—	$—
Granted (Tier 1-2)	200,000	22.22
Granted (Tier 3-4)	150,000	22.78
Canceled, forfeited or expired	—	—
Outstanding as of December 31, 2023	350,000	$22.46

Other Information

Metallus recognized stock-based compensation expense of $11.5 million, $8.8 million and $7.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, future stock-based compensation expense related to the unvested portion of all awards is approximately $19.9 million, which is expected to be recognized over a weighted average period of 2.4 years.

Note 17 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2022	$(6.8)	$21.5	$14.7
Other comprehensive income before reclassifications, before income tax	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	0.3	(4.9)	(4.6)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	2.3	2.3
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	0.3	(2.6)	(2.3)
Balance as of December 31, 2023	$(6.5)	$18.9	$12.4

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2021	$(5.1)	$25.8	$20.7
Other comprehensive income before reclassifications, before income tax	(1.7)	—	(1.7)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(4.7)	(4.7)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	0.4	0.4
Net current period other comprehensive income (loss), net of income taxes	(1.7)	(4.3)	(6.0)
Balance as of December 31, 2022	$(6.8)	$21.5	$14.7

The amount reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2023 and December 31, 2022 for the pension and postretirement liability adjustment was included in other (income) expense, net in the Consolidated Statements of Operations. The amount deferred to accumulated other comprehensive income (loss) for the year ended December 31, 2021 was a result of a plan amendment to the Company's Bargaining Plan. For more details refer to "Note 15 - Retirement and Postretirement Plans."

Note 18 – Contingencies

Metallus has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. At both December 31, 2023 and 2022, Metallus had a $1.1 million contingency reserve related to loss exposures incurred in the ordinary course of business.

Note 19 – Subsequent Event

On February 27, 2024, the Company entered an agreement with the United States Army. The agreement provides for up to $99 million in funding from the Army, half of which is currently committed with the balance subject to mutual agreement as the final project details are presented to the Army. This funding will support new assets aimed at bolstering the Army's mission of ramping up artillery shell production in the coming years. The Company is targeting late 2025 for the new assets to be operational with funding to be provided throughout the procurement and installation process.

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

Report of Management on Internal Control Over Financial Reporting

The management of Metallus is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Metallus' internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2023, Metallus' internal control over financial reporting is effective.

Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, has issued an audit report on our assessment of Metallus' internal control over financial reporting as of December 31, 2023. Please refer to Item 8, “Reports of Independent Registered Public Accounting Firm.”

Changes in Internal Controls

There have been no changes during the Company’s fourth quarter of 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, officers (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted written plans for the sale of the Company’s common shares intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangements”) as follows:

On November 14, 2023, Nicholas A. Yacobozzi, Chief Accounting Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 19,350 common shares that may be earned (net of shares withheld for taxes) upon the vesting of performance-based restricted stock units awarded for the 2021-2023 performance period, as well as up to 12,900 common shares expected to be received (net of shares withheld for taxes) upon vesting of restricted stock units on March 1, 2024, which trading arrangement is scheduled to terminate no later than August 25, 2024.

Each of the above-named officers is currently and is expected to remain in compliance with his or her share ownership guidelines following the sale of any common shares pursuant to his or her 10b5-1 trading arrangement.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On February 26, 2024, the Company amended its existing Amended and Restated Articles of Incorporation, as amended (the “Amended Articles”), to revise Article FIRST to change its corporate name to “Metallus Inc.” The amendment was approved by the Company’s Board of Directors and was effected by the filing of a Certificate of Amendment to the Amended Articles with the Ohio Secretary of State.

Also effective on February 26, 2024, the Company amended its existing Code of Regulations to reflect the new corporate name (the “Amended and Restated Regulations”). The Amended and Restated Regulations were approved by the Company’s Board of Directors.

The foregoing descriptions are qualified in their entirety by reference to the Certificate of Amendment to the Amended Articles and the Amended and Restated Regulations, copies of which are attached as Exhibits 3.1 and 3.2, respectively, to this Annual Report on Form 10-K and are incorporated by reference herein.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Required information will be set forth under the captions “Proposal 1: Election of directors” in the proxy statement to be filed within 120 days of December 31, 2023 in connection with the annual meeting of shareholders to be held on May 7, 2024, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board of directors information - Audit committee” in the proxy statement to be filed within 120 days of December 31, 2023 in connection with the annual meeting of shareholders to be held on May 7, 2024, and is incorporated herein by reference. Information regarding compliance with Section 16(a) by the Company's section 16 reporting persons is set forth under the caption "Delinquent Section 16(a) reports" in the proxy statement to be filed within 120 days of December 31, 2023 in connection with the annual meeting of shareholders to be held on May 7, 2024 and is incorporated herein by reference.

The Company’s Corporate Governance Guidelines and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on the Company’s website at www.metallus.com. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer or controller, as well as to its directors. The Company’s code of ethics, the Metallus Code of Conduct, is available on its website at www.metallus.com. The Company intends to disclose any amendment to its code of ethics or waiver from its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any director, by posting such amendment or waiver, as applicable, on its website at www.metallus.com.

Item 11. Executive Compensation

Required information will be set forth under the captions “Compensation discussion and analysis”; “2023 Summary compensation table”; “2023 Grants of plan-based awards table”; “Outstanding equity awards at 2023 year-end table”; “2023 Option exercises and stock vested table”; “Pension benefits”; “2023 Nonqualified deferred compensation table”; “Potential payments upon termination or change in control”; “Director compensation”; “CEO pay ratio”; “Board of directors information - Compensation committee”; “Board of directors information - Compensation committee interlocks and insider participation”; and “Board of directors information - Compensation committee report” in the proxy statement to be filed within 120 days of December 31, 2023 in connection with the annual meeting of shareholders to be held on May 7, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Required information, regarding beneficial owners of more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial ownership of common stock” in the proxy statement to be filed within 120 days of December 31, 2023 in connection with the annual meeting of shareholders to be held on May 7, 2024, and is incorporated herein by reference. Required information regarding securities authorized for issuance under the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Required information will be set forth under the captions “Corporate governance - Director independence” and “Corporate governance - Related-party transactions approval policy” in the proxy statement to be filed within 120 days of December 31, 2023 in connection with the annual meeting of shareholders to be held on May 7, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2023 and 2022 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “ Proposal 2: Ratification of appointment of independent auditors - Services of independent auditor for 2023“ and “Proposal 2: Ratification of appointment of independent auditors - Audit committee pre-approval policies and procedures” in the proxy statement to be filed within 120 days of December 31, 2023 in connection with the annual meeting of shareholders to be held on May 7, 2024, and is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.

(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.

(a)(3) Listing of Exhibits

Exhibit Number	Exhibit Description
2.1†	Separation and Distribution Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
3.1*	Amended and Restated Articles of Incorporation, as amended
3.2*	Code of Regulations of Metallus Inc.
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

10.7	Supplemental Pension Plan (Effective June 30, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).
10.8	Form of Severance Agreement with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).
10.9††	Form of Director Indemnification Agreement.
10.10††	Form of Officer Indemnification Agreement.
10.11††	Form of Director and Officer Indemnification Agreement.
10.12	Amended and Restated 2014 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).
10.13	Amended and Restated Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).

10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313).
10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019, File No. 001-36313).
10.16	Form of Time-Based Ratable Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019, File No. 001-36313).
10.17	Form of Deferred Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016, File No. 001-36313).
10.18	Form of Director Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2020, File No. 001-36313).
10.19

Restricted Share Unit Inducement Award Agreement dated as of January 5, 2021 by and between the Company and Michael S. Williams (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 25, 2021, File No. 001-36313).

10.20

Performance-Based Restricted Share Unit Inducement Award Agreement dated as of January 5, 2021 by and between the Company and Michael S. Williams (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 25, 2021, File No. 001-36313).

10.21

Severance Agreement dated as of January 1, 2021 between the Company and Michael S. Williams (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 25, 2021, File No. 001-36313).

10.22

Form of Severance Agreement between the Company and Certain Executive Officers (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 25, 2021, File No. 001-36313).

10.23	2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020, File No. 001-36313).
10.24	Amended and Restated 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2021, File No. 001-36313).
10.25	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021, File No. 001-36313).
10.26	Form of Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021, File No. 001-36313).
10.27

Fourth Amended and Restated Credit Agreement, dated as of September 30, 2022, by and among the Company, the other loan parties and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K filed on October 5, 2022, File No.001-36313).

10.28	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2022, File No. 001-36313).
10.29	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report of Form 8-K filed on February 9, 2023, File No. 001-36313).
10.30*	Form of Transformation Incentive Grant Performance-Based Restricted Share Unit Agreement for Tier 1 and 2 Participants
10.31*	Form of Transformation Incentive Grant Performance-Based Restricted Share Unit Agreement for Tier 3 and 4 Participants
21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Metallus Inc. Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.
**	Furnished herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2023	2022	2021
Balance at Beginning of Period	$1.0	$1.9	$1.3
Additions:
Charged to Costs and Expenses (1)	1.2	—	0.6
Deductions (2)	(0.2)	(0.9)	—
Balance at End of Period	$2.0	$1.0	$1.9
Allowance for inventory reserves:	2023	2022	2021
Balance at Beginning of Period	$0.5	$0.8	$13.9
Additions:
Charged to Costs and Expenses (3)	1.1	0.5	2.8
Deductions (4)	(0.9)	(0.8)	(15.9)
Balance at End of Period	$0.7	$0.5	$0.8
Valuation allowance on deferred tax assets:	2023	2022	2021
Balance at Beginning of Period	$13.0	$15.5	$47.7
Additions:
Charged to Costs and Expenses (5)	2.5	—	—
Charged to Other Accounts (6)	—	—	4.8
Deductions (7)	—	(2.5)	(37.0)
Balance at End of Period	$15.5	$13.0	$15.5

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

METALLUS INC.

Date:	February 28, 2024	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Williams	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Michael S. Williams

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Kristopher R. Westbrooks

/s/ Nicholas A. Yacobozzi	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Nicholas A. Yacobozzi

*	Director
Mary Ellen Baker		February 28, 2024

*	Director
Nicholas J. Chirekos		February 28, 2024

*	Director
Diane C. Creel		February 28, 2024

*	Director
Randall H. Edwards		February 28, 2024

*	Director
Kenneth V. Garcia		February 28, 2024

*	Director
Ellis A. Jones		February 28, 2024

*	Director
Donald T. Misheff		February 28, 2024

*	Director
Jamy P. Rankin		February 28, 2024

*	Director
Ronald A. Rice		February 28, 2024

*	Director
Randall A. Wotring		February 28, 2024

*Signed by the undersigned as attorney-in-fact and agent for the directors indicated.

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Kristopher R. Westbrooks