Form 10-Q
period 2024-03-31
Metallus Inc.
filed 2024-05-09
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common Shares, without par value	43,861,978

Metallus Inc.

Part I. Financial Information

Item 1. Financial Statements

Metallus Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions, except per share data)
Net sales	$321.6	$323.5
Cost of products sold	271.0	283.1
Gross Profit	50.6	40.4

Selling, general and administrative expenses	24.1	21.0
Loss (gain) on sale or disposal of assets, net	0.1	0.1
Interest (income) expense, net	(2.8)	(1.5)
Loss on extinguishment of debt	—	11.4
Other (income) expense, net	(0.8)	(8.8)
Income (Loss) Before Income Taxes	30.0	18.2
Provision (benefit) for income taxes	6.0	3.8
Net Income (Loss)	$24.0	$14.4

Per Share Data:
Basic earnings (loss) per share	$0.55	$0.33
Diluted earnings (loss) per share	$0.52	$0.30

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Net income (loss)	$24.0	$14.4
Other comprehensive income (loss), net of tax of none and $(0.1) million for the three months ended March 31, 2024 and 2023
Foreign currency translation adjustments	—	(0.5)
Pension and postretirement liability adjustments	(1.1)	(0.1)
Other comprehensive income (loss), net of tax	(1.1)	(0.6)
Comprehensive Income (Loss), net of tax	$22.9	$13.8

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$278.1	$280.6
Accounts receivable, net of allowances (2024 - $2.0 million; 2023 - $2.0 million)	120.0	113.2
Inventories, net	237.5	228.0
Deferred charges and prepaid expenses	9.0	10.3
Other current assets	3.1	24.7
Total Current Assets	647.7	656.8

Property, plant and equipment, net	492.4	492.5
Operating lease right-of-use assets	10.1	11.4
Pension assets	11.0	9.9
Intangible assets, net	2.6	2.7
Other non-current assets	2.0	2.0
Total Assets	$1,165.8	$1,175.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$145.4	$133.3
Salaries, wages and benefits	19.2	26.8
Accrued pension and postretirement costs	26.8	43.5
Current operating lease liabilities	4.4	5.0
Current convertible notes, net	13.2	13.2
Other current liabilities	30.1	26.6
Total Current Liabilities	239.1	248.4

Credit Agreement	—	—
Non-current operating lease liabilities	5.7	6.4
Accrued pension and postretirement costs	153.1	160.5
Deferred income taxes	15.1	15.0
Other non-current liabilities	13.5	13.4
Total Liabilities	426.5	443.7

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2024 - 48.2 million shares and 2023 - 47.1 million shares	—	—
Additional paid-in capital	835.0	844.2
Retained deficit	(29.7)	(53.7)
Treasury shares - 2024 - 4.2 million; 2023 - 4.0 million	(77.3)	(71.3)
Accumulated other comprehensive income (loss)	11.3	12.4
Total Shareholders’ Equity	739.3	731.6
Total Liabilities and Shareholders’ Equity	$1,165.8	$1,175.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2023	43,136,311	$844.2	$(53.7)	$(71.3)	$12.4	$731.6
Net income (loss)	—	—	24.0	—	—	24.0
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	104,630	1.1	—	—	—	1.1
Purchase of treasury shares, including excise tax	(211,571)	—	—	(4.4)	—	(4.4)
Issuance of treasury shares	1,707,603	(13.8)	—	13.8	—	—
Shares surrendered for taxes	(739,352)	—	—	(15.4)	—	(15.4)
Balance As of March 31, 2024	43,997,621	$835.0	$(29.7)	$(77.3)	$11.3	$739.3

	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2022	44,064,891	$847.0	$(123.1)	$(52.1)	$14.7	$686.5
Net income (loss)	—	—	14.4	—	—	14.4
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	2.6	—	—	—	2.6
Stock option activity	101,130	1.3	—	—	—	1.3
Purchase of treasury shares, including excise tax	(514,086)	—	—	(9.4)	—	(9.4)
Issuance of treasury shares	555,062	(11.4)	—	11.4	—	—
Shares surrendered for taxes	(176,720)	—	—	(3.4)	—	(3.4)
Balance As of March 31, 2023	44,030,277	$839.5	$(108.7)	$(53.5)	$14.1	$691.4

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$24.0	$14.4
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	13.4	14.5
Amortization of deferred financing fees	0.1	0.1
Loss on extinguishment of debt	—	11.4
Loss (gain) on sale or disposal of assets, net	0.1	0.1
Deferred income taxes	—	0.7
Stock-based compensation expense	3.5	2.6
Pension and postretirement (benefit) expense, net	2.0	3.8
Changes in operating assets and liabilities:
Accounts receivable, net	(6.7)	(47.5)
Inventories, net	(9.3)	(52.0)
Accounts payable	16.5	63.7
Other accrued expenses	(4.2)	(12.8)
Pension and postretirement contributions and payments	(28.4)	(1.5)
Deferred charges and prepaid expenses	1.3	1.8
Other, net	21.1	10.5
Net Cash Provided (Used) by Operating Activities	33.4	9.8

Investing Activities
Capital expenditures	(17.4)	(10.6)
Proceeds from disposals of property, plant and equipment	—	1.5
Net Cash Provided (Used) by Investing Activities	(17.4)	(9.1)

Financing Activities
Purchase of treasury shares	(4.4)	(9.4)
Proceeds from exercise of stock options	1.1	1.3
Shares surrendered for employee taxes on stock compensation	(15.4)	(3.4)
Repayments on convertible notes	—	(18.7)
Net Cash Provided (Used) by Financing Activities	(18.7)	(30.2)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(2.7)	(29.5)
Cash, cash equivalents, and restricted cash at beginning of period	281.3	257.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$278.6	$228.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$278.1	$227.4
Restricted cash reported in other current assets	0.5	0.9
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$278.6	$228.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared by Metallus Inc. (the “Company” or “Metallus”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Metallus' audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.

Note 2 - Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance", which requires business entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around (1) the nature of the assistance, (2) the related accounting policies used to account for government assistance, (3) the effect of government assistance on the entity’s financial statements, and (4) any significant terms and conditions of the agreements, including commitments and contingencies.

The Company prospectively applied the guidance in conjunction with the agreement with United States Army entered into during the first quarter of 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures during the first quarter of 2024; however, the Company anticipates that the adoption of this ASU will have a material impact on the consolidated financial statements and related disclosures beginning in the second quarter of 2024.

The Company will apply the guidance within “International Accounting Standards (“IAS”) 20 - Accounting for Government Grants and Disclosure of Government Assistance” and will record the funding received as a reduction to property, plant and equipment, as the primary conditions for receipt of these funds are to build-out new assets to support increased artillery shell production for the United States Army. The Company anticipates funding to begin in the second quarter of 2024 and will continue to receive funding related to this program into 2025.

There are no other current ASUs issued, but not adopted, that are expected to have a material impact on the Company.

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Industrial	$118.9	$126.3
Automotive	122.9	127.8
Aerospace & Defense (1)	46.3	17.4
Energy	28.0	46.2
Other (2)	5.5	5.8
Total Net Sales	$321.6	$323.5

(1) “Aerospace & Defense” sales by end-market were previously included in "Industrial."

(2) “Other” sales by end-market includes the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Bar	$193.9	$218.1
Tube	47.8	45.7
Manufactured components	74.4	53.9
Other (3)	5.5	5.8
Total Net Sales	$321.6	$323.5

(3) “Other” sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from any cash payments received in advance of shipment to customers and are included in other current liabilities on the Consolidated Balance Sheets. Contract liabilities totaled $0.7 million and $1.8 million as of March 31, 2024 and 2023, respectively.

Note 4 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Pension and postretirement non-service benefit (income) loss	$(1.4)	$(1.2)
Loss (gain) from remeasurement of benefit plans	0.8	$2.2
Insurance recoveries	—	(9.8)
Foreign currency exchange loss (gain)	(0.2)	—
Total other (income) expense, net	$(0.8)	$(8.8)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), Retirement Plan (“Salaried Plan”), and the Supplemental Pension Plan ("Supplemental Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024. The Company is required to complete a full remeasurement of the plan each quarter for the remainder of 2024 or until the plan is annuitized with assets and liabilities transferred to a highly-rated insurance company, which is expected to occur in the second quarter of 2024.

A loss of $0.8 million from the remeasurement of the Salaried Plan was recognized for the three months ended March 31, 2024. This loss was due to $1.5 million of investment losses on plan assets and lump sum basis losses, partially offset by a $0.7 million decrease in the liability due to an increase in the discount rate.

A loss of $2.2 million from the remeasurement of the Salaried Plan was recognized for the three months ended March 31, 2023. This loss was due to a $4.6 million increase in the liability driven by a decrease in the discount rate and lump sum basis losses, partially offset by $2.4 million of investment gains on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 9 - Retirement and Postretirement Plans.”

During 2023, the Company recognized insurance recoveries of $31.3 million related to the 2022 Faircrest melt shop unplanned downtime. In the first quarter of 2023, the Company recognized recoveries of $9.8 million, of which $0.8 million was received during the first quarter and $9.0 million was received in the second quarter of 2023. In the second quarter of 2023, a $1.5 million insurance recovery was received, and the remaining $20.0 million was received in the first quarter of 2024. The 2022 insurance claims were closed in the first quarter of 2024. For further information related to previous insurance recoveries, refer to "Note 7 - Other (Income) Expense, net" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Note 5 - Income Tax Provision

Metallus' provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2024	2023
Provision (benefit) for incomes taxes	$6.0	$3.8
Effective tax rate	20.0%	21.0%

Income tax expense for the three months ended March 31, 2024 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate of 20.0% for the three months ended March 31, 2024 was lower than the rate of 21.0% for the three months ended March 31, 2023. The change is primarily related to limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025 and a state net operating loss discrete adjustment that impacted the first quarter of 2023, partially offset by higher book income in the first quarter of 2024.

Cash taxes were minimal in the first quarter of 2024. In April 2024, the Company made $17.8 million in U.S. federal tax payments and $3.6 million in state and local tax payments.

Note 6 - Earnings (Loss) Per Share

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 2.9 million shares for the three months ended March 31, 2024. For the three months ended March 31, 2024, 0.6 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.3 million shares and 0.8 million shares assumed purchased with potential proceeds for the three months ended March 31, 2024, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023 as these shares would be dilutive.

The reduction in the dilutive effect on convertible notes is attributable to the repurchase of outstanding Convertible Notes that occurred in the first quarter of 2023. For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss), basic	$24.0	$14.4
Add convertible notes interest	0.2	0.3
Net income (loss), diluted	$24.2	$14.7

Denominator:
Weighted average shares outstanding, basic	43.6	44.0
Dilutive effect of stock-based awards	1.5	2.1
Dilutive effect of convertible notes	1.7	2.6
Weighted average shares outstanding, diluted	46.8	48.7

Basic earnings (loss) per share	$0.55	$0.33
Diluted earnings (loss) per share	$0.52	$0.30

Note 7 - Inventories

The components of inventories, net of reserves as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Manufacturing supplies	$54.2	$51.5
Raw materials	18.3	17.5
Work in process	107.1	109.6
Finished products	58.6	50.1
Gross inventory	238.2	228.7
Allowance for inventory reserves	(0.7)	(0.7)
Total inventories, net	$237.5	$228.0

Note 8 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes the current and non-current debt as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	13.2	13.2
Total debt	$13.2	$13.2
Less current portion of debt	13.2	13.2
Total non-current portion of debt	$—	$—

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

As of March 31, 2024, the amount available under the Amended Credit Agreement was $270.9 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the first quarter of 2024 and as such the notes can be converted at the option of the holders beginning April 1 through June 30, 2024. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of March 31, 2024. This criterion was also met as of December 31, 2023. To date, no holders have elected to convert their notes during any optional conversion periods.

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

The components of the Convertible Senior Notes due 2025 as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Principal	$13.3	$13.3
Less: Debt issuance costs, net of amortization	(0.1)	(0.1)
Convertible Senior Notes due 2025, net	$13.2	$13.2

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$0.2	$0.3
Amortization of debt issuance costs	—	—
Total	$0.2	$0.3

The total cash interest paid for the three months ended March 31, 2024 and 2023 was $0.3 million and $0.4 million, respectively.

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $39.2 million as of March 31, 2024. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

Metallus' Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of March 31, 2024.

Interest (Income) Expense, net

The following table provides the components of interest (income) expense, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Interest expense	$0.6	$0.7
Interest income	(3.4)	(2.2)
Interest (income) expense, net	$(2.8)	$(1.5)

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of March 31, 2024, the carrying value of the Company's money market investment was $146.4 million, which approximates the fair value. The Company had $94.1 million in cash invested in a money market fund as of March 31, 2023. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally as of March 31, 2024 and 2023, the Company has $121.3 and $116.0 million of cash held in other accounts which generate interest income at a rate similar to the money market fund.

Treasury Shares

On December 20, 2021, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, or terminated by the Company at any time without prior notice. On November 2, 2022, the Board of Directors authorized an additional $75.0 million share repurchase program.

For the three months ended March 31, 2024, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $4.4 million in the open market, which equates to an average repurchase price of $20.87 per share. For the three months ended March 31, 2023, the Company repurchased approximately 0.5 million common shares at an aggregate cost of $9.4 million in the open market, which equates to an average repurchase price of $18.20 per share.

On May 6, 2024, the Board of Directors authorized an additional $100.0 million share repurchase program. This authorization reflects the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow. From April 1, 2024 through May 6, 2024, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $3.9 million, which equates to an average repurchase price of $21.69 per share. In aggregate as of May 6, 2024, the Company has $132.1 million remaining under its authorized share repurchase programs.

Note 9 - Retirement and Postretirement Plans

Plan Amendments and Updates

Bargaining Plan

On October 29, 2021, the United Steelworkers ("USW") Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract, which is in effect until September 27, 2025, resulted in several changes to the Bargaining Plan including but not limited to closing the plan to new entrants effective January 1, 2022. For a detailed discussion of the Company's Bargaining Plan changes, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the first quarter of 2024, the Company contributed a total of $28.4 million in pension contributions, most of which related to the Bargaining Plan. In April 2024, the Company contributed an additional $5.9 million to the Bargaining Plan and anticipates additional contributions of approximately $12.0 million to the Bargaining Plan throughout the remainder of 2024. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

Salaried Plan

During the fourth quarter of 2021, termination of the Salaried Plan was approved by the Company's Board of Directors. Participants were notified in January 2022 and the plan was terminated effective March 31, 2022, subject to regulatory approval which was received in the fourth quarter of 2023. The purchase of an irrevocable annuity contract from an insurance company is expected to occur in the second quarter of 2024, after which time the insurance company selected will be responsible for all participant benefit payments.

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended March 31, 2024 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.2	$0.2	$—	$—	$—	$2.4	$0.1
Interest cost	6.4	1.5	0.2	0.6	—	8.7	1.1
Expected return on plan assets	(7.0)	(1.6)	—	(0.7)	—	(9.3)	(0.7)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	0.8	—	—	—	0.8	—
Net Periodic Benefit Cost (Income)	$1.9	$0.9	$0.2	$(0.1)	$—	$2.9	$(1.0)

The components of net periodic benefit cost (income) for the three months ended March 31, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.4	$0.2	$—	$—	$—	$2.6	$0.2
Interest cost	6.5	1.7	0.2	0.5	—	8.9	1.2
Expected return on plan assets	(6.7)	(1.9)	—	(0.6)	—	(9.2)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	2.2	—	—	—	2.2	—
Net Periodic Benefit Cost (Income)	$2.5	$2.2	$0.2	$(0.1)	$—	$4.8	$(1.0)

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

In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024. The Company is required to complete a full remeasurement of the plan each quarter for the remainder of 2024 or until the plan is annuitized with assets and liabilities transferred to a highly-rated insurance company, which is expected to occur in the second quarter of 2024. Subsequent to the first quarter of 2024, on May 1, 2024, the Company made $20.8 million in lump sum payments in advance of the annuitization of the Salaried Plan.

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

Note 10 – Stock-Based Compensation

During the three months ended March 31, 2024, the Board of Directors granted 370,296 time-based restricted stock units and 205,944 performance-based restricted stock units, which relates to the annual grant to our employees. During the three months ended March 31, 2023, the Board of Directors granted 314,194 time-based restricted stock units and 211,639 performance-based restricted stock units, which relates to the annual grant to our employees.

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period. The fair value of the restricted stock units granted during the three months ended March 31, 2024 was $20.66 per share.

Performance-based restricted stock units issued in 2024 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires Metallus to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the three months ended March 31, 2024 was $18.73 per share.

In the fourth quarter of 2023, the Board approved and authorized a performance-based Transformation Incentive Grant program (the “Transformation Incentive Grant Program”). Under the Transformation Incentive Grant Program, certain employees were granted performance-based restricted stock unit awards designed to be earned based upon the closing price performance of the Company's common shares during a performance period running from December 1, 2023 through December 31, 2026. Similar to the annual performance-based restricted stock units, the fair value of each share is determined using a Monte Carlo valuation model, a generally accepted lattice pricing model. There were no additional grants under the Transformation Incentive Grant Program in the first quarter of 2024. For further information, refer to Metallus' Stock Based Compensation note included in its Annual Report on Form 10-K for the year ended December 31, 2023.

Metallus recognized stock-based compensation expense of $3.5 million for the three months ended March 31, 2024, compared to $2.6 million for the three months ended March 31, 2023. Future stock-based compensation expense related to the unvested portion of all awards is approximately $28.2 million. The future expense is expected to be recognized over the remaining vesting periods through 2027.

Note 11 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance As of December 31, 2023	$(6.5)	$18.9	$12.4
Other comprehensive income (loss) before reclassifications, before income tax	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.1)	(1.1)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	—	(1.1)	(1.1)
Balance As of March 31, 2024	$(6.5)	$17.8	$11.3

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2022	$(6.8)	$21.5	$14.7
Other comprehensive income (loss) before reclassifications, before income tax	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.2)	(1.2)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	1.2	1.2
Tax effect	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	(0.5)	(0.1)	(0.6)
Balance as of March 31, 2023	$(7.3)	$21.4	$14.1

The amount reclassified from accumulated other comprehensive income (loss) in the three months ended March 31, 2024 and 2023 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 12 – Contingencies

Metallus has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of March 31, 2024 and December 31, 2023, Metallus had a $1.0 million and a $1.1 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

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

Q1 2024 Business Highlights

The following items represent key trends and events during the three months ended March 31, 2024:

•
Aerospace & Defense end market: We continue to optimize our product portfolio, increasing aerospace & defense ship tons by approximately 136% compared with the three months ended March 31, 2023.
•
Base sales: The Company’s products continued to demand strong base sales prices throughout the first quarter of 2024, with average base sales price per ton improving in all end-markets compared with the same time period in 2023.
•
Capital investments: The Company continues to invest organically with $17.4 million of capital investments during the first quarter of 2024. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability, as well as additional manufactured component capacity for profitable growth.

•
Liquidity: Our balance sheet has remained strong, with total liquidity of $549.0 million, including cash and cash equivalents of $278.1 million as of March 31, 2024. Operating cash flow of $33.4 million in the first quarter 2024 was primarily driven by profitability and insurance recoveries.
•
Rebranding: On February 26, 2024, the Company changed its name to Metallus Inc. The new name honors the Company's century-long legacy as an industry-leading producer of strong, sustainable steel and reflects its vision to harness the enduring power of high-performance metals to make the world a better place.
•
Defense Contract: On February 27, 2024, the Company announced that it entered into an agreement for up to $99 million in funding from the United States Army, $49.5 million of which is currently obligated with the balance subject to mutual agreement during subsequent project phases after the final project details are presented to the Army. This funding, which will be provided throughout the procurement and installation process, is intended to support a capital project at the Company aimed at bolstering the Army's mission of ramping up artillery shell production in the coming years. We expect approximately $45 million dollars of funding to be received this year, with the majority of that amount to be received in the second half of the year. The Company is targeting late 2025 for the new assets to be operational. It is expected that the funding will cover the majority of the cost of the capital project.
•
Share repurchase program: On May 6, 2024, the Board of Directors authorized an additional $100.0 million share repurchase program. This authorization reflects the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow. In aggregate as of May 6, 2024, the Company has $132.1 million remaining under its authorized share repurchase programs.

(1) Please see discussion of non-GAAP financial measures in Form 10-Q – Net Sales Adjusted to Exclude Surcharges

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended March 31, 2024 and 2023.

Net Sales
$400
$300
$200
$100
$0
$ in Millions
$321.6
$323.5
2024
2023

Shipments (tons)
Tons in thousands
200
180
160
140
120
100
80
60
40
20
0
155.2
172.9
2024
2023

Net sales for the three months ended March 31, 2024 were $321.6 million, a decrease of $1.9 million, or 0.6%, compared with the three months ended March 31, 2023. The decrease in sales was primarily driven by lower volume and a decrease in surcharges, mostly offset by favorable price/mix. Lower volume of 17.7 thousand ship tons resulted in a net sales decrease of $25.3 million. Lower market prices for alloy drove the unfavorable surcharges of $13.2 million, partially offset by higher scrap prices. Favorable price/mix of $36.6 million was primarily due to higher base prices across all end-markets as well as a larger proportion of aerospace and defense shipments. Excluding surcharges, net sales increased $11.2 million or 4.7%.

Gross Profit

The chart below presents the drivers of the gross profit variance for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Gross profit for the three months ended March 31, 2024 increased $10.2 million, or 25.2%, compared with the three months ended March 31, 2023. The increase was driven by favorable price/mix, partially offset by higher manufacturing costs and lower volume. Favorable price/mix was due to higher base prices across all end-markets as well as a larger proportion of aerospace and defense shipments. Higher manufacturing costs were primarily due to higher plant spend and decreased fixed cost leverage on lower production. Lower volume to the automotive, energy and industrial end-markets was partially offset by higher volume to the aerospace & defense end-market.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2024 and 2023.

SG&A Expense
Three months ended March 31,
$30
$25
$20
$15
$10
$5
$0
$ in Millions
$24.1
$21.0
2024
2023

SG&A expense for the three months ended March 31, 2024 increased by $3.1 million, or 14.8%, compared with the three months ended March 31, 2023. The increase was primarily due to higher salaries and benefits, stock-based compensation, and rebranding expenses.

Interest (Income) Expense, net

Net interest income for the three months ended March 31, 2024 was $2.8 million compared with $1.5 million for the three months ended March 31, 2023. The change was due to interest earned on greater cash invested in a money market fund and in other accounts which generate interest income at a rate similar to the money market fund during 2024. Refer to “Note 8 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended March 31,
	2024	2023	$ Change
Pension and postretirement non-service benefit (income) loss	$(1.4)	$(1.2)	$(0.2)
Loss (gain) from remeasurement benefit plan	0.8	2.2	(1.4)
Insurance recoveries	—	(9.8)	9.8
Foreign currency exchange loss (gain)	(0.2)	—	—
Total other (income) expense, net	$(0.8)	$(8.8)	$8.2

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), Retirement Plan (“Salaried Plan”), and the Supplemental Pension Plan ("Supplemental Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024. The Company is required to complete a full remeasurement of the plan each quarter for the remainder of 2024 or until the plan is annuitized with assets and liabilities transferred to a highly-rated insurance company, which is expected to occur in the second quarter of 2024.

A loss of $0.8 million from the remeasurement of the Salaried Plan was recognized for the three months ended March 31, 2024. This loss was due to $1.5 million of investment losses on plan assets and lump sum basis losses, partially offset by a $0.7 million decrease in the liability due to an increase in the discount rate.

A loss of $2.2 million from the remeasurement of the Salaried Plan was recognized for the three months ended March 31, 2023. This loss was due to a $4.6 million increase in the liability driven by a decrease in the discount rate and lump sum basis losses, partially offset by $2.4 million of investment gains on plan assets.

For more details on the aforementioned remeasurements, refer to “Note 9 - Retirement and Postretirement Plans.”

During 2023, the Company recognized insurance recoveries of $31.3 million related to the 2022 Faircrest melt shop unplanned downtime. In the first quarter of 2023, the Company recognized recoveries of $9.8 million, of which $0.8 million was received during the first quarter and $9.0 million was received in the second quarter of 2023. In the second quarter of 2023, a $1.5 million insurance recovery was received, and the remaining $20.0 million was received in the first quarter of 2024. The 2022 insurance claims were closed in the first quarter of 2024. Refer to “Note 4 - Other (Income) Expense, net” in the Notes to the Consolidated Financial Statements for additional information. For further information related to previous insurance recoveries, refer to "Note 7 - Other (Income) Expense, net" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Provision for Income Taxes

	Three Months Ended March 31,
	2024	2023	$ Change
Provision (benefit) for income taxes	$6.0	$3.8	$2.2
Effective tax rate	20.0%	21.0%	-1.0%

The provision for income taxes for the quarter ended March 31, 2024 was $6.0 million compared to $3.8 million in 2023. The change from the prior year is primarily related to higher income in the first quarter of 2024, partially offset by discrete state net operating losses in the first quarter of 2023.

Non-GAAP Financial Measures

Net Sales Adjusted to Exclude Surcharges

The tables below present net sales by end-markets, adjusted to exclude surcharges, which represents a financial measure that has not been determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We believe presenting net sales by end-markets, both on a gross basis and on a per ton basis, adjusted to exclude raw material and energy surcharges, provides additional insight into key drivers of net sales such as base price and product mix. Due to the fact that the surcharge mechanism can introduce volatility to our net sales, net sales adjusted to exclude surcharges provides management and investors clarity of our core pricing and results. Presenting net sales by end-markets, adjusted to exclude surcharges including on a per ton basis, allows management and investors to better analyze key market indicators and trends and allows for enhanced comparison between our end-markets.

When surcharges are included in a customer agreement and are applicable (i.e., reach the threshold amount), based on the terms outlined in the respective agreement, surcharges are then included as separate line items on a customer’s invoice. These additional surcharge line items adjust base prices to match cost fluctuations due to market conditions. Each month, the Company will post on the surcharges page of its external website, as well as our customer portal, the scrap, alloy, and energy surcharges that will be applied (as a separate line item) to invoices dated in the following month (based upon shipment volumes in the following month). All surcharges invoiced are included in GAAP net sales.

(dollars in millions, ship tons in thousands)
	Three Months Ended March 31, 2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	60.8	66.5	16.5	11.4	—	155.2

Net Sales	$118.9	$122.9	$46.3	$28.0	$5.5	$321.6
Less: Surcharges	30.1	26.5	6.5	6.6	—	69.7
Base Sales	$88.8	$96.4	$39.8	$21.4	$5.5	$251.9

Net Sales / Ton	$1,956	$1,848	$2,806	$2,456	$—	$2,072
Surcharges / Ton	$495	$398	$394	$579	$—	$449
Base Sales / Ton	$1,461	$1,450	$2,412	$1,877	$—	$1,623

	Three Months Ended March 31, 2023
	Industrial	Automotive	Aerospace & Defense	Energy	Other
Ship Tons	65.2	80.4	7.0	20.3	—	172.9

Net Sales	$126.3	$127.8	$17.4	$46.2	$5.8	$323.5
Less: Surcharges	34.5	31.7	3.5	13.1	—	82.8
Base Sales	$91.8	$96.1	$13.9	$33.1	$5.8	$240.7

Net Sales / Ton	$1,937	$1,590	$2,486	$2,276	$—	$1,871
Surcharges / Ton	$529	$394	$500	$645	$—	$479
Base Sales / Ton	$1,408	$1,196	$1,986	$1,631	$—	$1,392

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

Refer to “Note 8 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the first quarter of 2024 and as such the notes can be converted at the option of the holders beginning April 1 through June 30, 2024. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods. For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$278.1	$280.6

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(123.7)	(135.8)
Availability	276.3	264.2
Amount borrowed	—	—
Letter of credit obligations	(5.4)	(5.4)
Availability not borrowed	$270.9	$258.8

Total liquidity	$549.0	$539.4

(1) As of March 31, 2024, and December 31, 2023, the Company had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of March 31, 2024, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2024 operating and long-range plan, we believe that our cash balance as of March 31, 2024, projected cash generated from operations, and borrowings available under the Amended Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months. We expect capital expenditures to be approximately $60 million in 2024.

In the first quarter of 2024, the Company contributed a total of $28.4 million in pension contributions, most of which related to the Bargaining Plan. In April 2024, the Company contributed an additional $5.9 million to the Bargaining Plan and anticipates additional contributions of approximately $12.0 million to the Bargaining Plan throughout the remainder of 2024.

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

In the first quarter of 2023, the Company privately negotiated early repurchases of $7.5 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating annual interest savings of $0.5 million, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2023 by 0.7 million shares and, on a go-forward basis, reduced diluted shares outstanding by 1.0 million shares.

For the three months ended March 31, 2024, the Company repurchased approximately 0.2 million common shares in the open market at an aggregate cost of $4.4 million, which equates to an average repurchase price of $20.87 per share. As of March 31, 2024, the Company had a balance of $36.0 million remaining under its share repurchase program.

On May 6, 2024, the Board of Directors authorized an additional $100.0 million share repurchase program. From April 1, 2024 through May 6, 2024, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $3.9 million, which equates to an average repurchase price of $21.69 per share. In aggregate as of May 6, 2024, the Company has $132.1 million remaining under its authorized share repurchase programs.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2024 and 2023. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Three Months Ended March 31,
	2024	2023
Net cash provided (used) by operating activities	$33.4	$9.8
Net cash provided (used) by investing activities	(17.4)	(9.1)
Net cash provided (used) by financing activities	(18.7)	(30.2)
Increase (Decrease) in Cash and Cash Equivalents	$(2.7)	$(29.5)

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $33.4 million compared to net cash provided of $9.8 million for the three months ended March 31, 2023. The change was primarily driven by higher profitability, lower working capital and insurance recoveries, partially offset by pension contributions during the first quarter of 2024 compared to the first quarter of 2023.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2024 was $17.4 million compared to net cash used of $9.1 million for the three months ended March 31, 2023. The change was due to higher capital expenditures in the first quarter of 2024 compared to the same time period in 2023.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2024 was $18.7 million compared to net cash used of $30.2 million for the three months ended March 31, 2023. The change was primarily due to lower repurchases of common shares and Convertible Notes in 2024, partially offset by higher shares surrendered for taxes during the first quarter of 2024 compared to the same period in 2023. Refer to “Note 8 - Financing Arrangements” for more detail related to the Convertible Senior Notes due in 2025 and the share repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of March 31, 2024, we have $13.2 million of aggregate debt outstanding. None of our outstanding debt as of March 31, 2024 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Commodity Price Risk

In the ordinary course of business, we are exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals and alloys. Additionally, the current and potential future global conflicts could also exacerbate inflationary pressures throughout the global economy and lead to potential market disruptions, such as significant volatility in commodity prices and supply chain disruptions. Although our business has not been materially impacted by current conflicts to date, it is difficult to predict the extent to which our operations, or those of our suppliers, will be impacted in the future.

Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing business. We utilize a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap, alloys and other raw materials, as well as energy. From time to time, we may use financial instruments to hedge a portion of our exposure to commodity price risk. In periods of stable demand for our products, the surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand and cost of raw materials are lower, however, the surcharge impacts sales prices to a lesser extent.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended March 31, 2024.

(Dollars in millions, except shares and per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$40.4
January, 2024	55,754	$21.09	55,754	$39.2
February, 2024	12,004	$19.88	12,004	$39.0
March, 2024	143,813	$20.87	143,813	$36.0
Quarter ended March 31, 2024	211,571	$20.87	211,571	$36.0

On May 6, 2024, the Board of Directors authorized an additional $100.0 million share repurchase program. From April 1, 2024 through May 6, 2024, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $3.8 million, which equates to an average repurchase price of $21.69 per share. In aggregate as of May 6, 2024, the Company has $132.1 million remaining under its authorized share repurchase programs.

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

(3) On December 20, 2021, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. On November 2, 2022, the Board of Directors authorized an additional $75.0 million share repurchase program. On May 6, 2024, the Board of Directors again authorized an additional $100.0 million share repurchase program. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and does not have an expiration date.

Item 5. Other Information

During the quarter ended March 31, 2024, officers (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted written plans for the sale of the Company’s common shares intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangements”) as follows:

On March 6, 2024, Kristine C. Syrvalin, Executive Vice President, General Counsel and Chief Human Resources Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 9,008 common shares, as well as up to 2,480 common shares acquired upon exercise of stock options, which trading arrangement is scheduled to start no earlier than June 6, 2024 and terminate no later than December 6, 2024.

On March 7, 2024, Kristopher R. Westbrooks, Executive Vice President and Chief Financial Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 16,559 common shares, as well as up to 28,346 common shares acquired upon exercise of stock options, which trading arrangement is scheduled to start no earlier than June 10, 2024 and terminate no later than December 4, 2024.

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

METALLUS INC.

Date:	May 9, 2024	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)