Form 10-Q
period 2024-09-30
Metallus Inc.
filed 2024-11-07
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Shares, without par value	42,494,328

Metallus Inc.

Part I. Financial Information

Item 1. Financial Statements

Metallus Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions, except per share data)
Net sales	$227.2	$354.2	$843.5	$1,034.3
Cost of products sold	215.1	303.2	756.7	889.2
Gross Profit	12.1	51.0	86.8	145.1

Selling, general and administrative expenses	22.5	20.5	67.3	61.9
Loss (gain) on sale or disposal of assets, net	0.1	(0.3)	0.4	(2.8)
Interest (income) expense, net	(2.4)	(1.8)	(7.6)	(5.0)
Loss on extinguishment of debt	—	—	—	11.4
Other (income) expense, net	(1.0)	(2.0)	(2.3)	(13.1)
Income (Loss) Before Income Taxes	(7.1)	34.6	29.0	92.7
Provision (benefit) for income taxes	(1.2)	9.8	6.3	24.6
Net Income (Loss)	$(5.9)	$24.8	$22.7	$68.1

Per Share Data:
Basic earnings (loss) per share	$(0.13)	$0.56	$0.52	$1.55
Diluted earnings (loss) per share	$(0.13)	$0.51	$0.49	$1.43

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)
Net income (loss)	$(5.9)	$24.8	$22.7	$68.1

Other comprehensive income (loss), net of benefit (provision) for income taxes of $(0.1) million and $0.2 million for the three months ended September 30, 2024 and 2023, and net of benefit (provision) for incomes taxes of $(0.1) million and none for the nine months ended September 30, 2024 and 2023

Foreign currency translation adjustments	0.2	(0.7)	(0.3)	(0.5)
Pension and postretirement liability adjustments	(1.4)	(1.1)	(3.7)	(2.5)
Other comprehensive income (loss), net of tax	(1.2)	(1.8)	(4.0)	(3.0)
Comprehensive Income (Loss), net of tax	$(7.1)	$23.0	$18.7	$65.1

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$254.6	$280.6
Accounts receivable, net of allowances (2024 - $1.5 million; 2023 - $2.0 million)	105.1	113.2
Inventories, net	218.0	228.0
Deferred charges and prepaid expenses	17.8	10.3
Other current assets	6.5	24.7
Total Current Assets	602.0	656.8

Property, plant and equipment, net	496.3	492.5
Operating lease right-of-use assets	11.6	11.4
Pension assets	6.9	9.9
Intangible assets, net	4.0	2.7
Other non-current assets	12.6	2.0
Total Assets	$1,133.4	$1,175.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$113.3	$133.3
Salaries, wages and benefits	19.9	26.8
Accrued pension and postretirement costs	17.7	43.5
Current operating lease liabilities	5.1	5.0
Current convertible notes, net	13.2	13.2
Government funding liabilities	45.5	—
Other current liabilities	13.5	26.6
Total Current Liabilities	228.2	248.4

Credit Agreement	—	—
Non-current operating lease liabilities	6.5	6.4
Accrued pension and postretirement costs	157.2	160.5
Deferred income taxes	15.1	15.0
Other non-current liabilities	13.7	13.4
Total Liabilities	420.7	443.7

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2024 - 48.2 million shares and 2023 - 47.1 million shares	—	—
Additional paid-in capital	840.4	844.2
Retained deficit	(31.0)	(53.7)
Treasury shares - 2024 - 5.7 million; 2023 - 4.0 million	(105.1)	(71.3)
Accumulated other comprehensive income (loss)	8.4	12.4
Total Shareholders’ Equity	712.7	731.6
Total Liabilities and Shareholders’ Equity	$1,133.4	$1,175.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2023	43,136,311	$844.2	$(53.7)	$(71.3)	$12.4	$731.6
Net income (loss)	—	—	24.0	—	—	24.0
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	104,360	1.1	—	—	—	1.1
Purchase of treasury shares, including excise tax	(211,571)	—	—	(4.4)	—	(4.4)
Issuance of treasury shares	1,707,603	(13.8)	—	13.8	—	—
Shares surrendered for taxes	(739,352)	—	—	(15.4)	—	(15.4)
Balance As of March 31, 2024	43,997,621	$835.0	$(29.7)	$(77.3)	$11.3	$739.3
Net income (loss)	—	—	4.6	—	—	4.6
Other comprehensive income (loss)	—	—	—	—	(1.7)	(1.7)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	21,954	0.2	—	—	—	0.2
Purchase of treasury shares, including excise tax	(439,031)	—	—	(9.6)	—	(9.6)
Issuance of treasury shares	59,179	(1.5)	—	1.5	—	—
Shares surrendered for taxes	(3,518)	—	—	—	—	—
Balance at June 30, 2024	43,636,205	$837.2	$(25.1)	$(85.4)	$9.6	$736.3
Net income (loss)	—	—	(5.9)	—	—	(5.9)
Other comprehensive income (loss)	—	—	—	—	(1.2)	(1.2)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	7,968	0.1	—	—	—	0.1
Purchase of treasury shares, including excise tax	(1,159,488)	—	—	(20.1)	—	(20.1)
Issuance of treasury shares	13,348	(0.4)	—	0.4	—	—
Shares surrendered for taxes	(3,933)	—	—	—	—	—
Balance As of September 30, 2024	42,494,100	$840.4	$(31.0)	$(105.1)	$8.4	$712.7

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2022	44,064,891	$847.0	$(123.1)	$(52.1)	$14.7	$686.5
Net income (loss)	—	—	14.4	—	—	14.4
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	2.6	—	—	—	2.6
Stock option activity	101,130	1.3	—	—	—	1.3
Purchase of treasury shares, including excise tax	(514,086)	—	—	(9.4)	—	(9.4)
Issuance of treasury shares	555,062	(11.4)	—	11.4	—	—
Shares surrendered for taxes	(176,720)	—	—	(3.4)	—	(3.4)
Balance As of March 31, 2023	44,030,277	$839.5	$(108.7)	$(53.5)	$14.1	$691.4
Net income (loss)	—	—	28.9	—	—	28.9
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	2.9	—	—	—	2.9
Stock option activity	76,030	0.6	—	—	—	0.6
Purchase of treasury shares, including excise tax	(650,271)	—	—	(11.4)	—	(11.4)
Issuance of treasury shares	29,356	(1.8)	—	1.8	—	—
Shares surrendered for taxes	—		—	—	—	—
Balance As of June 30, 2023	43,485,392	$841.2	$(79.8)	$(63.1)	$13.5	$711.8
Net income (loss)	—	—	24.8	—	—	24.8
Other comprehensive income (loss)	—	—	—	—	(1.8)	(1.8)
Stock-based compensation expense	—	3.0	—	—	—	3.0
Stock option activity	61,075	0.5	—	—	—	0.5
Purchase of treasury shares, including excise tax	(352,860)	(0.3)	—	(7.7)	—	(8.0)
Issuance of treasury shares	56,131	(2.2)	—	2.2	—	—
Shares surrendered for taxes	(740)	—	—	—	—	—
Balance As of September 30, 2023	43,248,998	$842.2	$(55.0)	$(68.6)	$11.7	$730.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$22.7	$68.1
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	40.4	42.8
Amortization of deferred financing fees	0.4	0.4
Loss on extinguishment of debt	—	11.4
Loss (gain) on sale or disposal of assets, net	0.4	(2.8)
Deferred income taxes	—	0.7
Stock-based compensation expense	10.5	8.5
Pension and postretirement (benefit) expense, net	5.1	6.4
Changes in operating assets and liabilities:
Accounts receivable, net	7.5	(56.1)
Inventories, net	9.2	(62.7)
Accounts payable	(16.4)	34.1
Other accrued expenses	(19.9)	(9.7)
Pension and postretirement contributions and payments	(38.0)	(2.4)
Deferred charges and prepaid expenses	(7.5)	(5.0)
Other, net	12.0	17.5
Net Cash Provided (Used) by Operating Activities	26.4	51.2

Investing Activities
Capital expenditures	(49.1)	(36.2)
Proceeds from government funding	45.5	—
Proceeds from disposals of property, plant and equipment	—	1.7
Net Cash Provided (Used) by Investing Activities	(3.6)	(34.5)

Financing Activities
Purchase of treasury shares	(34.1)	(28.5)
Proceeds from exercise of stock options	1.4	2.4
Shares surrendered for employee taxes on stock compensation	(15.5)	(3.4)
Repayments on convertible notes	—	(18.7)
Net Cash Provided (Used) by Financing Activities	(48.2)	(48.2)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(25.4)	(31.5)
Cash, cash equivalents, and restricted cash at beginning of period	281.3	257.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$255.9	$226.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$254.6	$225.4
Restricted cash reported in other current assets	1.3	0.9
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$255.9	$226.3

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

In the three and nine months ended September 30, 2024, the Company received $35.5 million and $45.5 million, respectively, in funding related to this program and recorded the funding as a current liability on the Consolidated Balance Sheets and as investing within the Consolidated Cash Flows. There was $5.8 million in capital spending in the third quarter of 2024 related to assets associated with government-funded projects. The Company will apply the guidance within "International Accounting Standards ("IAS") 20 - Accounting for Government Grants and Disclosure of Government Assistance" and will record the funding received as a reduction to property, plant and equipment at the completion of the project, as the primary conditions for receipt of these funds are to build-out new assets to support increased artillery shell production for the United States Army. In October 2024, the Company received an additional $7.0 million in government funding.

There are no other current ASUs issued, but not adopted, that are expected to have a material impact on the Company.

Note 3 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Industrial	$91.4	$143.0	$313.3	$415.3
Automotive	104.9	140.1	350.1	404.8
Aerospace & Defense(1)	12.3	30.7	102.3	70.9
Energy	14.5	35.6	63.4	127.7
Other (2)	4.1	4.8	14.4	15.6
Total Net Sales	$227.2	$354.2	$843.5	$1,034.3

(1) “Aerospace & Defense” sales by end-market were previously included in "Industrial" and have been broken out separately for all periods.

(2) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Bar	$126.3	$240.9	$500.3	$712.8
Tube	27.6	43.3	110.4	127.5
Manufactured components	69.2	65.2	218.4	178.4
Other (3)	4.1	4.8	14.4	15.6
Total Net Sales	$227.2	$354.2	$843.5	$1,034.3

(3) “Other” sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from any cash payments received in advance from customers and are included in other current liabilities on the Consolidated Balance Sheets. There were no contract liabilities as of September 30, 2024 and $0.7 million as of September 30, 2023.

Note 4 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pension and postretirement non-service benefit (income) loss	$(1.3)	$(1.2)	$(4.1)	$(3.7)
Loss (gain) from remeasurement of benefit plans	—	(1.0)	1.8	1.7
Insurance recoveries	—	—	—	(11.3)
Foreign currency exchange (gain) loss	0.3	—	—	(0.1)
Miscellaneous (income) expense	—	0.2	—	0.3
Total other (income) expense, net	$(1.0)	$(2.0)	$(2.3)	$(13.1)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), the Supplemental Pension Plan ("Supplemental Plan") and the recently terminated Retirement Plan ("Salaried Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024 and recorded a loss of $0.8 million.

In the second quarter of 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America (“Prudential”) in connection with the annuitization of the Salaried Plan. The Company remeasured the Salaried Plan upon annuitization on May 15, 2024. A loss of $1.0 million from the remeasurement of the Salaried Plan was recognized for the three months ended June 30, 2024. The loss was primarily due to investment losses on plan assets of $1.8 million partially offset by a decrease in the liability due to an increase in the discount rate of $0.7 million. In addition, the three months ended June 30, 2024 included a $0.1 million gain as a result of the completion of the Salaried Plan annuitization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision (benefit) for incomes taxes	$(1.2)	$9.8	$6.3	$24.6
Effective tax rate	16.9%	28.3%	21.7%	26.5%

Income tax expense for the three months ended September 30, 2024 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the three and nine months ended September 30, 2024 was 16.9%% and 21.7%, respectively, compared to a rate of 28.3% and 26.5% for the prior year. The decrease in the effective tax rate is primarily related to lower income before income taxes for the three and nine months ended September 30, 2024. In addition to lower income before income taxes, the decrease for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is also impacted by the deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025 and a state net operating loss discrete adjustment that both impacted 2023.

For the nine months ended September 30, 2024, Metallus made $21.5 million in U.S. federal tax payments, $6.1 million in state and local tax payments, and $0.2 million in foreign tax payments. For the nine months ended September 30, 2023, Metallus made $17.0 million in U.S. federal payments, $3.4 million in state and local tax payments, and $1.2 million in foreign tax payments.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 2.4 million shares for the three months ended September 30, 2024. For the three months ended September 30, 2024, common share equivalents for shares issuable for equity-based awards were excluded from the computation of diluted earnings (loss) per share, because the effect of their inclusion would have been anti-dilutive.

Common share equivalents for shares issuable for equity-based awards amounted to 2.6 million shares for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, 0.6 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.0 million shares assumed issued and the 0.9 million shares assumed purchased with potential proceeds for the nine months ended September 30, 2024 were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were excluded in the computation of diluted earnings (loss) per share for the three months ended September 30, 2024 as these shares would be anti-dilutive.

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the nine months ended September 30, 2024 as these shares would be dilutive.

The reduction in the dilutive effect on convertible notes is attributable to the repurchase of outstanding Convertible Notes that occurred in the first quarter of 2023. For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss), basic	$(5.9)	$24.8	$22.7	$68.1
Add convertible notes interest	—	0.2	0.6	0.8
Net income (loss), diluted	$(5.9)	$25.0	$23.3	$68.9

Denominator:
Weighted average shares outstanding, basic	43.1	44.1	43.4	44.0
Dilutive effect of stock-based awards	—	2.1	1.1	2.0
Dilutive effect of convertible notes	—	1.7	1.7	2.0
Weighted average shares outstanding, diluted	43.1	47.9	46.2	48.0

Basic earnings (loss) per share	$(0.13)	$0.56	$0.52	$1.55
Diluted earnings (loss) per share	$(0.13)	$0.51	$0.49	$1.43

Note 7 - Inventories

The components of inventories, net of reserves as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Manufacturing supplies	$57.9	$51.5
Raw materials	13.7	17.5
Work in process	108.4	109.6
Finished products	38.7	50.1
Gross inventory	218.7	228.7
Allowance for inventory reserves	(0.7)	(0.7)
Total inventories, net	$218.0	$228.0

Note 8 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes the current and non-current debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	13.2	13.2
Total debt	$13.2	$13.2
Less current portion of debt	13.2	13.2
Total non-current portion of debt	$—	$—

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

As of September 30, 2024, the amount available under the Amended Credit Agreement was $242.2 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the third quarter of 2024 and as such the notes can be converted at the option of the holders beginning October 1 through December 31, 2024. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. As such, the Convertible Senior Notes due 2025 are classified as a current liability in the Consolidated Balance Sheets as of September 30, 2024. This criterion was also met as of December 31, 2023. To date, no holders have elected to convert their notes during any optional conversion periods.

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

The components of the Convertible Senior Notes due 2025 as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Principal	$13.3	$13.3
Less: Debt issuance costs, net of amortization	(0.1)	(0.1)
Convertible Senior Notes due 2025, net	$13.2	$13.2

The following table sets forth interest expense recognized specifically related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$0.2	$0.2	$0.6	$0.7
Amortization of debt issuance costs	—	—	—	0.1
Total	$0.2	$0.2	$0.6	$0.8

The total cash interest paid for the nine months ended September 30, 2024 and 2023 was $1.3 million, respectively.

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $19.9 million as of September 30, 2024.The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

Metallus’ Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of September 30, 2024.

Interest (Income) Expense, net

The following table provides the components of interest (income) expense, net for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$0.7	$0.6	$2.0	$1.9
Interest income	(3.1)	(2.4)	(9.6)	(6.9)
Interest (income) expense, net	$(2.4)	$(1.8)	$(7.6)	$(5.0)

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of September 30, 2024, the carrying value of the Company's money market investment was $125.9 million, which approximates the fair value. The Company had $96.2 million in cash invested in a money market fund as of September 30, 2023. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally, as of September 30, 2024 and 2023, the Company has $124.1 and $118.5 million, respectively, of cash held in other accounts which generate interest income at a rate similar to the money market fund.

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

For the three months ended September 30, 2024, the Company repurchased approximately 1.2 million common shares in the open market at an aggregate cost of $20.1 million, which equates to an average repurchase price of $17.29 per share. For the nine months ended September 30, 2024, the Company repurchased approximately 1.8 million common shares in the open market at an aggregate cost of $34.1 million, which equates to an average repurchase price of $18.82 per share. As of September 30, 2024, the Company had a balance of $106.3 million remaining on its authorized share repurchase program.

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

In the nine months ended September 30, 2024, the Company contributed a total of $37.5 million in pension contributions, most of which related to the Bargaining Plan. In October 2024, the Company contributed an additional $5.3 million to the Bargaining Plan, resulting in total 2024 pension contributions of $42.8 million. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

Salaried Plan

During the fourth quarter of 2021, termination of the Salaried Plan was approved by the Company's Board of Directors. Participants were notified in January 2022 and the plan was terminated effective March 31, 2022, subject to regulatory approval which was received in the fourth quarter of 2023. On May 15, 2024, the Company entered into an agreement to purchase a group annuity contract from Prudential in connection with the annuitization of the Salaried Plan. The Salaried Plan annuitization settled approximately $121 million of the Company’s remaining U.S. pension obligations. Prudential began future benefit payments under the group annuity contract starting August 1, 2024 for all remaining participants in the Salaried Plan. Benefits payable to Salaried Plan participants were not reduced as a result of the annuitization. The group annuity contract was purchased using existing assets of the Salaried Plan and requires no cash contribution from the Company. At the date of the annuitization of the Salaried Plan, the Company transferred the Salaried Plan assets and liabilities to Prudential and recorded a non-cash loss of approximately $1.0 million.

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended September 30, 2024 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.2	$—	$—	$—	$—	$2.2	$0.1
Interest cost	6.4	—	0.2	0.6	—	7.2	1.1
Expected return on plan assets	(7.0)	—	—	(0.7)	—	(7.7)	(0.7)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	—	—	—	—	—	—
Net Periodic Benefit Cost (Income)	$1.9	$—	$0.2	$(0.1)	$—	$2.0	$(1.0)

The components of net periodic benefit cost (income) for the three months ended September 30, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.4	$0.2	$—	$—	$—	$2.6	$0.2
Interest cost	6.5	1.6	0.2	0.5	—	8.8	1.2
Expected return on plan assets	(6.7)	(1.8)	—	(0.6)	—	(9.1)	(0.9)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	(1.0)	—	—	—	(1.0)	—
Net Periodic Benefit Cost (Income)	$2.5	$(1.0)	$0.2	$(0.1)	$—	$1.6	$(1.0)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2024 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$6.6	$0.3	$—	$—	$—	$6.9	$0.3
Interest cost	19.2	2.5	0.6	1.8	—	24.1	3.3
Expected return on plan assets	(21.0)	(2.7)	—	(2.1)	—	(25.8)	(2.1)
Amortization of prior service cost	0.9	—	—	—	—	0.9	(4.5)
Net remeasurement losses (gains)	—	1.8	—	—	—	1.8	—
Net Periodic Benefit Cost (Income)	$5.7	$1.9	$0.6	$(0.3)	$—	$7.9	$(3.0)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$7.2	$0.6	$—	$—	$—	$7.8	$0.6
Interest cost	19.5	4.9	0.6	1.5	—	26.5	3.6
Expected return on plan assets	(20.1)	(5.6)	—	(1.8)	—	(27.5)	(2.7)
Amortization of prior service cost	0.9	—	—	—	—	0.9	(4.5)
Net remeasurement losses (gains)	—	1.7	—	—	—	1.7	—
Net Periodic Benefit Cost (Income)	$7.5	$1.6	$0.6	$(0.3)	$—	$9.4	$(3.0)

The Bargaining Plan, Supplemental Plan and the recently terminated Salaried Plan have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. The Company's accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components.

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

Note 10 – Stock-Based Compensation

During the nine months ended September 30, 2024 the Board of Directors granted 427,996 time-based restricted stock units and 205,944 performance-based restricted stock units, which relates to the annual grant to our employees and grants to the Board of Directors. During the nine months ended September 30, 2023 the Board of Directors granted 383,519 time-based restricted stock units and 211,639 performance-based restricted stock units, which relates to the annual grant to our employees and Board of Directors.

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period. The weighted average fair value of the restricted stock units granted during the nine months ended September 30, 2024 was $20.66 per share.

Performance-based restricted stock units issued in 2024 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires Metallus to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2024 was $18.73 per share.

In the fourth quarter of 2023, the Board approved and authorized a performance-based Transformation Incentive Grant program

(the “Transformation Incentive Grant Program”). Under the Transformation Incentive Grant Program, certain employees were granted performance-based restricted stock unit awards designed to be earned based upon the closing price performance of the Company's common shares during a performance period running from December 1, 2023 through December 31, 2026. Similar to the annual performance-based restricted stock units, the fair value of each share is determined using a Monte Carlo valuation model, a generally accepted lattice pricing model. There were no additional grants under the Transformation Incentive Grant Program during 2024. For further information, refer to Metallus' Stock Based Compensation note included in its Annual Report on Form 10-K for the year ended December 31, 2023.

Metallus recognized stock-based compensation expense of $3.5 million and $10.5 million for the three and nine months ended September 30, 2024, compared to $3.0 million and $8.5 million for the three and nine months ended September 30, 2023. Future stock-based compensation expense related to the unvested portion of all awards is approximately $22.3 million. The future expense is expected to be recognized over the remaining vesting periods through 2027.

Note 11 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 and 2023 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2023	$(6.5)	$18.9	$12.4
Other comprehensive income (loss) before reclassifications, before income tax	(0.3)	—	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.6)	(3.6)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	(0.3)	(3.7)	(4.0)
Balance as of September 30, 2024	$(6.8)	$15.2	$8.4

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2022	$(6.8)	$21.5	$14.7
Other comprehensive income (loss) before reclassifications, before income tax	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.7)	(3.7)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	1.2	1.2
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	(0.5)	(2.5)	(3.0)
Balance as of September 30, 2023	$(7.3)	$19.0	$11.7

The amount reclassified from accumulated other comprehensive income (loss) in the nine months ended September 30, 2024 and 2023 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 12 – Contingencies

Metallus has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of September 30, 2024 and December 31, 2023, Metallus had a $1.3 million and a $1.1 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024.

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

Business Highlights

The following items represent key trends and events during the three and nine months ended September 30, 2024:

•
Base sales: The Company’s products continued to demand solid base sales prices throughout the three and nine months ended September 30, 2024, with average base sales price per ton improving in automotive and aerospace & defense end-markets compared with the same time period in 2023.
•
Capital investments: The Company continues to invest organically with capital investments of $17.6 million and $49.1 million in the three and nine months ended September 30, 2024. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability, as well as additional manufactured component capacity for profitable growth.

•
Liquidity: Our balance sheet has remained strong, with total liquidity of $496.8 million, including cash and cash equivalents of $254.6 million as of September 30, 2024. Operating cash outflows of $13.6 million in the third quarter were primarily driven by a net loss, higher working capital and required pension contributions. Operating cash flow totaled $26.4 million in the nine months ended September 30, 2024.
•
Defense Contract: In the three and nine months ended September 30, 2024, the Company received $35.5 million and $45.5 million, respectively, from the U.S. government as part of the previously announced $99 million funding agreement. The company expects the funding to be provided as mutually agreed upon milestones are achieved throughout the project. The Company is targeting late 2025 for the new bloom reheat furnace to be operational and the first half of 2026 for the new roller furnace to be operational.
•
Share repurchase program: The Company repurchased 1.2 million and 1.8 million common shares in the open market at an aggregate cost of $20.1 million and $34.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company had a balance of $106.3 million remaining on its authorized share repurchase program.

(1) Please see discussion of non-GAAP financial measures in Form 10-Q – Net Sales Adjusted to Exclude Surcharges

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended September 30, 2024 and 2023.

Net Sales
$ in Millions
$400
$300
$200
$100
$0
$227.2
$354.2
2024
2023

Shipments (tons)
Tons in thousands
200
150
100
50
0
119.9
175.8
2024
2023

Net sales for the three months ended September 30, 2024 were $227.2 million, a decrease of $127.0 million, or 35.9% compared with the three months ended September 30, 2023. The decrease in net sales was primarily driven by lower volumes, unfavorable surcharges and price/mix. Lower volumes of 55.9 thousand ship tons resulted in a net sales decrease of $83.3 million. The decrease in surcharges of $41.4 million was primarily due to a reduction in raw material surcharge revenue per ton as a result of lower scrap and alloy prices. Unfavorable price/mix of $2.3 million was driven by lower base prices across industrial and energy end-market sectors, partially offset by favorable base prices in automotive and aerospace & defense end-market sectors. Excluding surcharges, net sales decreased $85.6 million or 32.0%.

The charts below present net sales and shipments for the nine months ended September 30, 2024 and 2023.

Net Sales
$ in Millions
$1,200
$1,000
$800
$600
$400
$200
$0
$843.5
$1,034.3
2024
2023

Shipments (tons)
Tons in thousands
600
500
400
300
200
100
0
425.3
526.2
2024
2023

Net sales for the nine months ended September 30, 2024 were $843.5 million, a decrease of $190.8 million, or 18.4% compared with the nine months ended September 30, 2023. The decrease in net sales was driven by lower volumes and surcharges, partially offset by favorable price/mix. Lower volumes of 100.9 thousand ship tons resulted in a net sales decrease of $147.7 million. Lower market prices for alloy and scrap per ton drove the unfavorable surcharges of $99.3 million. Favorable price/mix of $56.2 million was primarily due to higher base prices in the automotive, aerospace & defense and energy end-markets. Excluding surcharges, net sales decreased $91.5 million or 12.0%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended September 30, 2023 as compared to the three months ended September 30, 2024.

Gross profit for the three months ended September 30, 2024 decreased $38.9 million, or 76.3% compared with the three months ended September 30, 2023. The decrease was primarily driven by lower volume, unfavorable price/mix and raw material spread. All end-market sectors were unfavorably impacted by lower volume. Unfavorable price/mix was due to lower industrial and aerospace & defense shipments and unfavorable base prices in industrial and energy end-markets. Raw material spread was unfavorable due to lower shipments and scrap prices.

The chart below presents the drivers of the gross profit variance from the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2024.

Gross profit for the nine months ended September 30, 2024 decreased $58.3 million, or 40.2% compared with the nine months ended September 30, 2023. The decrease was driven by lower volume, higher manufacturing costs and unfavorable raw material spread, partially offset by favorable price/mix. The industrial, automotive and energy end-market sectors were unfavorably impacted by lower volume. Lower fixed cost leverage on decreased production resulted in unfavorable manufacturing costs. Raw material spread was unfavorable due to lower shipments and alloy prices.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and nine months ended September 30, 2024 and 2023.

SG&A expense for the three months ended September 30, 2024 increased by $2.0 million, or 9.8%, compared with the same period in 2023. The increase was primarily due to higher salary and benefits, stock-based compensation and professional services, primarily driven by the ongoing information technology transformation project.

SG&A expense for the nine months ended September 30, 2024 increased by $5.4 million, or 8.7% compared with the nine months ended September 30, 2023. The increase was primarily due to higher salary and benefits, stock-based compensation and professional services, primarily driven by the ongoing information technology transformation project, partially offset by lower variable compensation.

Interest (Income) Expense, net

Net interest income for the three and nine months ended September 30, 2024 was $2.4 million and $7.6 million, respectively, compared with net interest income of $1.8 million and $5.0 million for the three and nine months ended September 30, 2023, respectively. The change was due to interest earned on greater cash invested in a money market fund and in other accounts which generate interest income at a rate similar to the money market fund during 2024. Refer to “Note 8 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended September 30,
	2024	2023	$ Change
Pension and postretirement non-service benefit (income) loss	$(1.3)	$(1.2)	$(0.1)
Loss (gain) from remeasurement benefit plans	—	(1.0)	1.0
Foreign currency exchange (gain) loss	0.3	—	0.3
Miscellaneous (income) expense	—	0.2	(0.2)
Total other (income) expense, net	$(1.0)	$(2.0)	$1.0

	Nine Months Ended September 30,
	2024	2023	$ Change
Pension and postretirement non-service benefit (income) loss	$(4.1)	$(3.7)	$(0.4)
Loss (gain) from remeasurement of benefit plans	1.8	1.7	0.1
Insurance recoveries	—	(11.3)	11.3
Foreign currency exchange (gain) loss	—	(0.1)	0.1
Miscellaneous (income) expense	—	0.3	(0.3)
Total other (income) expense, net	$(2.3)	$(13.1)	$10.8

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), the Supplemental Pension Plan ("Supplemental Plan") and the recently terminated Retirement Plan ("Salaried Plan") each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024 and recorded a loss of $0.8 million.

In the second quarter of 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America (“Prudential”) in connection with the annuitization of the Salaried Plan. The Company remeasured the Salaried Plan upon annuitization on May 15, 2024. A loss of $1.0 million from the remeasurement of the Salaried Plan was recognized for the three months ended June 30, 2024. The loss was primarily due to investment losses on plan assets of $1.8 million partially offset by a decrease in the liability due to an increase in the discount rate of $0.7 million. In addition, the three months ended June 30, 2024 included a $0.1 million gain as a result of the completion of the Salaried Plan annuitization. The Salaried Plan may incur additional expenses in the fourth quarter of 2024 based on final plan expenses and participant transfers.

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

Provision for Income Taxes

	Three Months Ended September 30,
	2024	2023	$ Change
Provision (benefit) for income taxes	$(1.2)	$9.8	$(11.0)
Effective tax rate	16.9%	28.3%	(11.4)%

	Nine Months Ended September 30,
	2024	2023	$ Change
Provision (benefit) for income taxes	$6.3	$24.6	$(18.3)
Effective tax rate	21.7%	26.5%	(4.8)%

The benefit for income taxes for the quarter ended September 30, 2024 was $1.2 million compared to a provision for income taxes of $9.8 million in 2023. The change in the effective tax rate is primarily related to lower income before income taxes for the three and nine months ended September 30, 2024. In addition to lower income before income taxes, the decrease for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is also impacted by the deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025 and a state net operating loss discrete adjustment that both impacted 2023.

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

(dollars in millions, ship tons in thousands)
	Three Months Ended September 30, 2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	53.1	57.1	3.4	6.3	—	119.9

Net Sales	$91.4	$104.9	$12.3	$14.5	$4.1	$227.2
Less: Surcharges	21.3	19.3	1.2	3.4	—	45.2
Base Sales	$70.1	$85.6	$11.1	$11.1	$4.1	$182.0

Net Sales / Ton	$1,721	$1,837	$3,618	$2,302	$—	$1,895
Surcharges / Ton	$401	$338	$353	$540	$—	$377
Base Sales / Ton	$1,320	$1,499	$3,265	$1,762	$—	$1,518

	Three Months Ended September 30, 2023
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	70.5	79.1	11.9	14.3	—	175.8

Net Sales	$143.0	$140.1	$30.7	$35.6	$4.8	$354.2
Less: Surcharges	38.3	34.1	5.1	9.1	—	86.6
Base Sales	$104.7	$106.0	$25.6	$26.5	$4.8	$267.6

Net Sales / Ton	$2,028	$1,771	$2,580	$2,490	$—	$2,015
Surcharges / Ton	$543	$431	$428	$636	$—	$493
Base Sales / Ton	$1,485	$1,340	$2,152	$1,854	$—	$1,522

(dollars in millions, ship tons in thousands)
	Nine Months Ended September 30, 2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	170.3	191.4	36.3	27.3	—	425.3

Net Sales	$313.3	$350.1	$102.3	$63.4	$14.4	$843.5
Less: Surcharges	76.0	70.5	13.0	14.7	—	174.2
Base Sales	$237.3	$279.6	$89.3	$48.7	$14.4	$669.3

Net Sales / Ton	$1,840	$1,829	$2,818	$2,322	$—	$1,983
Surcharges / Ton	$446	$368	$358	$538	$—	$410
Base Sales / Ton	$1,394	$1,461	$2,460	$1,784	$—	$1,573

	Nine Months Ended September 30, 2023
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	205.9	239.0	27.1	54.2	—	526.2

Net Sales	$415.3	$404.8	$70.9	$127.7	$15.6	$1,034.3
Less: Surcharges	119.5	103.4	12.9	37.7	—	273.5
Base Sales	$295.8	$301.4	$58.0	$90.0	$15.6	$760.8

Net Sales / Ton	$2,017	$1,694	$2,616	$2,356	$—	$1,966
Surcharges / Ton	$580	$433	$476	$696	$—	$520
Base Sales / Ton	$1,437	$1,261	$2,140	$1,660	$—	$1,446

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

The Convertible Senior Notes due 2025 bear cash interest at a rate of 6.0% per year, payable semiannually on June 1 and December 1, beginning on June 1, 2021. The Convertible Senior Notes due 2025 will mature on December 1, 2025, unless earlier repurchased or converted. The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the third quarter of 2024 and as such the notes can be converted at the option of the holders beginning October 1 through December 31, 2024. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods. For additional details regarding the Convertible Notes please refer to “Note 14 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$254.6	$280.6

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(152.4)	(135.8)
Availability	247.6	264.2
Amount borrowed	—	—
Letter of credit obligations	(5.4)	(5.4)
Availability not borrowed	$242.2	$258.8

Total liquidity	$496.8	$539.4

(1) As of September 30, 2024, and December 31, 2023, Metallus had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of September 30, 2024, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2024 operating and long-range plan, we believe that our cash balance as of September 30, 2024, projected cash generated from operations, borrowings available under the Amended Credit Agreement and committed government funding to support capital investments, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months. We expect capital expenditures to be approximately $65 million in 2024, inclusive of approximately $15 million of capital expenditures funded by the U.S. government.

In the nine months ended September 30, 2024, the Company contributed a total of $37.5 million in pension contributions, most of which related to the Bargaining Plan. In October 2024, the Company contributed an additional $5.3 million to the Bargaining Plan, resulting in total 2024 pension contributions of $42.8 million.

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

For the three months ended September 30, 2024, the Company repurchased approximately 1.2 million common shares in the open market at an aggregate cost of $20.1 million, which equates to an average repurchase price of $17.29 per share. For the nine months ended September 30, 2024, the Company repurchased approximately 1.8 million common shares in the open market at an aggregate cost of $34.1 million, which equates to an average repurchase price of $18.82 per share. As of September 30, 2024, the Company had a balance of $106.3 million remaining on its authorized share repurchase program.

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2024 and 2023. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Nine Months Ended September 30,
	2024	2023
Net cash provided (used) by operating activities	$26.4	$51.2
Net cash provided (used) by investing activities	(3.6)	(34.5)
Net cash provided (used) by financing activities	(48.2)	(48.2)
Increase (Decrease) in Cash and Cash Equivalents	$(25.4)	$(31.5)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $26.4 million compared to net cash provided of $51.2 million for the nine months ended September 30, 2023. The change was primarily driven by lower profitability and pension contributions, partially offset by a decrease in the use of cash for working capital during the nine months ended September 30, 2024 compared to the same period in 2023.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2024 was $3.6 million compared to net cash used of $34.5 million for the nine months ended September 30, 2023. The change was due to proceeds from government funding in the nine months ended September 30, 2024 compared to 2023, partially offset by higher capital spending in the nine months ended September 30, 2024.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2024 was $48.2 million, consistent with the nine months ended September 30, 2023. Lower repurchases of Convertible Notes in 2024 were offset by higher shares surrendered for taxes and common share repurchases compared to the same period in 2023. Refer to “Note 8 - Financing Arrangements” for more detail related to the Convertible Senior Notes due in 2025 and the share repurchase program.

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
•
with respect to the equipment investments to support the U.S. Army’s mission of ramping up munitions production in the coming years, whether the funding awarded to support these investments is received on the anticipated timetable, whether the Company is able to successfully complete the installation and commissioning of the new assets on the targeted budget and timetable, and whether the anticipated increase in throughput is achieved; and
•
those items identified under the caption Risk Factors in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable-rate debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of September 30, 2024, we have $13.2 million of aggregate debt outstanding. None of our outstanding debt as of September 30, 2024 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended September 30, 2024.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$126.4
July, 2024	184,933	$21.00	184,933	$122.5
August, 2024	723,300	$17.03	723,300	$110.2
September, 2024	251,255	$15.30	251,255	$106.3
Quarter-to-date	1,159,488	$17.29	1,159,488	$106.3

As of September 30, 2024, the Company had a balance of $106.3 million remaining under its authorized share repurchase program.

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

METALLUS INC.

Date:	November 7, 2024	/s/Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)