Form 10-K
period 2024-12-31
Metallus Inc.
filed 2025-02-27
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was $852,555,470 based on the closing sale price as reported on the New York Stock Exchange for that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2025
Common Shares, without par value	42,116,424

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2025 Annual Meeting of Shareholders	Part III

Metallus Inc.

Part I.

Item 1. Business

Overview

Metallus Inc., formerly known as TimkenSteel Corporation, ("we", "us", "our", the "Company" or "Metallus") was incorporated in Ohio on October 24, 2013, and became an independent, publicly traded company as the result of a spinoff from The Timken Company ("Timken") on June 30, 2014. In the spinoff, Timken transferred to us all of the assets and generally all of the liabilities related to Timken’s steel business. On February 26, 2024, the Company changed its name to Metallus Inc.

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

Special bar quality (SBQ) steel is our niche, and our capabilities extend into tubing and manufactured components. Our customers benefit from our expertise; over 70% of our sales representatives, account managers, and technical service team members have engineering backgrounds. We apply this knowledge through product design and investments in our manufacturing capabilities. We provide tailored solutions for our customers built on a technical foundation through our:

•
Knowledgeable, experienced, and attentive management and technical teams.
•
Trusted, lasting partnerships with customers across diverse end markets.
•
Leadership position in differentiated markets with a legacy of providing critical applications.

Major Customers

We sell products and services that are used in a range of demanding applications around the world. We have approximately 330 diverse customers in the following end-markets: industrial; automotive; aerospace & defense; and energy. For the year ended December 31, 2024, one customer individually comprised greater than 10% of net sales. This customer represented 11.2% of net sales. No other customer accounted for more than 10% of net sales during the year ended December 31, 2024.

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

Manufactured Components. In addition to our customized steels, we also make precision components that provide us with the opportunity to further expand our market for bar and tube products and capture additional sales. These products provide customers, especially those in the automotive end-market, with ready-to-finish components that simplify vendor management, streamline supply chains and often cost less than other alternatives. We also produce products and provide supply chain solutions for the industrial, aerospace & defense and energy end-markets.

Sales and Distribution

Our sales force is made up largely of engineers that are backed by a team of metallurgists and other technical experts. While most of our products are sold directly to original equipment ("OE") manufacturers, a portion of our sales are made through authorized distributors and steel service centers, representing approximately 18% of net sales during 2024. The majority of our customers are served through individually negotiated price agreements.

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

Lead Time

The lead time for our products varies based on product type and specifications. As of the date of this filing, lead times for bar and tube products currently extend to May 2025.

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

There are two components of our raw material surcharge. One component is related to the scrap metal content in our finished product and is based on the published No. 1 busheling scrap index. The other component is related to alloy material content in our finished product and is based on published prices for nickel, molybdenum, vanadium, chrome, and manganese. The energy surcharge is only applicable when the price of natural gas exceeds a certain dollar amount per MMBtu or when the price of electricity exceeds a certain amount per MWH.

Our surcharge mechanisms are designed to mitigate the impact of increases or decreases in raw material costs, although generally with a lag effect. This timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods. While the surcharge generally protects gross profit, it has the effect of diluting gross margin as a percent of sales.

Defense Contract

On February 27, 2024, the Company entered an agreement with the United States Army ("U.S. Army"). The agreement provides for $99.75 million in funding to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. For the year ended December 31, 2024, the Company received $53.5 million in funding related to this agreement and recorded the funding as a current liability on the Consolidated Balance Sheets and as investing within the Consolidated Cash Flows. There was $8.0 million in capital spending related to assets associated with this agreement in 2024.

For further details, refer to “Note 2 - Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Faircrest Melt Shop Unplanned Downtime

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. The company recognized insurance recoveries of $34.5 million in 2022 and $31.3 million in 2023 related to the unplanned downtime. The 2022 insurance claims were closed in the first quarter of 2024.

For further information related to previous insurance recoveries, refer to "Note 5 - Other (Income) Expense, net" in the Notes to the Consolidated Financial Statements for additional information.

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

From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. We recorded reserves for such environmental matters of $0.4 million and $0.6 million as of December 31, 2024 and 2023, respectively. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes the ultimate disposition of these matters should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The Metallus Code of Conduct sets forth policies covering a broad range of subjects, including antitrust and competition, corruption and bribery, conflicts of interest, inside information, accurate financial records, harassment, environmental, health and safety and intellectual property, among other matters, and requires strict adherence to laws and regulations applicable to the Company’s business. We have also adopted insider trading policies and procedures that apply to all of the Company's directors, officers, and employees, as well as certain other designated individuals, to prevent the misuse of confidential information about the Company, as well as other companies with which we have a business relationship, and to promote compliance with all applicable securities laws. Among other things, the insider trading policies and procedures prohibits engaging in transactions in securities while in possession of material non-public information and disclosing to anyone any material, non-public information about a company. In addition, in accordance with our Supplier Code of Conduct, we seek to work with suppliers that share our core values. We are also committed to the protection and advancement of human rights, as further described below under “Human Capital – Commitment to Human Rights.”

As part of our commitment to environmental stewardship, we work to mitigate our environmental impact and set attainable goals to drive continuous improvement. Our environmental efforts are focused on maintaining clean air, water, and land, while complying with environmental rules and regulations. Through the integration of material efficiency, conservation of energy, and responsible natural resource use, we aim to continually lessen our products' environmental impact. Innovation, collaboration and stakeholder engagement are embedded within our environmental programs. Our Board of Directors oversees our sustainability strategy, including receiving regular updates from senior leadership and reviewing sustainability-related risks and opportunities annually.

In October 2021, Metallus announced 2030 environmental goals – a critical milestone in the evolution of the Company’s sustainability program.

We committed to the following 2030 environmental goals, compared with a 2018 baseline:

•
40% absolute reduction in combined Scope 1 and Scope 2 greenhouse gas emissions
•
30% absolute reduction in total energy consumption (direct and indirect)
•
35% absolute reduction in fresh water withdrawn
•
10% reduction in waste-to-landfill intensity

The Company’s 2030 targets for greenhouse gas emissions, energy consumption and fresh water withdrawn are based on an absolute or total reduction in the amount of greenhouse gas emissions, energy consumption and fresh water withdrawn as compared to a 2018 baseline. In contrast, the Company’s waste-to-landfill target is based on an intensity or percentage reduction of waste-to-landfill per ton of steel shipped as compared to a 2018 baseline. All 2030 targets are based on the Company’s operating assets as of 2018 and do not account for any future inorganic growth or other expansion of its facilities or operating assets, for which an adjustment to the absolute reduction may be required. The Company selected 2018 as the baseline year as it aligns with the baseline used in the Company’s Sustainability Accounting Standards Board (SASB) disclosure. Following the publication of steel sector guidance and standards in 2023 by the Global Steel Climate Council (GSCC), the Company has evaluated its existing goals and performance. In 2024, the Company became a member of GSCC, and the Company intends to submit a science-based target aligned with the GSCC's Steel Climate Standard for validation by an accredited third-party organization, which may result in refreshed environmental goals.

The Company’s 2030 targets are supported by projects across the Company's manufacturing, supply chain and corporate operations and, in 2021, the indefinite idling of the Company’s Harrison melt and casting assets contributed to the reduction in greenhouse gas emissions.

We have allocated approximately $3 million of capital expenditures per year through 2030 to achieve our long-term sustainability goals, including safety- and environmental-related projects. In 2024, actual capital expenditure spend was approximately $2.8 million related to these initiatives, which primarily related to safety projects.

Learn more about our governance and environmental stewardship on the Sustainability section of our website at www.metallus.com.

Human Capital

Employment

At December 31, 2024, we had approximately 1,880 employees, with approximately 62% of our employees covered under a collective bargaining agreement.

On October 29, 2021, the United Steelworkers ("USW") Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract, which is in effect until September 27, 2025, provides Metallus' Canton-based bargaining employees an increase to base wages every year, competitive healthcare and retirement benefits for all members, as well as a continued focus on employee wellbeing and safe and sustainable operations. The Contract covers approximately 1,170 bargaining employees at the Company’s Canton, Ohio operations.

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

We recognize the need for and are committed to improving the Company's safety culture. Over the past few years, we introduced new safety training focused on the core elements of improving the safety culture and performance while helping to understand the direct impact human factors have on all of us. In 2024, we built on this foundation with additional training regarding human factors which positively influence safety, performance and reliability outcomes; hand safety practices; and training to prevent serious injuries or fatalities. We invested approximately $8 million in 2024 in company-wide safety training, equipment and improved safety processes in an effort to ensure we are creating a lasting culture of safety. We expect to invest approximately $5 million in 2025 to further expand these efforts. To reinforce the importance of operating safely and responsibly, a safety metric (comprised of both leading and lagging indicators) is included in our annual incentive compensation plan for all salaried employees.

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

Employee retention

We seek to retain the best people by providing them with opportunities to grow, build skills and be appreciated for their contributions as they work to serve our customers. Our vision and mission inform everything we do and our work is grounded in our core values, which represent the framework on which our culture is built.

Our employees are critical to our success and are the reason we are able to execute at a high level. We believe a continuous focus on company culture and employee engagement will help us provide high quality products to our customers. In 2024, we conducted semi-annual surveys to gather insight into the level of employee engagement at Metallus and other factors that contribute to a successful workplace. These surveys help to ensure we are continuously listening to our employees and measuring our progress. We regularly communicate with our employees regarding survey results and actions being taken in response.

We diligently track our employee retention and management regularly evaluates our employees’ retention risk. For 2024, we ended the year with an overall voluntary turnover rate of approximately 6 percent, comprised of approximately 4 percent for salaried and approximately 8 percent for hourly employees. This compares to an overall voluntary turnover rate of approximately 9 percent in

2023 and 16 percent in 2022. The voluntary turnover rate in 2024 was significantly improved as compared to recent years and more in line with the Company's historical experience.

Employee training and development

At Metallus, we believe that our vision moves us forward and our people drive our success. That is why it is a core component of our strategy to invest in talent and leadership development at all levels of the company. We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our business strategy. In 2024, we continued and expanded upon many of the learning and development programs introduced since 2022 and aimed at developing leadership and other professional skills and capabilities. In 2024, we also continued to build our pipeline of skilled trades talent by expanding and improving our apprentice program. We offer an educational reimbursement program to assist employees with the cost of obtaining certain undergraduate or graduate degrees. Metallus encourages our employees to constantly learn and grow and has aligned our performance management system to support this focus on continuous learning and development.

Belonging and inclusion

At Metallus, we believe our people are our strongest assets. Creating an atmosphere that provides a sense of belonging and inclusion is fundamental to our strategic imperative to attract and retain top talent and provide equal opportunities for growth to all employees. We foster a culture that lends a variety of perspectives and expertise to our operations. We recognize that an inclusive, engaging culture has enabled us to deliver innovative solutions throughout the life of our business and is key to our continued business success. Within our organization, we maintain employee resource groups (ERGs) which further promote belonging and inclusion. We have an advisory council comprised of senior leaders in the company and the executive sponsors of our ERGs to advance and champion the Company's efforts to leverage our unique perspectives, backgrounds, and experiences to make a positive impact and promote unity within Metallus and our communities. In 2024, our ERGs continued to expand their programming and employee engagement with the support of the advisory council. Metallus is also proudly involved in several organizations that promote and foster belonging and inclusion in our community and industry.

Commitment to Human Rights

At Metallus, we are committed to the protection and advancement of human rights. We recognize our responsibility for the Company's culture and the impact our practices have on society as a whole. Being ethical and responsible at our core means that we believe in treating all people with dignity and respect, from our workplaces to our supply chain partners. As further detailed in our applicable policies, Metallus does not tolerate discrimination, harassment or disrespect of an individual for any reason, and we strictly forbid any form of child labor, forced labor or slavery, or human trafficking at any of our facilities or within our supply chain. Metallus' published supplier code of conduct outlines our expectations for suppliers in the areas of human rights, ethical business practices, responsible sourcing, environmental sustainability and information security. Our supplier code of conduct, along with standalone policies on human rights, child and forced labor, conflict minerals and human trafficking, can be found on the Sustainability page of our website at www.metallus.com. These policies, together with our Code of Conduct, include additional details regarding our commitment to human rights.

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

Over the past several years, the United States government has implemented tariffs, duties, and quotas for certain steel products imported from a number of countries into the United States. Most recently, in February 2025, the Trump Administration implemented new tariffs and expanded existing tariffs under Section 232 of the Trade Expansion Act. As these tariffs, duties, and quotas expire or are further relaxed or repealed, it could result in substantial imports of foreign steel and create downward pressure on United States steel prices and the overall industry. This could have a material adverse effect on our operations and financial condition.

We are dependent on our key customers.

As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2024, sales to our 10 largest customers accounted for approximately 50% of our net sales. Additionally, customers continue to demand stronger and lighter products, among other adaptations to traditional products. We may not be successful in meeting these technological challenges and there may be increased liability exposure connected with the supply of additional products and services.

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

Steel producers like us consume large amounts of energy. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. Any increase in the prices for electricity, natural gas, oil and other energy resources not protected by energy surcharge mechanisms could materially affect our costs and therefore our earnings and cash flows.

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

We produce high-performance carbon and alloy steel, sold as bars, tubes and billets in a variety of chemistries, lengths and finishes designed for our customers’ demanding applications. Failure of the materials that are included in our customers’ applications could give rise to product liability or warranty claims. If we fail to meet a customer’s specifications for its products, we may be subject to product quality costs and claims. A successful warranty or product liability claim against us could have a material adverse effect on our business, financial condition and results of operations.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.

A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2024, approximately 60% of our employees were covered under a collective bargaining agreement that expires in September 2025. Any failure to negotiate and conclude a new collective bargaining agreement with the union when the existing agreement expires could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

The level of cash funding for our defined benefit pension plans in future years depends upon various factors, including voluntary contributions that we may make, future pension plan asset performance, actual interest rates, union negotiated benefit changes, future government regulations, and other factors, many of which are not within our control. In addition, assets held by the trusts for our pension plan and our trust for retiree health care and life insurance benefits are subject to the risks, uncertainties and variability of the financial markets. See “Note 12 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for a discussion of assumptions and further information associated with these benefit plans.

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

There is an increasing focus from investors, customers, employees, and other stakeholders concerning sustainability and ESG matters, and a number of investors and customers are requiring companies to disclose sustainability and ESG policies, practices and metrics. Our customers may require us to implement sustainability and ESG responsibility procedures or standards before they continue to do business with us. In addition, some investors use ESG criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies relating to ESG matters are inadequate or, on the other hand, have a negative response to such policies as a result of anti-ESG sentiment. Additionally, we may face reputational challenges in the event that our sustainability and ESG policies, practices and metrics do not meet the standards set by certain constituencies, which are often inconsistent in approach. Furthermore, standards for tracking and reporting on sustainability and ESG matters have not been harmonized and continue to evolve. Our processes and controls for reporting of sustainability and ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting such metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals or reported progress in achieving such goals. There can be no assurance of the extent to which any of our ESG targets and goals will be achieved, if at all; we could fail, or be perceived to fail, in our achievement of any such initiatives, targets or goals, or we could fail in fully and accurately reporting our progress on any such initiatives, targets and goals. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price. In addition, in recent years anti-ESG sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted anti-ESG policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity, equity and inclusion initiatives in the private sector. Such policies, legislation, initiatives, legal opinions and related scrutiny could result in additional compliance obligations and/or legal and regulatory proceedings against us and could materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

As of December 31, 2024, we had outstanding debt of $5.4 million and our total liquidity was $458.6 million.

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

On September 30, 2022, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which further amended and restated the Company’s secured Third Amended and Restated Credit Agreement, dated as of October 15, 2019.

A breach of any of our covenants in the agreements governing our indebtedness could result in a default, which could allow the lenders to declare all amounts outstanding under the applicable debt immediately due and payable and which may affect the market price of our common shares. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness. Refer to “Note 11 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for more detail on the Amended Credit Agreement.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes (refer to “Note 11 - Financing Arrangements” in the Notes to the Consolidated Financial Statements) is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely our common shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

In addition, the rapid evolution and increased adoption of artificial intelligence (“AI”) and similar machine learning technologies may intensify our cybersecurity risks. In 2024, we established an AI council comprised of a cross-functional group of employees with an objective to deliver value by providing education regarding the uses, benefits and risks of AI and similar technologies in our business, establishing a governance framework and principles for our use of AI, and enabling deliberate experimentation with new technologies employing AI. At this time, our use of AI is focused primarily on data analytics and improving product quality and asset reliability. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws and regulations are emerging and evolving, uncertainty will remain, and our obligation to comply with the evolving regulatory landscape could result in the loss of valuable property and information or otherwise adversely impact our business.

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

Our most recent evaluation resulted in our conclusion that, as of December 31, 2024, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

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

In addition, the rapid evolution and increased adoption of artificial intelligence (“AI”) and similar machine learning technologies may intensify our cybersecurity risks. In 2024, we established an AI council comprised of a cross-functional group of employees with an objective to deliver value by providing education regarding the uses, benefits and risks of AI and similar technologies in our business, establishing a governance framework and principles for our use of AI, and enabling deliberate experimentation with new technologies employing AI. At this time, our use of AI is focused primarily on data analytics and improving product quality and asset reliability.

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

Our melt capacity utilization was 60%, 70% and 63% for the years ended December 31, 2024, 2023 and 2022, respectively.

Item 3. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Information about our Executive Officers

The executive officers of our Company as of February 27, 2025, are as follows:

Name	Age	Current Position
Michael S. Williams	64	President and Chief Executive Officer
Kristopher R. Westbrooks	46	Executive Vice President and Chief Financial Officer
Kristine C. Syrvalin	56	Executive Vice President, General Counsel and Chief Human Resources Officer
Kevin A. Raketich	58	Executive Vice President and Chief Commercial Officer

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

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Common Stock Prices and Cash Dividends Per Share:

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol “MTUS.” The estimated number of record holders of our common shares at December 31, 2024 was 2,913.

Our Amended Credit Agreement places certain limitations on the payment of cash dividends. Please refer to “Note 11 - Financing Arrangements” in the Notes to the Consolidated Financial Statements and the Results of Operations for additional discussion.

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

The table below provides information concerning our repurchase of common shares for the three months ended December 31, 2024.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$106.3
October, 2024	—	$—	—	$106.3
November, 2024	89,919	$15.39	89,919	$104.9
December, 2024	137,101	$15.58	137,101	$102.8
Quarter ended December 31, 2024	227,020	$15.51	227,020	$102.8

Subsequent to December 31, 2024, the Company repurchased 0.2 million additional common shares in the open market at an aggregate cost of $3.3 million, which equates to an average repurchase price of $14.61 per share. As of February 17, 2025, the Company has $99.5 million remaining under its authorized share repurchase program.

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

(3) Since December 20, 2021, the Board of Directors has authorized the Company to repurchase up to $225 million of its outstanding common shares under its share repurchase program. The share repurchase program does not require the Company to acquire any dollar amount or numbers of shares and does not have an expiration date.

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table sets forth certain information as of December 31, 2024, regarding the equity compensation plan maintained by us on that date, the Amended and Restated 2020 Equity and Incentive Compensation Plan (the "Amended 2020 Plan"), which amended the previous 2020 Equity and Incentive Compensation Plan (the "Original 2020 Plan"), plus certain awards still outstanding under all plans preceding the Original 2020 Plan. Refer to "Note 13 - Stock-Based Compensation" in the Notes to the Consolidated Financial Statements and the Results of Operations for additional details.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans reflected in column (a) (3)
Equity compensation plans approved by security holders(4)	3,389,294	$11.23	3,324,509

(1) The amount shown in column (a) and covered under an equity compensation plan approved by security holders includes the following: nonqualified stock options - 300,218; performance-based restricted stock units – 1,881,774 (based on potential maximum performance); and time-based restricted stock units – 1,207,302 (all 1,207,302 units are cliff-vested restricted stock). As a result, this amount may overstate eventual actual dilution.

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

Performance Graph:

The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s ("S&P") MidCap 400 Index ("S&P MidCap 400"), S&P 500 Steel Sub-Industry Index ("S&P 500 Steel"), and S&P 1500 Steel Sub-Industry Index ("S&P 1500 Steel"), assuming $100 was invested and that cash dividends were reinvested for the period December 31, 2019 through December 31, 2024.

COMPARISON OF CUMULATIVE TOTAL RETURN
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
MTUS
S&P MidCap 400
S&P 500 Steel
S&P 1500 Steel

Date	Metallus Inc.	S&P MidCap 400	S&P 500 Steel	S&P 1500 Steel
December 31, 2019	$100.00	$100.00	$100.00	$100.00
December 31, 2020	$59.41	$111.81	$94.51	$103.24
December 31, 2021	$209.92	$137.76	$202.83	$171.34
December 31, 2022	$231.17	$117.81	$232.03	$204.07
December 31, 2023	$298.35	$134.83	$297.85	$279.40
December 31, 2024	$179.77	$151.28	$225.53	$233.85

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6. Selected Financial Data

Intentionally omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
Critical Accounting Policies: An overview of accounting policies identified by the Company as critical that, as a result of the judgments, uncertainties, and the operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.

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

2024 Business Highlights

The following items represent key trends and events during the year ended December 31, 2024:

•
Aerospace & Defense end market: Shipments to aerospace & defense customers increased significantly in 2024 driven by strong demand, resulting in an increase in net sales by approximately 17% compared with the year ended December 31, 2023.
•
Base sales: The Company's products continued to demand solid base sales prices throughout 2024, with average base sales price per ton improving in aerospace & defense, automotive and energy end-markets compared with 2023.

(1) Please see discussion of non-GAAP financial measures in Form 10-K – Net Sales Adjusted to Exclude Surcharges

•
Capital investments: The Company continues to invest organically with $64.3 million of capital investments. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability.
•
Defense contract: In the twelve months ended December 31, 2024, the Company received $53.5 million from the U.S. government as part of the previously announced $99.75 million funding agreement to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. The company expects the remaining funding to be provided as mutually agreed upon milestones are achieved throughout the project. The Company is targeting late 2025 for the new bloom reheat furnace to be operational and the first half of 2026 for the new roller furnace to be operational.
•
Shareholder returns: The Company repurchased approximately 2.0 million common shares at a cost of $37.6 million, or $18.45 per share. In addition, the Company repurchased $7.8 million of its outstanding convertible notes at a cost of $17.2 million. Combined, the 2024 common share and convertible note repurchase activity reduced diluted shares outstanding by 3.0 million shares on a go-forward basis.
•
Liquidity: Our balance sheet has remained strong, with total liquidity of $458.6 million, including cash and cash equivalents of $240.7 million as of December 31, 2024.
•
Rebranding: On February 26, 2024, the Company changed its name to Metallus Inc. We believe this change reflects our expertise in high-performance specialty metals and positions us for growth beyond carbon steel.

Net Sales

The charts below present net sales and shipments for the years ended December 31, 2024, 2023 and 2022.

Net Sales
$ in Millions
$1,500
$1,200
$900
$600
$300
$0
$1,084.0
$1,362.4
$1,329.9
2024
2023
2022

Shipments (tons)
Tons in thousands
900
700
500
300
100
555.5
683.8
692.1
2024
2023
2022

Net sales for the year ended December 31, 2024 were $1,084.0 million, a decrease of $278.4 million, or 20.4%, compared with the year ended December 31, 2023. The decrease in net sales was driven by lower shipments and surcharges, partially offset by favorable price/mix. Lower shipments of 128.3 thousand ship tons resulted in a net sales decrease of $191.5 million. Lower market prices for scrap and alloys and the impact of lower shipments drove the unfavorable surcharges of $120.9 million. Favorable price/mix of $34.0 million was primarily due to higher base prices in the aerospace & defense, automotive and energy end-markets. Excluding surcharges, net sales decreased $157.7 million or 15.4%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the year ended December 31, 2023 as compared to the year ended December 31, 2024.

Gross profit for the year ended December 31, 2024 decreased $88.8 million, or 47.6%, compared with the year ended December 31, 2023. The decrease was driven by lower shipments, higher manufacturing costs and unfavorable raw material spread, partially offset by favorable price/mix. The industrial, automotive and energy end-market sectors were unfavorably impacted by lower shipments. Lower cost absorption on decreased production resulted in unfavorable manufacturing costs. Raw material spread was unfavorable due to lower shipments and market prices for scrap and alloys.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative ("SG&A") expense for the years ended December 31, 2024, 2023 and 2022.

SG&A expense for the year ended December 31, 2024 increased by $3.1 million, or 3.7%, compared with the year ended December 31, 2023. The increase was primarily due to higher salary and benefits, stock-based compensation and professional services, primarily driven by the ongoing information technology transformation project, partially offset by lower variable compensation.

Loss (Gain) on Sale or Disposal of Assets, net

For the year ended December 31, 2024, the Company recorded a loss on sale or disposal of assets, net, of $0.6 million primarily related to the write-offs of aged assets removed from service. For the year ended December 31, 2023, the gain on sale or disposal of assets, net, of $2.5 million primarily related to the sale of the small-diameter seamless mechanical tubing machinery and equipment, partially offset by write-offs of aged assets removed from service. For the year ended December 31, 2022, the loss on sale or disposal of assets, net, of $1.9 million primarily related to the loss recognized on the sale of the remaining land and buildings at the Company's former facility in Houston, Texas, as well as write-offs of aged assets removed from service.

Refer to “Note 9 - Property, Plant and Equipment” in the Notes to the Consolidated Financial Statements for additional information.

Interest (Income) Expense, net

Net interest income for the year ended December 31, 2024 was $9.6 million, compared with net interest income of $7.1 million for the year ended December 31, 2023. The change was due to interest earned on greater average cash invested in a money market fund and in other accounts which generate interest income at a rate similar to the money market fund during 2024. Refer to “Note 11 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Year Ended December 31,
	2024	2023	$ Change
Pension and postretirement non-service benefit (income) loss	$(5.7)	$(4.6)	$(1.1)
Loss (gain) from remeasurement of benefit plans	10.3	40.6	(30.3)
Foreign currency exchange loss (gain)	0.4	—	0.4
Insurance recoveries	—	(31.3)	31.3
Sales and use tax refund	—	(1.4)	1.4
Miscellaneous (income) expense	—	0.4	(0.4)
Total other (income) expense, net	$5.0	$3.7	$1.3

	Year Ended December 31,
	2023	2022	$ Change
Pension and postretirement non-service benefit (income) loss	$(4.6)	$(20.3)	$15.7
Loss (gain) from remeasurement of benefit plans	40.6	(35.4)	76.0
Foreign currency exchange loss (gain)	—	(0.2)	0.2
Insurance recoveries	(31.3)	(34.5)	3.2
Sales and use tax refund	(1.4)	—	(1.4)
Miscellaneous (income) expense	0.4	(0.2)	0.6
Total other (income) expense, net	$3.7	$(90.6)	$94.3

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

In the second quarter of 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America (“Prudential”) in connection with the annuitization of the Salaried Plan. The Company remeasured the Salaried Plan upon annuitization on May 15, 2024. A loss of $1.0 million from the remeasurement of the Salaried Plan was recognized for the three months ended June 30, 2024. The loss was primarily due to investment losses on plan assets of $1.8 million partially offset by a decrease in the liability due to an increase in the discount rate of $0.7 million. In addition, the three months ended June 30, 2024 included a $0.1 million gain as a result of the completion of the Salaried Plan annuitization. As of December 31, 2024, the Company has no remaining liabilities or obligations as it relates to the Salaried Plan.

A net loss of $10.3 million from the remeasurement of all Company pension and postretirement benefit plans was recognized for the year ended December 31, 2024. This loss was driven by investment losses on plan assets of $35.0 million partially offset by a $24.7 million decrease in the pension liability primarily due to an increase in discount rate, updated census data and updates to certain underlying assumptions.

A net loss of $40.6 million from the remeasurement of all Company pension and postretirement benefit plans was recognized for the year ended December 31, 2023. This loss was driven by a $36.6 million increase in the pension liability primarily due to a decrease in discount rate, updated census data and updates to certain underlying assumptions, as well as a loss of $4.0 million due to investment losses on plan assets.

A net gain of $35.4 million from the remeasurement of all Company pension and postretirement benefit plans was recognized for the year ended December 31, 2022. This gain was driven by a $359.9 million decrease in the pension liability primarily due to an increase in discount rates and a $2.7 million non-cash settlement related to the partial annuitization of the Bargaining Plan. This was partially offset by a loss of $327.2 million driven primarily by investment losses on plan assets and lump sum basis losses.

In January 2025, the Company contributed an additional $5.3 million to the Bargaining Plan and expects total pension contributions of approximately $65.0 million in 2025.

For more details on the aforementioned remeasurements, refer to “Note 12 - Retirement and Postretirement Plans.”

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. Metallus recognizes an insurance recovery when it is realized or considered realizable, in accordance with the accounting guidance. The 2022 insurance claims were closed in the first quarter of 2024. Insurance recovery activity for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022	Total
Insurance recovery income	$—	$31.3	$34.5	$65.8
Insurance recovery cash collection	20.0	31.3	14.5	65.8

During the fourth quarter of 2023, the Company received a commitment from the State of Ohio related to the overpayment of sales and use taxes for the period of January 1, 2020 through March 31, 2023. This resulted in a gain recognized of $1.4 million, net of related professional fees, for the year ended December 31, 2023.

Provision for Income Taxes

	Year Ended December 31,
	2024	2023	$ Change
Provision (benefit) for income taxes	$3.3	$27.0	$(23.7)
Effective tax rate	72.2%	28.0%	44.2%

	Year Ended December 31,
	2023	2022	$ Change
Provision (benefit) for income taxes	$27.0	$32.0	$(5.0)
Effective tax rate	28.0%	32.9%	-4.9%

The provision for incomes taxes for the year ended December 31, 2024 was $3.3 million compared to a provision for income taxes of $27.0 million in 2023. The change from the prior year is primarily related to the impact of permanent items on a lower pre-tax net income for the year ended December 31, 2024 as compared to December 31, 2023. The provision for income taxes differs from the statutory rate due to the impact of permanent tax differences and state and local taxes.

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

(dollars in millions, ship tons in thousands)
	2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	220.0	250.0	47.0	38.5	—	555.5

Net Sales	$390.5	$452.3	$134.9	$87.3	$19.0	$1,084.0
Less: Surcharges	94.1	89.4	16.4	19.7	—	219.6
Base Sales	$296.4	$362.9	$118.5	$67.6	$19.0	$864.4

Net Sales / Ton	$1,775	$1,809	$2,871	$2,268	$—	$1,951
Surcharges / Ton	$428	$358	$349	$512	$—	$395
Base Sales / Ton	$1,347	$1,451	$2,522	$1,756	$—	$1,556

	2023
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	264.6	306.4	45.6	67.2	—	683.8

Net Sales	$533.3	$531.9	$115.0	$160.4	$21.8	$1,362.4
Less: Surcharges	147.2	129.4	18.8	44.9	—	340.3
Base Sales	$386.1	$402.5	$96.2	$115.5	$21.8	$1,022.1

Net Sales / Ton	$2,015	$1,736	$2,522	$2,386	$—	$1,992
Surcharges / Ton	$556	$422	$412	$668	$—	$498
Base Sales / Ton	$1,459	$1,314	$2,110	$1,718	$—	$1,494

	2022
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	289.1	313.2	26.7	63.1	—	692.1

Net Sales	$549.0	$539.1	$79.7	$136.6	$25.5	$1,329.9
Less: Surcharges	185.4	171.6	15.2	43.1	—	415.3
Base Sales	$363.6	$367.5	$64.5	$93.5	$25.5	$914.6

Net Sales / Ton	$1,899	$1,721	$2,985	$2,165	$—	$1,922
Surcharges / Ton	$641	$548	$569	$683	$—	$600
Base Sales / Ton	$1,258	$1,173	$2,416	$1,482	$—	$1,322

Liquidity and Capital Resources

Credit Agreement

On September 30, 2022, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors, entered into a Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which further amended and restated the Company’s secured Third Amended and Restated Credit Agreement, dated as of October 15, 2019.

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

Refer to “Note 11 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

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

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2024 (and each preceding quarter of 2024) and as such the notes can be converted at the option of the holders beginning January 1 through March 31, 2025. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

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

In the first quarter of 2023, the Company repurchased a total of $7.5 million aggregate principal amount of its Convertible Senior Notes Due 2025. Total cash paid to noteholders was $18.7 million. A loss on extinguishment of debt was recognized of $11.4 million, including a charge of $0.2 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. As of December 31, 2023, the principal balance on the Convertible Senior Notes due 2025 was

$13.3 million, while the Convertible Senior Notes due 2025, net is $13.2 million after consideration of unamortized debt issuance costs.

In the fourth quarter of 2024, the Company repurchased a total of $7.8 million aggregate principal amount of its Convertible Senior Notes due 2025. Total cash paid to noteholders was $17.2 million. A loss on extinguishment of debt of $9.4 million was recognized, including a charge of $0.1 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs. As of December 31, 2024, the principal balance of the Convertible Senior Notes due 2025 was $5.5 million, while the Convertible Senior Notes due 2025, net is $5.4 million after consideration of unamortized debt issuance costs.

For additional details regarding the Amended Credit Agreement and the Convertible Notes, please refer to “Note 11 - Financing Arrangements” in the Notes to the Consolidated Financial Statements, and for our discussion regarding risk factors related to our business and our debt, see Risk Factors in this Annual Report on Form 10-K.

Additional Liquidity Considerations

The following represents a summary of total liquidity available under the Amended Credit Agreement in effect as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Cash and cash equivalents	$240.7	$280.6
Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(176.8)	(135.8)
Availability	223.2	264.2
Credit facility amount borrowed	—	—
Letter of credit obligations	(5.3)	(5.4)
Availability not borrowed	217.9	258.8
Total liquidity	$458.6	$539.4

(1) As of December 31, 2024 and 2023, the Company had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of December 31, 2024, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2025 operating and long-range plan, we believe that our cash balance as of December 31, 2024, projected cash generated from operations, borrowings available under the Amended Credit Agreement and committed government funding to support capital investments, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

We continue to evaluate the best use of our liquidity which would allow us to invest in profitable growth, maintain a strong balance sheet, and return capital to shareholders. We expect capital expenditures to be approximately $125 million in 2025, inclusive of approximately $90 million of capital expenditures funded by the U.S. government.

In the twelve months ended December 31, 2024, the Company contributed a total of $42.8 million in pension contributions, most of which related to the Bargaining Plan. In January 2025, the Company contributed an additional $5.3 million to the Bargaining Plan and expects total pension contributions of approximately $65.0 million in 2025.

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

In the fourth quarter of 2024, we privately negotiated early repurchases of $7.8 million aggregate principal amount of our Convertible Senior Notes Due 2025. In addition to reducing outstanding debt and generating annual interest savings of $0.5 million, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2024 by 0.1 million shares and, on a go-forward basis, reduced diluted shares outstanding by 1.0 million shares.

For additional details regarding the Amended Credit Agreement and the Convertible Notes, please refer to “Note 11 - Financing Arrangements” in the Notes to the Consolidated Financial Statements, and for our discussion regarding risk factors related to our business and our debt, see Risk Factors in this Annual Report on Form 10-K.

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

For the year ended December 31, 2024, the Company repurchased approximately 2.0 million common shares in the open market at an aggregate cost of $37.6 million, which equates to an average repurchase price of $18.45 per share. As of December 31, 2024, the Company had a balance of $102.8 million remaining under its share repurchase program. In total during 2024, 2023 and 2022, the Company repurchased 6.7 million common shares in the open market at an aggregate cost of $122.2 million.

Subsequent to December 31, 2024, the Company repurchased 0.2 million additional common shares in the open market at an aggregate cost of $3.3 million, which equates to an average repurchase price of $14.61 per share. As of February 17, 2025, the Company has $99.5 million remaining under its authorized share repurchase program.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, 2024, 2023, and 2022. For additional details, please refer to the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.

	Year Ended December 31,
	2024	2023	2022
Net cash provided (used) by operating activities	$40.3	$125.3	$134.5
Net cash provided (used) by investing activities	(10.8)	(49.9)	(21.7)
Net cash provided (used) by financing activities	(68.9)	(51.9)	(114.6)
Increase (Decrease) in Cash and Cash Equivalents	$(39.4)	$23.5	$(1.8)

Operating activities

Net cash provided by operating activities for the year ended December 31, 2024 was $40.3 million compared to net cash provided of $125.3 million for the year ended December 31, 2023. The change was primarily driven by lower profitability and higher pension contributions, partially offset by a decrease in cash from working capital during 2024 compared to 2023.

Investing activities

Net cash used by investing activities for the year ended December 31, 2024 was $10.8 million compared to net cash used of $49.9 million for the year ended December 31, 2023. The change was due to proceeds from government funding in 2024 compared to receiving no government funding in 2023, partially offset by higher capital spending in 2024.

Financing activities

Net cash used by financing activities for the year ended December 31, 2024 was $68.9 million compared to net cash used of $51.9 million for the year ended December 31, 2023. The change was primarily due to higher shares surrendered for taxes and common share repurchases compared to the same time period in 2023.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, purchase commitments as part of normal operations, retirement benefits, and operating leases for property and equipment.

Refer to “Note 11 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for more information regarding scheduled maturities of our long-term debt. Interest payments include interest on the Convertible Notes, as well as the unused commitment fee of 25 basis points related to the Amended Credit Agreement. Interest payable associated with our debt will be approximately $1.3 million due in the next twelve months and $1.7 million through maturity.

Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding. As of December 31, 2024, our undiscounted purchase commitments are approximately $117.1 million due in the next twelve months and $77.4 million due thereafter. Included in purchase commitments are certain obligations related to capital asset commitments, service agreements and energy consumed in our production processes. These purchase commitments do not represent our entire anticipated purchases in the future but represent only those items for which we are contractually obligated as of December 31, 2024. The majority of our products and services are purchased as needed, with no advance commitment. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Retirement benefits are paid from plan assets, cash and cash equivalents and borrowings available under the Amended Credit Agreement. These include payments to meet minimum funding requirements of our defined benefit pension plans, estimated benefit payments for our unfunded supplemental executive retirement pension, and estimated benefit payments for our postretirement plans. The retirement benefit funding requirements are estimated required contributions and are significantly affected by asset returns and several other variables. These amounts are subject to change year to year. These amounts are based on Company estimates and current funding laws; actual future payments may be different. Based on the results of the December 31, 2024 pension calculations, the Company estimates required Bargaining Plan contributions of approximately $65.0 million in 2025. Refer to “Note 12 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for further information related to the total pension and other postretirement benefit plans and expected benefit payments.

Refer to “Note 10 – Leases” in the Notes to the Consolidated Financial Statement for additional information on leases.

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

As of December 31, 2024, our projected benefit obligations related to our pension and other postretirement benefit plans were $537.1 million and $80.1 million, respectively, and the underfunded status of our pension and other postretirement benefit obligations were $140.5 million and $30.7 million, respectively. These benefit obligations were valued using a weighted average discount rate of 5.71% for pension benefit plans and 5.73% for other postretirement benefit plans. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans.

For the year ended December 31, 2024, net periodic pension expense was $18.4 million and postretirement benefit income was $4.0 million. In 2024, net periodic pension expense and other postretirement benefit income were calculated using a variety of assumptions, including a weighted average discount rate of 5.33% and 5.43%, respectively, and a weighted average expected return on plan assets of 7.15% and 5.80%, respectively. The expected return on plan assets is determined based on forward-looking current market pricing. The forward-looking analysis is performed using a building block approach incorporating inputs such as current yields, valuations, economic data and broad macroeconomic themes.

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

	Hypothetical rate
	increase (decrease)
	0.25%	(0.25)%
Discount rate
Net periodic benefit cost (income), prior to annual remeasurement gains or losses	$0.6	$(0.6)
Benefit obligation	$(12.3)	$12.8
Return on plan assets
Net periodic benefit cost (income), prior to annual remeasurement gains or losses	$(1.2)	$1.2

In 2025, net periodic pension expense is forecasted to be $7.3 million, while postretirement benefit income is forecasted to be $3.8 million. This estimate is based on a weighted average discount rate of 5.71% for the pension benefit plans and 5.73% for other postretirement benefit plans, as well as a weighted average expected return on assets of 7.62% for the pension benefit plans and 5.90% for the other postretirement benefit plans. Actual costs are dependent on various other factors related to participants covered by these plans. Adjustments to our actuarial assumptions could have a material impact on our operating results.

Please refer to “Note 12 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for further information related to our pension and other postretirement benefit plans.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include both fixed and variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of December 31, 2024, we have $5.5 million of aggregate debt outstanding. None of our outstanding debt as of December 31, 2024 has variable interest rates, thus a rise in interest rates would not impact our interest expense at this point in time.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metallus Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

At December 31, 2024, the Company’s aggregate defined benefit pension and other postretirement benefit obligation was $617.2 million and exceeded the fair value of defined benefit pension and other postretirement plan assets of $446.0 million, resulting in an unfunded defined benefit pension and other postretirement benefit obligation of $171.2 million. As explained in Note 2 and Note 12 to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement, through updating the estimates used to measure the defined benefit pension and other postretirement benefit obligations and plan assets to reflect the actual return on plan assets and updated actuarial assumptions.

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

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Metallus Inc.

Opinion on Internal Control over Financial Reporting

We have audited Metallus Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Metallus Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15a and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio

February 27, 2025

Metallus Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions, except per share data)
Net sales	$1,084.0	$1,362.4	$1,329.9
Cost of products sold	986.3	1,175.9	1,203.2
Gross Profit	97.7	186.5	126.7

Selling, general and administrative expenses	87.7	84.6	73.8
Restructuring charges	—	—	0.8
Loss (gain) on sale or disposal of assets, net	0.6	(2.5)	1.9
Interest (income) expense, net	(9.6)	(7.1)	0.6
Loss on extinguishment of debt	9.4	11.4	43.1
Other (income) expense, net	5.0	3.7	(90.6)
Income (Loss) Before Income Taxes	4.6	96.4	97.1
Provision (benefit) for income taxes	3.3	27.0	32.0
Net Income (Loss)	$1.3	$69.4	$65.1

Per Share Data:
Basic earnings (loss) per share	$0.03	$1.58	$1.42
Diluted earnings (loss) per share	$0.03	$1.47	$1.30

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Net income (loss)	$1.3	$69.4	$65.1
Other comprehensive income (loss), net of benefit (provision) for income taxes of $0.1 million in 2024, $(0.2) million in 2023, and $0.4 million in 2022:
Foreign currency translation adjustments	(1.2)	0.3	(1.7)
Pension and postretirement liability adjustments	(3.5)	(2.6)	(4.3)
Other comprehensive income (loss), net of tax	(4.7)	(2.3)	(6.0)
Comprehensive Income (Loss), net of tax	$(3.4)	$67.1	$59.1

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$240.7	$280.6
Accounts receivable, net of allowances (2024 - $1.7 million; 2023 - $2.0 million)	90.8	113.2
Inventories, net	219.8	228.0
Deferred charges and prepaid expenses	29.9	10.3
Other current assets	6.1	24.7
Total Current Assets	587.3	656.8

Property, plant and equipment, net	507.3	492.5
Operating lease right-of-use assets	11.7	11.4
Pension assets	5.5	9.9
Intangible assets, net	3.4	2.7
Other non-current assets	1.5	2.0
Total Assets	$1,116.7	$1,175.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$119.2	$133.3
Salaries, wages and benefits	16.8	26.8
Accrued pension and postretirement costs	66.5	43.5
Current operating lease liabilities	4.8	5.0
Current convertible notes, net	5.4	13.2
Government funding liabilities	53.5	—
Other current liabilities	15.3	26.6
Total Current Liabilities	281.5	248.4

Credit Agreement	—	—
Non-current operating lease liabilities	6.9	6.4
Accrued pension and postretirement costs	110.2	160.5
Deferred income taxes	14.3	15.0
Other non-current liabilities	13.3	13.4
Total Liabilities	426.2	443.7

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2024 - 48.2 million shares; issued 2023 - 47.1 million shares	—	—
Additional paid-in capital	843.9	844.2
Retained deficit	(52.4)	(53.7)
Treasury shares - 2024 - 5.9 million; 2023 - 4.0 million	(108.7)	(71.3)
Accumulated other comprehensive income (loss)	7.7	12.4
Total Shareholders’ Equity	690.5	731.6
Total Liabilities and Shareholders’ Equity	$1,116.7	$1,175.3
See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	46,268,855	$832.1	$(188.2)	$—	$20.7	$664.6
Net income (loss)	—	—	65.1	—	—	65.1
Other comprehensive income (loss)	—	—	—	—	(6.0)	(6.0)
Stock-based compensation expense	342,805	8.8	—	—	—	8.8
Stock option activity	499,040	8.0	—	—	—	8.0
Purchase of treasury shares, including excise tax	(3,026,491)	—	—	(52.0)	—	(52.0)
Issuance of treasury shares	97,475	(1.7)	—	1.7	—	—
Shares surrendered for taxes	(116,793)	(0.2)	—	(1.8)	—	(2.0)
Balance at December 31, 2022	44,064,891	$847.0	$(123.1)	$(52.1)	$14.7	$686.5
Net income (loss)	—	—	69.4	—	—	69.4
Other comprehensive income (loss)	—	—	—	—	(2.3)	(2.3)
Stock-based compensation expense	—	11.5	—	—	—	11.5
Stock option activity	322,074	2.8	—	—	—	2.8
Purchase of treasury shares, including excise tax	(1,713,743)	(0.3)	—	(32.6)	—	(32.9)
Issuance of treasury shares	640,549	(16.8)	—	16.8	—	—
Shares surrendered for taxes	(177,460)	—	—	(3.4)	—	(3.4)
Balance at December 31, 2023	43,136,311	$844.2	$(53.7)	$(71.3)	$12.4	$731.6
Net income (loss)	—	—	1.3	—	—	1.3
Other comprehensive income (loss)	—	—	—	—	(4.7)	(4.7)
Stock-based compensation expense	—	14.0	—	—	—	14.0
Stock option activity	134,552	1.4	—	—	—	1.4
Purchase of treasury shares, including excise tax	(2,037,110)	—	—	(37.6)	—	(37.6)
Issuance of treasury shares	1,780,574	(15.7)	—	15.7	—	—
Shares surrendered for taxes	(747,019)	—	—	(15.5)	—	(15.5)
Balance at December 31, 2024	42,267,308	$843.9	$(52.4)	$(108.7)	$7.7	$690.5

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$1.3	$69.4	$65.1
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	54.1	56.9	58.3
Amortization of deferred financing fees	0.5	0.5	0.7
Loss on extinguishment of debt	9.4	11.4	43.1
Loss (gain) on sale or disposal of assets, net	0.6	(2.5)	1.9
Deferred income taxes	0.5	(9.7)	24.9
Stock-based compensation expense	14.0	11.5	8.8
Pension and postretirement (benefit) expense, net	14.4	47.1	(40.5)
Changes in operating assets and liabilities:
Accounts receivable, net	21.7	(33.4)	21.3
Inventories, net	7.3	(34.9)	18.8
Accounts payable	(19.2)	15.3	(33.2)
Other accrued expenses	(21.7)	5.3	(8.8)
Deferred charges and prepaid expenses	(19.6)	(3.9)	(2.6)
Pension and postretirement contributions and payments	(45.5)	(2.8)	(5.4)
Other, net	22.5	(4.9)	(17.9)
Net Cash Provided (Used) by Operating Activities	40.3	125.3	134.5

Investing Activities
Capital expenditures	(64.3)	(51.6)	(27.1)
Proceeds from government funding	53.5	—	—
Proceeds from disposals of property, plant and equipment	—	1.7	5.4
Net Cash Provided (Used) by Investing Activities	(10.8)	(49.9)	(21.7)

Financing Activities
Purchase of treasury shares	(37.6)	(32.6)	(52.0)
Proceeds from exercise of stock options	1.4	2.8	8.0
Shares surrendered for employee taxes on stock compensation	(15.5)	(3.4)	(2.0)
Repayments on convertible notes	(17.2)	(18.7)	(67.6)
Debt issuance costs	—	—	(1.0)
Net Cash Provided (Used) by Financing Activities	(68.9)	(51.9)	(114.6)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(39.4)	23.5	(1.8)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	281.3	257.8	259.6
Cash, Cash Equivalents, and Restricted Cash at End of Period	$241.9	$281.3	$257.8

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$240.7	$280.6	$257.2
Restricted cash reported in other current assets	1.2	0.7	0.6
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$241.9	$281.3	$257.8

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

Basis of Consolidation:

The Consolidated Financial Statements include the consolidated assets, liabilities, revenues and expenses related to Metallus as of December 31, 2024, 2023 and 2022. All significant intercompany accounts and transactions within Metallus have been eliminated in the preparation of the Consolidated Financial Statements.

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

The Company’s contracts with certain Manufactured Components customers extend multiple years and generally average five years. While these contracts set the duration of time, they do not cover or guarantee volumes but rather are focused on piece prices, which are established at the inception of the contract. From time to time, subsequent pricing adjustments are agreed to through negotiation. Pricing adjustments are occasionally determined retroactively based on historical shipments. The Company recognizes revenue for these subsequent price adjustments when they are determined to be probable and estimable. For the year ended December 31, 2023, the Company recognized $16.0 million in subsequent pricing adjustments. There were no subsequent price adjustments recognized for the year ended December 31, 2024.

Cash Equivalents and Restricted Cash:

Metallus considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's restricted cash balance represents an imprest cash account used for the funding of employee healthcare costs. Funding of this account began in 2022 when the Company changed its healthcare plan administrator. The balance of restricted cash as of December 31, 2024 was $1.2 million, which is included in other current assets on the Consolidated Balance Sheets. The Company had $0.7 million of restricted cash as of December 31, 2023.

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

Intangible Assets, Net:

Intangible assets, net are valued at cost less accumulated amortization. Intangible assets subject to amortization are amortized using a straight-line method over their legal or estimated useful lives. Definite lived intangible assets are primarily capitalized software with a weighted average useful life of 8 years and amortization expense of $1.7 million, $2.3 million and $2.8 million for the years ended December 31, 2024, 2023 and 2022. Intangible assets subject to amortization are amortized using a straight-line method over their legal or estimated useful lives.

Government Funding:

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance", which requires business entities to provide disclosures on material government assistance transactions for annual reporting periods. The Company prospectively applied the guidance in conjunction with the agreement with the United States Army entered into during the first quarter of 2024 to support the Army's mission of ramping up munitions production in the coming years. In accordance with “International Accounting Standards (“IAS”) 20 – Accounting for Government Grants and Disclosure of Government Assistance”, funding for capital expenditures is recorded as a reduction to property, plant and equipment at the completion of the project, as the primary conditions for receipt of these funds are to build-out new assets to support increased munitions production for the United States Army.

For the year ended December 31, 2024, the Company received $53.5 million in funding related to this agreement and recorded the funding as a current liability on the Consolidated Balance Sheets and as investing within the Consolidated Cash Flows. There was $8.0 million in capital spending related to assets associated with this agreement in 2024.

In February 2025, the Company received an additional $11.9 million in funding related to this agreement.

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

Refer to “Note 9 - Property, Plant and Equipment” for additional information.

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

Adoption of New Accounting Standards

The Company adopted the following Accounting Standard Updates (“ASU”) during 2024:

Standard Adopted	Description	Date of Adoption	Impact
ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures	The standard enhances reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	January 1, 2024

The Company adopted this standard retrospectively to all periods presented in the Form 10-K for the year ended December 31, 2024. The guidance resulted in additional disclosures and does not impact recognition or measurement in our Consolidated Financial Statements. Refer to Note 3 - Segment Information.

Accounting Standards Issued But Not Yet Adopted

The Company has considered the recent ASU's issued by the Financial Accounting Standards Board summarized below:

Standard Adopted	Description	Date of Adoption	Impact
ASU 2024-03, Disaggregated Expenses

The standard enhances the detail of expenses presented in the income statement including items such as: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization.

		January 1, 2027	The Company is currently evaluating the impact of the adoption of this ASU on its disclosures. The standard has no impact on the results of operations and financial condition.
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The standard enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid.	January 1, 2025	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

Note 3 - Segment Information

We conduct our business activities and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker ("CODM") evaluates performance and makes resource and operating decisions for the business as described above. Our CODM is our President and Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses Net Income (Loss), as reported on our Consolidated Statements of Operations, in evaluating performance of the Company and determining how to allocate resources of the Company as a whole. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in our consolidated financial statements.

Geographic Information

Net sales by geographic area are reported by the country in which the customer is domiciled. Long-lived assets include property, plant and equipment and intangible assets subject to amortization. Long-lived assets by geographic area are reported by the location of the Metallus operations to which the asset is attributed.

	Year Ended December 31,
	2024	2023	2022
Net Sales:
United States	$951.0	$1,239.4	$1,201.3
Foreign	133.0	123.0	128.6
	$1,084.0	$1,362.4	$1,329.9

	December 31,
	2024	2023
Long-lived Assets, net:
United States	$522.0	$506.2
Foreign	0.4	0.4
	$522.4	$506.6

Note 4 - Revenue Recognition

The following table provides the major sources of revenue by end-market for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Industrial	$390.5	533.3	549.0
Automotive	452.3	531.9	539.1
Aerospace and Defense	134.9	115.0	79.7
Energy	87.3	160.4	136.6
Other(1)	19.0	21.8	25.5
Total Net Sales	$1,084.0	$1,362.4	$1,329.9

(1) “Other” sales by end-market includes the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Bar	$641.8	$917.1	$887.4
Tube	139.1	170.1	173.7
Manufactured components	284.1	253.4	243.3
Other(2)	19.0	21.8	25.5
Total Net Sales	$1,084.0	$1,362.4	$1,329.9

(2) “Other” for sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers and are included in other current liabilities on the Consolidated Balance Sheets. There were no contract liabilities as of December 31, 2024 and $0.8 million as of December 31, 2023.

Note 5 - Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Pension and postretirement non-service benefit (income) loss	$(5.7)	$(4.6)	$(20.3)
Loss (gain) from remeasurement of benefit plans	10.3	40.6	(35.4)
Foreign currency exchange loss (gain)	0.4	—	(0.2)
Insurance recoveries	—	(31.3)	(34.5)
Sales and use tax refund	—	(1.4)	—
Miscellaneous (income) expense	—	0.4	(0.2)
Total other (income) expense, net	$5.0	$3.7	$(90.6)

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

In the second quarter of 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America (“Prudential”) in connection with the annuitization of the Salaried Plan. The Company remeasured the Salaried Plan upon annuitization on May 15, 2024. A loss of $1.0 million from the remeasurement of the Salaried Plan was recognized for the three months ended June 30, 2024. The loss was primarily due to investment losses on plan assets of $1.8 million partially offset by a decrease in the liability due to an increase in the discount rate of $0.7 million. In addition, the three months ended June 30, 2024 included a $0.1 million gain as a result of the completion of the Salaried Plan annuitization. As of December 31, 2024, the Company has no remaining liabilities or obligations as it relates to the Salaried Plan.

A net loss of $10.3 million from the remeasurement of all Company pension and postretirement benefit plans was recognized for the year ended December 31, 2024. This loss was driven by investment losses on plan assets of $35.0 million partially offset by a $24.7 million decrease in the pension liability primarily due to an increase in discount rate, updated census data and updates to certain underlying assumptions.

A net loss of $40.6 million from the remeasurement of all Company pension and postretirement benefit plans was recognized for the year ended December 31, 2023. This loss was driven by a $36.6 million increase in the pension liability primarily due to a decrease in discount rate, updated census data and updates to certain underlying assumptions, as well as a loss of $4.0 million due to investment losses on plan assets.

A net gain of $35.4 million from the remeasurement of all Company pension and postretirement benefit plans was recognized for the year ended December 31, 2022. This gain was driven by a $359.9 million decrease in the pension liability primarily due to an increase in discount rates and a $2.7 million non-cash settlement related to the partial annuitization of the Bargaining Plan. This was partially offset by a loss of $327.2 million driven primarily by investment losses on plan assets and lump sum basis losses.

In January 2025, the Company contributed an additional $5.3 million to the Bargaining Plan and expects total pension contributions of approximately $65.0 million in 2025.

For more details on the aforementioned remeasurements, refer to “Note 12 - Retirement and Postretirement Plans.”

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. Metallus recognizes an insurance recovery when it is realized or considered realizable, in accordance with the accounting guidance. The 2022 insurance claims were closed in the first quarter of 2024. Insurance recovery activity for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022	Total
Insurance recovery income	$—	$31.3	$34.5	$65.8
Insurance recovery cash collection	20.0	31.3	14.5	65.8

During the fourth quarter of 2023, the Company received a commitment from the State of Ohio related to the overpayment of sales and use taxes for the period of January 1, 2020 through March 31, 2023. This resulted in a gain recognized of $1.4 million, net of related professional fees, for the year ended December 31, 2023.

Note 6 - Income Tax Provision

Income (loss) from operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below.

	Years Ended December 31,
	2024	2023	2022
United States	$4.5	$103.2	$108.5
Non-United States	0.1	(6.8)	(11.4)
Income (loss) from operations before income taxes	$4.6	$96.4	$97.1

The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$2.6	$30.4	$0.6
State and local	(0.1)	6.1	5.7
Foreign	0.3	0.2	0.8
Total current tax expense (benefit)	$2.8	$36.7	$7.1
Deferred:
Federal	$0.4	$(9.2)	$24.2
State and local	0.1	(0.5)	0.7
Foreign	—	—	—
Total deferred tax expense (benefit)	0.5	(9.7)	24.9
Provision (benefit) for incomes taxes	$3.3	$27.0	$32.0

For the year ended December 31, 2024, Metallus made $21.5 million in U.S. federal payments, $6.1 million in state and local tax payments and $0.3 million in foreign tax payments. For the year ended December 31, 2023, the Company made $19.0 million in U.S. federal payments, $4.9 million in state and local tax payments, $1.4 million in foreign tax payments, and had refundable overpayments of $0.3 million related to U.S. federal, state, and local income taxes.

The reconciliation between Metallus' effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. federal income tax provision (benefit) at statutory rate	$1.0	$20.2	$20.4
Adjustments:
State and local income taxes, net of federal tax benefit	—	4.2	8.4
Permanent differences	1.9	1.2	8.9
Foreign earnings taxed at different rates	0.1	—	(3.6)
Valuation allowance	(0.5)	1.8	(2.5)
U.S. research tax credit	(0.1)	(0.3)	(0.6)
Other items, net	1.0	(0.1)	1.0
Provision (benefit) for income taxes	$3.3	$27.0	$32.0
Effective tax rate	72.2%	28.0%	32.9%

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

The permanent differences for the year ended December 31, 2024 are primarily due to the non-deductible loss on extinguishment of Convertible Senior Notes due 2025 and non-deductible compensation.

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2024 and 2023 was as follows:

	Years Ended December 31,
	2024	2023
Deferred tax liabilities:
Depreciation	$(69.5)	$(75.0)
Inventory	—	—
Prepaid insurance	(1.3)	(1.9)
Leases - right-of-use asset	(2.8)	(2.8)
Deferred tax liabilities	$(73.6)	$(79.7)
Deferred tax assets:
Tax loss carryforwards	$15.6	$16.0
Pension and postretirement benefits	41.2	46.8
Other employee benefit accruals	8.4	8.0
Lease liability	2.8	2.8
State decoupling	1.2	1.2
Capital loss carryforward	0.8	0.8
Intangible assets	0.1	0.1
Inventory	0.8	0.8
Allowance for doubtful accounts	0.4	0.5
Capitalized R&D	3.0	3.2
Other, net	—	—
Deferred tax assets subtotal	$74.3	$80.2
Valuation allowances	(15.0)	(15.5)
Deferred tax assets	59.3	64.7
Net deferred tax assets (liabilities)	$(14.3)	$(15.0)

As of December 31, 2024 and 2023, the Company had a net deferred tax liability of $14.3 million and $15.0 million, respectively, on the Consolidated Balance Sheets. As of December 31, 2024, the Company had loss carryforwards in the UK totaling $58.6 million having various expiration dates. There are no federal loss carryforwards in the U.S.; however, there are $15.8 million in state and certain local loss carryforwards with various expiration dates.

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

As of December 31, 2024 and 2023, the Company had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact Metallus' effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2024, Metallus does not anticipate a change in its unrecognized tax positions during the next 12 months. Metallus had no accrued interest and penalties related to uncertain tax positions as of December 31, 2024 and 2023.

As of December 31, 2024, the tax years 2021 to the present remain open to examination by the IRS.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 2.6 million shares for the year ended December 31, 2024. For the year ended December 31, 2024, 0.8 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 1.8 million shares and 0.7 million shares assumed purchased with potential proceeds for the year ended December 31, 2024, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were excluded in the computation of diluted earnings (loss) per share for the year ended December 31, 2024 as these shares would be anti-dilutive.

In the fourth quarter of 2024, the Company repurchased $7.8 million of outstanding principal related to the Convertible Notes. These repurchases of Convertible Notes reduced weighted average diluted shares outstanding by approximately 0.1 million shares for the year ended December 31, 2024. Refer to “Note 11 – Financing Arrangements” for additional information on the Convertible Notes.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss), basic	$1.3	$69.4	$65.1
Add convertible notes interest	—	1.0	1.9
Net income (loss), diluted	$1.3	$70.4	$67.0

Denominator:
Weighted average shares outstanding, basic	43.2	43.8	45.8
Dilutive effect of equity-based awards	1.1	2.1	2.1
Dilutive effect of convertible notes	—	1.9	3.6
Weighted average shares outstanding, diluted	44.3	47.8	51.5

Basic earnings (loss) per share	$0.03	$1.58	$1.42
Diluted earnings (loss) per share	$0.03	$1.47	$1.30

Note 8 – Inventories

The components of inventories as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Manufacturing supplies	$57.5	$51.5
Raw materials	13.6	17.5
Work in process	114.5	109.6
Finished products	35.3	50.1
Gross inventory	220.9	228.7
Allowance for inventory reserves	(1.1)	(0.7)
Total inventories, net	$219.8	$228.0

Note 9 - Property, Plant and Equipment

The components of property, plant and equipment, net as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Land	$11.2	$11.2
Buildings and improvements	436.0	429.2
Machinery and equipment	1,375.5	1,367.6
Construction in progress	92.1	59.3
Subtotal	1,914.8	1,867.3
Less allowances for depreciation	(1,407.5)	(1,374.8)
Property, plant and equipment, net	$507.3	$492.5

Total depreciation expense was $52.4 million, $54.6 million, and $55.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. There was no accelerated depreciation for the years ended December 31, 2024, 2023 and 2022.

For the year ended December 31, 2024, the Company recorded a net loss on sale and disposal of assets of $0.6 million primarily related to the write-offs of aged assets removed from service. No impairment charges were recognized in 2024.

For the year ended December 31, 2023, the Company recorded a net gain on sale and disposal of assets of $2.5 million primarily related to the sale of the small-diameter seamless mechanical tubing machinery and equipment, partially offset by assets removed from service. No impairment charges were recognized in 2023.

For the year ended December 31, 2022, the Company recorded a net loss on sale of assets of $1.9 million primarily related to the sale of the remaining land and buildings at the Company's former facility in Houston, Texas, as well as the disposition of excess and aged assets. No impairment charges were recognized in 2022.

Supplemental cash flow information related to non-cash investing activity was as follows:

	Year Ended December 31,
	2024	2023	2022
Accrued property, plant and equipment purchases	$17.6	$12.1	$10.6

Note 10 - Leases

The Company has operating leases primarily related to machinery and equipment, vehicles and information technology equipment. These leases have remaining lease terms of less than one year to approximately five years, some of which may include options to extend the lease for one or more years. Certain leases also include options to purchase the leased asset. As of December 31, 2024, the Company has no financing leases. The weighted average remaining lease term for our operating leases as of December 31, 2024 was 3.3 years.

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

The Company recorded lease cost for the years ended December 31, 2024, 2023 and 2022 as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$7.5	$7.3	$6.7
Short-term lease cost	1.5	0.8	0.9
Total lease cost	$9.0	$8.1	$7.6

When available, the rate implicit in the lease is used to discount lease payments to present value; however, the Company’s leases generally do not provide a readily determinable implicit rate. Therefore, the incremental borrowing rate to discount the lease payments is estimated using market-based information available at lease commencement. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2024 and 2023 was 4.9% and 4.3%, respectively.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6.9	$7.1	$6.7
Right-of-use assets obtained in exchange for operating lease obligations	$5.5	$5.6	$4.5

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

2025	$5.2
2026	2.8
2027	2.2
2028	1.6
2029 and after	0.9
Total future minimum lease payments	12.7
Less amount of lease payment representing interest	(1.0)
Total present value of lease payments	$11.7

Note 11 - Financing Arrangements

The following table summarizes the current and non-current debt as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	5.4	13.2
Total debt	$5.4	$13.2
Less current portion of debt	5.4	13.2
Total non-current portion of debt	$—	$—

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

As of December 31, 2024, the amount available under the Amended Credit Agreement was $217.9 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

The principal amount of the Convertible Senior Notes due 2025 as of December 31, 2024 is $5.5 million. Transaction costs related to the Convertible Senior Notes due 2025 incurred upon issuance were $1.5 million. These costs are amortized to interest expense over the term of the notes. The Convertible Senior Notes due 2025 are convertible at the option of the holders in certain circumstances and during certain periods into the Company's common shares, cash, or a combination thereof, at the Company's election.

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2024 (and each preceding quarter of 2024 and 2023) and as such the notes can be converted at the option of the holders beginning January 1 through March 31, 2025. Whether the notes will be convertible following such period will depend on if this criterion, or another conversion condition, is met in the future. To date, no holders have elected to convert their notes during any optional conversion periods.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020.

The components of the Convertible Senior Notes due 2025 as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Principal	$5.5	$13.3
Less: Debt issuance costs, net of amortization	(0.1)	(0.1)
Convertible Senior Notes due 2025, net	$5.4	$13.2

In the fourth quarter of 2024, the Company repurchased a total of $7.8 million aggregate principal amount of its Convertible Senior Notes due 2025. Total cash paid to noteholders was $17.2 million. A loss on extinguishment of debt of $9.4 million was recognized, including a charge of $0.1 million for unamortized debt issuance costs related to the portion of debt extinguished, as well as the related transaction costs.

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

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $10.2 million as of December 31, 2024 and $41.5 million as of December 31, 2023. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

Metallus' Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of December 31, 2024, 2023, and 2022.

Interest (income) expense, net

The following table provides the components of interest (income) expense, net for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Interest expense	$2.5	$2.7	$3.9
Interest income	(12.1)	(9.8)	(3.3)
Interest (income) expense, net	$(9.6)	$(7.1)	$0.6

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of December 31, 2024, the carrying value of the Company's money market investment was $110.2 million, which approximates the fair value. The Company had $139.7 million invested in a money market fund as of December 31, 2023, and $209.5 cash invested in a money market fund as of December 31, 2022. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally, as of December 31, 2024 and 2023, the Company has $125.4 and $119.9 million, respectively, of cash held in other accounts which generate interest income at a rate similar to the money market fund.

The following table sets forth total interest expense recognized specifically related to the Convertible Notes:

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$0.7	$0.9	$1.7
Amortization of debt issuance costs	0.1	0.1	0.1
Total	$0.8	$1.0	$1.8

The total cash interest paid for the year ended December 31, 2024 , 2023, and 2022 was $ 2.0 million, $2.1 million and $3.1 million, respectively.

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

For the year ended December 31, 2024, the Company repurchased approximately 2.0 million common shares in the open market at an aggregate cost of $37.6 million, which equates to an average repurchase price of $18.45 per share. As of December 31, 2024, the Company had a balance of $102.8 million remaining under its share repurchase program. For the year ended December 31, 2023, the Company repurchased approximately 1.7 million common shares in the open market at an aggregate cost of $32.6 million, which equates to an average repurchase price of $19.03 per share. For the year ended December 31, 2022, the Company repurchased approximately 3.0 million common shares in the open market at an aggregate cost of $52.0 million, which equates to an average repurchase price of $17.18 per share.

Subsequent to December 31, 2024, the Company repurchased 0.2 million additional common shares in the open market at an aggregate cost of $3.3 million, which equates to an average repurchase price of $14.61 per share. As of February 17, 2025, the Company has $99.5 million remaining under its authorized share repurchase program.

Note 12 - Retirement and Postretirement Plans

Eligible employees, including certain employees in foreign countries, participate in the following Company-sponsored plans: Bargaining Unit Pension Plan ("Bargaining Plan"), Supplemental Pension Plan ("Supplemental Plan"), UK Pension Scheme ("Pension Scheme"), Mexico Pension Plan, and Postretirement Plans made up of the Company's Bargaining Unit Welfare Benefit Plan for Retirees and Welfare Benefit Plan for Retirees. The Retirement Plan ("Salaried Plan") was annuitized with the purchase of a group annuity contract on May 15, 2024.

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

On July 7, 2022, the Company entered into an agreement with The Prudential Insurance Company of America ("Prudential") to purchase an irrevocable group annuity contract and transfer approximately $256.2 million of pension obligations under the Bargaining Plan. In connection with the agreement, Prudential began paying benefits under the group annuity contract as of October 1, 2022 for a specified group of approximately 1,900 participants and beneficiaries who previously received payments from the Bargaining Plan. Benefits payable to these participants and beneficiaries were not reduced as a result of this transaction. Plan participants and beneficiaries not included in the transaction remain in the Bargaining Plan. The Company recorded a non-cash settlement gain of approximately $2.7 million in the third quarter of 2022 related to this partial plan annuitization. This settlement is a significant event which also required remeasurement of the Bargaining Plan during the third quarter of 2022. The transaction was funded directly by the assets of the Bargaining Plan and required no cash contribution from the Company.

In the twelve months ended December 31, 2024, the Company contributed a total of $42.8 million in pension contributions, most of which related to the Bargaining Plan. The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions. Based on the results of the December 31, 2024 pension calculations, the Company estimates total required Bargaining Plan contributions of approximately $65.0 million in 2025. In January 2025, the Company contributed an additional $5.3 million to the Bargaining Plan. Future required pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as future funding laws.

Salaried Plan

During the fourth quarter of 2021, the Company's Board of Directors approved the termination of the Salaried Plan. Participants were notified in January 2022 and the plan was terminated effective March 31, 2022, subject to regulatory approval which was received in the fourth quarter of 2023. On May 15, 2024, the Company entered into an agreement to purchase a group annuity contract from Prudential in connection with the annuitization of the Salaried Plan. The Salaried Plan annuitization settled approximately $121 million of the Company’s remaining U.S. pension obligations. Prudential began future benefit payments under the group annuity contract starting August 1, 2024 for all remaining participants in the Salaried Plan. Benefits payable to Salaried Plan participants were not reduced as a result of the annuitization. The group annuity contract was purchased using existing assets of the Salaried Plan and required no cash contribution from the Company. At the date of the annuitization of the Salaried Plan, the Company transferred the Salaried Plan assets and liabilities to Prudential and recorded a non-cash loss of approximately $1.0 million. As of December 31, 2024, the Company has no remaining liabilities or obligations as it relates to the Salaried Plan.

The following table sets forth the change in benefit obligation for the pension and postretirement benefit plans as of December 31, 2024:

	Pension
	United States of America			United Kingdom	Mexico
Change in benefit obligation:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Benefit obligation at the beginning of year	$490.9	$124.0	$16.5	$56.7	$0.5	$688.6	$84.9
Service cost	8.9	0.3	—	—	—	9.2	0.6
Interest cost	25.4	2.3	0.9	2.5	—	31.1	4.3
Actuarial (gains) losses	(16.9)	(1.5)	(0.7)	(5.1)	(0.4)	(24.6)	(0.2)
Benefits paid	(36.7)	(6.9)	(0.6)	(4.0)	—	(48.2)	(9.5)
Settlements	—	(118.2)	—	—	—	(118.2)	—
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)	—
Benefit obligation at the end of year	$471.6	$—	$16.1	$49.3	$0.1	$537.1	$80.1

Significant actuarial gains related to changes in benefit obligations for 2024 primarily resulted from an increase in discount rates. Significant settlements were a result of the Salaried Plan annuity purchase as well as lump sum payments during 2024.

The following table sets forth the change in benefit obligation for the pension and postretirement benefit plans as of December 31, 2023:

	Pension
	United States of America			United Kingdom	Mexico
Change in benefit obligation:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Benefit obligation at the beginning of year	$474.9	$128.1	$15.5	$47.7	$0.4	$666.6	$87.4
Service cost	9.5	0.9	—	—	—	10.4	0.7
Interest cost	25.9	6.7	0.9	2.3	—	35.8	4.7
Actuarial (gains) losses	19.1	5.7	0.7	7.3	—	32.8	3.8
Benefits paid	(38.5)	(11.4)	(0.6)	(3.3)	—	(53.8)	(11.7)
Settlements	—	(6.0)	—	—	—	(6.0)	—
Foreign currency translation adjustment	—	—	—	2.7	0.1	2.8	—
Benefit obligation at the end of year	$490.9	$124.0	$16.5	$56.7	$0.5	$688.6	$84.9

Significant actuarial losses related to changes in benefit obligations for 2023 primarily resulted from a decrease in discount rates.

The following table sets forth the change in plan assets and funded status for the pension and postretirement benefit plan as of December 31, 2024:

	Pension
	United States of America			United Kingdom	Mexico
Change in plan assets:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Fair value of plan assets at the beginning of year	$334.7	$129.6	$—	$61.0	$0.3	$525.6	$53.8
Actual return on plan assets	2.8	(0.9)	—	(3.4)	—	(1.5)	2.7
Company contributions / payments	40.9	(3.6)	0.6	1.9	—	39.8	2.4
Benefits paid	(36.7)	(6.9)	(0.6)	(4.0)	—	(48.2)	(9.5)
Settlements	—	(118.2)	—	—	—	(118.2)	—
Foreign currency translation adjustment	—	—	—	(0.9)	—	(0.9)	—
Fair value of plan assets at end of year	$341.7	$—	$—	$54.6	$0.3	$396.6	$49.4
Funded status at end of year	$(129.9)	$—	$(16.1)	$5.3	$0.2	$(140.5)	$(30.7)

The following table sets forth the change in plan assets and funded status for the pension and postretirement benefit plan as of December 31, 2023:

	Pension
	United States of America			United Kingdom	Mexico
Change in plan assets:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Fair value of plan assets at the beginning of year	$353.9	$137.7	$—	$57.5	$0.3	$549.4	$59.2
Actual return on plan assets	19.3	9.3	—	2.5	—	31.1	5.3
Company contributions / payments	—	—	0.6	1.2	—	1.8	1.0
Benefits paid	(38.5)	(11.4)	(0.6)	(3.3)	—	(53.8)	(11.7)
Settlements	—	(6.0)	—	—	—	(6.0)	—
Foreign currency translation adjustment	—	—	—	3.1	—	3.1	—
Fair value of plan assets at end of year	$334.7	$129.6	$—	$61.0	$0.3	$525.6	$53.8
Funded status at end of year	$(156.2)	$5.6	$(16.5)	$4.3	$(0.2)	$(163.0)	$(31.1)

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

In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024. On May 1, 2024, in advance of the annuitization of the Salaried plan and upon the election of certain participants, the Company made $20.8 million in lump sum payments. The Company also remeasured the Salaried Plan ahead of the annuitization on May 15, 2024.

In the first quarter of 2023, in anticipation of receiving the regulatory approval to move forward with the plan termination process, the cumulative costs of all lump sum payments and other settlements were projected to exceed the sum of the service cost and interest cost components of net periodic pension cost during 2023 for the Salaried Plan. Ultimately, these costs did not exceed this threshold for the Salaried Plan during 2023. The Salaried Plan's pension obligations and plan assets were remeasured during each quarter of 2023.

For the years ended December 31, 2024 and 2023, the administrative expenses for all plans totaled $3.3 million and $2.9 million, respectively. These expenses are included in benefits paid in the tables above.

The accumulated benefit obligation at December 31, 2024 exceeded the fair value of plan assets for the Bargaining Plan and the unfunded Supplemental Plan. For the Bargaining Plan and Supplemental Plan, the accumulated benefit obligation was $467.1 million and $16.1 million, respectively, as of December 31, 2024.

The accumulated benefit obligation for all pension plans was $532.5 million and $683.7 million as of December 31, 2024 and 2023, respectively.

Amounts recognized on the balance sheet at December 31, 2024 for the Company's pension and postretirement benefit plans include:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Non-current assets	$—	$—	$—	$5.3	$0.2	$5.5	$—
Current liabilities	(64.7)	—	(0.6)	—	—	(65.3)	(1.2)
Non-current liabilities	(65.2)	—	(15.5)	—	—	(80.7)	(29.5)
Total	$(129.9)	$—	$(16.1)	$5.3	$0.2	$(140.5)	$(30.7)

Amounts recognized on the balance sheet at December 31, 2023 for the Company's pension and postretirement benefit plans include:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Non-current assets	$—	$5.6	$—	$4.3	$—	$9.9	$—
Current liabilities	(41.7)	—	(0.6)	—	—	(42.3)	(1.2)
Non-current liabilities	(114.5)	—	(15.9)	—	(0.2)	(130.6)	(29.9)
Total	$(156.2)	$5.6	$(16.5)	$4.3	$(0.2)	$(163.0)	$(31.1)

Included in accumulated other comprehensive income (loss) at December 31, 2024 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Unrecognized prior service (benefit) cost	$9.9	$—	$—	$0.4	$—	$10.3	$(38.0)

Included in accumulated other comprehensive income (loss) at December 31, 2023 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Unrecognized prior service (benefit) cost	$11.1	$—	$—	$0.5	$—	$11.6	$(44.0)

The weighted average assumptions used in determining benefit obligation as of December 31, 2024 and 2023 were as follows:

	Pension		Postretirement
Assumptions:	2024	2023	2024	2023
Discount rate	5.71%	5.33%	5.73%	5.43%
Future compensation assumption	3.50%	3.00%	n/a	n/a

The weighted average assumptions used in determining benefit cost for the years ended December 31, 2024 and 2023 were as follows:

	Pension		Postretirement
Assumptions:	2024	2023	2024	2023
Discount rate	5.33%	5.61%	5.43%	5.70%
Future compensation assumption	3.00%	3.00%	n/a	n/a
Expected long-term return on plan assets	7.15%	7.13%	5.80%	6.25%

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

For measurement purposes, the weighted-average annual rate of increase in the per capita cost ("health care cost trend rate") was not applicable for the years 2024 and 2023.

The components of net periodic benefit cost (income) for the year ended December 31, 2024 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$8.9	$0.3	$—	$—	$—	$9.2	$0.6
Interest cost	25.4	2.3	0.9	2.5	—	31.1	4.3
Expected return on plan assets	(28.0)	(2.4)	—	(3.1)	—	(33.5)	(2.9)
Amortization of prior service cost	1.2	—	—	—	—	1.2	(5.9)
Settlements	—	—	—	—	—	—	—
Net remeasurement losses (gains)	8.3	1.8	(0.7)	1.4	(0.4)	10.4	(0.1)
Net Periodic Benefit Cost (Income)	$15.8	$2.0	$0.2	$0.8	$(0.4)	$18.4	$(4.0)

The components of net periodic benefit cost (income) for the year ended December 31, 2023 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$9.5	$0.9	$—	$—	$—	$10.4	$0.7
Interest cost	25.9	6.7	0.9	2.3	—	35.8	4.7
Expected return on plan assets	(26.9)	(7.5)	—	(2.7)	—	(37.1)	(3.4)
Amortization of prior service cost	1.3	—	—	—	—	1.3	(6.0)
Settlements	—	—	—	—	—	—	—
Net remeasurement losses (gains)	26.6	4.0	0.6	7.5	—	38.7	1.9
Net Periodic Benefit Cost (Income)	$36.4	$4.1	$1.5	$7.1	$—	$49.1	$(2.1)

The components of net periodic benefit cost (income) for the year ended December 31, 2022 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$13.9	$0.3	$—	$—	$—	$14.2	$1.1
Interest cost	31.1	6.5	0.7	1.3	—	39.6	3.4
Expected return on plan assets	(46.7)	(5.0)	—	(3.2)	—	(54.9)	(3.4)
Amortization of prior service cost	1.3	—	—	—	—	1.3	(6.0)
Curtailment	(2.7)	—	—	—	—	(2.7)	—
Net remeasurement losses (gains)	(37.2)	6.9	(6.5)	15.9	—	(20.9)	(11.8)
Net Periodic Benefit Cost (Income)	$(40.3)	$8.7	$(5.8)	$14.0	$—	$(23.4)	$(16.7)

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

The target allocations for each plan's assets are as follows:

	Pension
	United States of America			United Kingdom	Mexico
Target Allocations:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Weighted Average Pension	Postretirement Plans
Equity securities	38.0%	n/a	n/a	15.8%	—	34.9%	26.0%
Debt securities	34.0%	n/a	n/a	68.5%	100.0%	38.8%	67.0%
Other investments	28.0%	n/a	n/a	15.7%	—	26.3%	7.0%

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

The following table presents the fair value hierarchy for those investments of the Company's pension assets measured at fair value on a recurring basis as of December 31, 2024:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$12.6	$3.3	$9.3	$—
U.S government and agency securities	36.3	36.3	—	—
Mutual fund - equities	80.9	80.9	—	—
Mutual fund - fixed income	12.5	12.5	—	—
Mutual fund - tactical tilt	10.8	10.8	—	—
Exchange traded funds	0.5	0.5	—	—
Real estate	29.7	—	—	29.7
Private debt	22.2	—	—	22.2
Total Assets in the fair value hierarchy	$205.5	$144.3	$9.3	$51.9
Assets measured at net asset value (1)	191.1	—	—	—
Total Assets	$396.6	$144.3	$9.3	$51.9

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and hedge funds. As of December 31, 2024, these assets are redeemable at net asset value within 90 days, except for certain private investments with an estimated liquidation period of one to ten years.

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

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and hedge funds. As of December 31, 2023, these assets were redeemable at net asset value within 90 days, except for certain private investments with an estimated liquidation period of one to ten years.

The following table sets forth a summary of changes in the fair value of the Company's pension plan level three assets for the year ended December 31, 2024:

Level 3 assets only
2024
Balance at the beginning of year	$39.8
Transfers in and/or out of Level 3	—
Actual return on plan assets:
Realized gain (loss)	(0.4)
Net unrealized gain (loss)	3.5
Purchases, sales, issuances and settlements:
Purchases	15.5
Sales	(6.5)
Balance at the end of year	$51.9

The following table presents the fair value hierarchy for those investments of the Company's postretirement assets measured at fair value on a recurring basis as of December 31, 2024:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3.6	$3.6	$—	$—
Mutual fund - equities	11.9	11.9	—	—
Mutual fund - fixed income	6.6	6.6	—	—
Mutual fund - real assets	0.9	0.9	—	—
Mutual fund - tactical tilt	2.3	2.3	—	—
Total Assets in the fair value hierarchy	$25.3	$25.3	$—	$—
Assets measured at net asset value (1)	24.1	—	—	—
Total Assets	$49.4	$25.3	$—	$—

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities. As of December 31, 2024, these assets are redeemable at net asset value on a daily basis.

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

Future benefit payments are expected to be as follows:

	Pension
	United States of America			United Kingdom	Mexico
Benefit Payments:	Bargaining Plan	Salaried Plan (1)	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
2025	$43.5	$—	$0.6	$2.8	$—	$46.9	$8.8
2026	43.2	—	0.6	2.7	—	46.5	8.3
2027	47.2	—	13.0	3.2	—	63.4	7.9
2028	46.4	—	0.5	3.3	—	50.2	7.5
2029	44.3	—	0.5	3.5	—	48.3	7.2
2030-2034	196.4	—	2.0	19.5	—	217.9	32.4

The Company expects to make required contributions and payments to its pension and postretirement plans of $68.5 million in the next 12 months and $103.3 million from 2026 through 2034. The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions.

(1) As of August 1, 2024, Prudential assumed the responsibility for all future Salaried Plan benefit payments as a result of the annuitization that occurred.

Defined Contribution Plans

The Company recorded expense primarily related to employer matching and non-discretionary contributions to these defined contribution plans of $3.1 million in 2024, $3.4 million in 2023, and $3.3 million in 2022.

Note 13 - Stock-Based Compensation

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

Stock Options

There were no stock options granted during the years ended December 31, 2024, 2023 and 2022.

The following summarizes the Company's stock option activity from January 1, 2024 to December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding as of December 31, 2023	621,350	$17.95
Granted	—	—	—	—
Exercised	(134,552)	10.83	—	—
Canceled, forfeited or expired	(186,580)	33.90	—	—
Outstanding as of December 31, 2024	300,218	$11.23	3.8	$3.8
Options expected to vest	—	—	—	—
Options exercisable	300,218	$11.23	3.8	$3.8

Time-Based Restricted Stock Units

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period.

The following summarizes the Company's stock-settled, time-based restricted stock unit activity from January 1, 2024 to December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,619,719	$11.99
Granted	447,376	20.41
Vested	(839,669)	12.66
Canceled, forfeited or expired	(12,294)	19.80
Outstanding as of December 31, 2024	1,215,132	$14.55

Performance-Based Restricted Stock Units

Annual grants of performance-based restricted stock units are generally earned (determined under a Compensation Committee approved matrix) based on the Company's relative total shareholder return as compared to an identified peer group of steel companies. The fair value of each unit is determined using a Monte Carlo valuation model, a generally accepted lattice pricing model. The overall vesting period is generally three years, with relative total shareholder return measured for the one, two and three-year periods creating effectively a “nested” 1-year, 2-year, and 3-year performance period. Relative total shareholder return is calculated for each nested performance period by taking the beginning and ending price points based off a 20-trading day average closing stock price as of December 31.

The following summarizes the Company's stock-settled performance-based restricted stock unit activity from January 1, 2024 to December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,014,658	$15.99
Granted	205,944	18.73
Vested	(623,596)	7.41
Canceled, forfeited or expired	(6,119)	22.65
Outstanding as of December 31, 2024	590,887	$25.93

Transformation Incentive Grant Program

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

The following summarizes the Company's Transformation Incentive Grant Program activity from January 1, 2024 to December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	350,000	$22.46
Granted (Tier 1-2)	—	—
Granted (Tier 3-4)	—	—
Canceled, forfeited or expired	—	—
Outstanding as of December 31, 2024	350,000	$22.46

Other Information

Metallus recognized stock-based compensation expense of $14.0 million, $11.5 million and $8.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, future stock-based compensation expense related to the unvested portion of all awards is approximately $18.9 million, which is expected to be recognized over a weighted average period of 2.0 years.

Note 14 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2023	$(6.5)	$18.9	$12.4
Other comprehensive income before reclassifications, before income tax	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.6)	(3.6)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	0.1	0.1
Net current period other comprehensive income (loss), net of income taxes	(1.2)	(3.5)	(4.7)
Balance as of December 31, 2024	$(7.7)	$15.4	$7.7

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2022	$(6.8)	$21.5	$14.7
Other comprehensive income before reclassifications, before income tax	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	0.3	(4.9)	(4.6)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	2.3	2.3
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	0.3	(2.6)	(2.3)
Balance as of December 31, 2023	$(6.5)	$18.9	$12.4

The amount reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2024 and December 31, 2023 for the pension and postretirement liability adjustment was included in other (income) expense, net in the Consolidated Statements of Operations. The amount deferred to accumulated other comprehensive income (loss) for the year ended December 31, 2022 was a result of a plan amendment to the Company's Bargaining Plan. For more details refer to "Note 12 - Retirement and Postretirement Plans."

Note 15 – Contingencies

Metallus has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of December 31, 2024 and 2023 Metallus had a $0.5 million and $1.1 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

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

The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2024, Metallus' internal control over financial reporting is effective.

Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, has issued an audit report on our assessment of Metallus' internal control over financial reporting as of December 31, 2024. Please refer to Item 8, “Reports of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

In 2022, the Company began a multi-year project to upgrade our legacy enterprise resource planning system environment to an updated version of SAP (“S/4 HANA”) to upgrade our platforms and systems through a phased implementation approach. During the fourth quarter of 2024, we completed the migration of financial data into S/4 HANA, with implementation in the remaining business operations expected to occur in phases over the next several years. This change has not had and is not expected to have a material impact on the Company's internal controls over financial reporting. For a discussion of risks related to the implementation of new systems and hardware, please see our Information Technology risk factor “We may be subject to risks relating to our information technology systems and cybersecurity” in Item 1A. Risk Factors of this report

The Company believes we have maintained appropriate internal controls during our initial phased implementation period and will continue to evaluate, test and monitor our internal controls over financial reporting for effectiveness as processes and procedures in each of these impacted areas evolve.

Item 9B. Other Information

During the quarter ended December 31, 2024, officers (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted written plans for the sale of the Company’s common shares intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangements”) as follows:

On November 14, 2024, Kristine C. Syrvalin, Executive Vice President, General Counsel and Chief Human Resources Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 15,000 common shares, which trading arrangement is scheduled to start no sooner than March 3, 2025 and terminate no later than September 3, 2025.

On November 16, 2024, Michael S. Williams, President and Chief Executive Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 100,000 common shares, which trading arrangement is scheduled to start no sooner than March 6, 2025 and terminate no later than September 19, 2025.

On November 18, 2024, Kristopher R. Westbrooks, Executive Vice President and Chief Financial Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 12,000 common shares and up to 12,104 common shares acquired upon the exercise of stock options, which trading arrangement is scheduled to start no sooner than March 6, 2025 and terminate no later than September 8, 2025.

On December 5, 2024, Nicholas A. Yacobozzi, Chief Accounting Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 21,974 common shares, which trading arrangement is scheduled to start no sooner than March 6, 2025 and terminate no later than September 8, 2025.

Each of the above-named officers is currently and is expected to remain in compliance with his or her share ownership guidelines following the sale of any common shares pursuant to his or her 10b5-1 trading arrangement.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Required information will be set forth under the captions “Proposal 1: Election of directors” in the proxy statement to be filed within 120 days of December 31, 2024 in connection with the annual meeting of shareholders to be held on May 7, 2025, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board of directors information - Audit committee” in the proxy statement to be filed within 120 days of December 31, 2024 in connection with the annual meeting of shareholders to be held on May 7, 2025, and is incorporated herein by reference. Information regarding compliance with Section 16(a) by the Company's section 16 reporting persons is set forth under the caption "Delinquent Section 16(a) reports" in the proxy statement to be filed within 120 days of December 31, 2024 in connection with the annual meeting of shareholders to be held on May 7, 2025 and is incorporated herein by reference.

The Board of Directors has adopted insider trading policies and procedures that apply to all of the company's directors, officers, and employees, as well as certain other designated individuals, to prevent the misuse of confidential information about the company, as well as other companies with which we have a business relationship, and to promote compliance with all applicable securities laws. Required information will be set forth under the caption “Corporate governance – Insider Trading Policy” in the proxy statement to be filed within 120 days of December 31, 2024 in connection with the annual meeting of shareholders to be held on May 7, 2025, and is incorporated herein by reference.

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

Item 11. Executive Compensation

Required information will be set forth under the captions “Compensation discussion and analysis”; “2024 Summary compensation table”; “2024 Grants of plan-based awards table”; “Outstanding equity awards at 2024 year-end table”; “2024 Option exercises and stock vested table”; “Pension benefits”; “2024 Nonqualified deferred compensation table”; “Potential payments upon termination or change in control”; “Director compensation”; “CEO pay ratio”; “Board of directors information - Compensation committee”; “Board of directors information - Compensation committee interlocks and insider participation”; and “Board of directors information - Compensation committee report” in the proxy statement to be filed within 120 days of December 31, 2024 in connection with the annual meeting of shareholders to be held on May 7, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Required information, regarding beneficial ownership by management and beneficial owners of more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial ownership of common stock” in the proxy statement to be filed within 120 days of December 31, 2024 in connection with the annual meeting of shareholders to be held on May 7, 2025, and is incorporated herein by reference. Required information regarding securities authorized for issuance under the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Required information will be set forth under the captions “Corporate governance - Director independence” and “Corporate governance - Related-party transactions approval policy” in the proxy statement to be filed within 120 days of December 31, 2024 in connection with the annual meeting of shareholders to be held on May 7, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2024 and 2023 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “ Proposal 2: Ratification of appointment of independent auditors - Services of independent auditor for 2024“ and “Proposal 2: Ratification of appointment of independent auditors - Audit committee pre-approval policies and procedures” in the proxy statement to be filed within 120 days of December 31, 2024 in connection with the annual meeting of shareholders to be held on May 7, 2025, and is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.

(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.

(a)(3) Listing of Exhibits

Exhibit Number	Exhibit Description
2.1†	Separation and Distribution Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).
3.2	Code of Regulations of Metallus Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).
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

10.7	Supplemental Pension Plan (Effective June 30, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).
10.8	Form of Severance Agreement with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).
10.9††	Form of Director Indemnification Agreement.
10.10††	Form of Officer Indemnification Agreement.
10.11††	Form of Director and Officer Indemnification Agreement.
10.12	Amended and Restated 2014 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).

10.13	Amended and Restated Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).
10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313).
10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019, File No. 001-36313).
10.16	Form of Deferred Shares Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016, File No. 001-36313).
10.17	Form of Director Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2020, File No. 001-36313).
10.18

Severance Agreement dated as of January 1, 2021 between the Company and Michael S. Williams (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 25, 2021, File No. 001-36313).

10.19

Form of Severance Agreement between the Company and Certain Executive Officers (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 25, 2021, File No. 001-36313).

10.20	2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020, File No. 001-36313).
10.21	Amended and Restated 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2021, File No. 001-36313).
10.22	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021, File No. 001-36313).
10.23	Form of Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021, File No. 001-36313).
10.24

Fourth Amended and Restated Credit Agreement, dated as of September 30, 2022, by and among the Company, the other loan parties and lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K filed on October 5, 2022, File No.001-36313).

10.25	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2022, File No. 001-36313).
10.26	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 9, 2023, File No. 001-36313).
10.27

Form of Transformation Incentive Grant Performance-Based Restricted Share Unit Agreement for Tier 1 and 2 Participants (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).

10.28

Form of Transformation Incentive Grant Performance-Based Restricted Share Unit Agreement for Tier 3 and 4 Participants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).

10.29	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024, File No. 001-36313).
10.30	Form of Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024, File No. 001-36313).
19.1*	Metallus Inc. Insider Trading Policies and Procedures.
21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Metallus Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).
101.INS*	Inline XBRL Instance Document - the instance document dose not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.
†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.
**	Furnished herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2024	2023	2022
Balance at Beginning of Period	$2.0	$1.0	$1.9
Additions:
Charged to Costs and Expenses (1)	—	1.2	—
Deductions (2)	(0.3)	(0.2)	(0.9)
Balance at End of Period	$1.7	$2.0	$1.0
Allowance for inventory reserves:	2024	2023	2022
Balance at Beginning of Period	$0.7	$0.5	$0.8
Additions:
Charged to Costs and Expenses (3)	0.6	1.1	0.5
Deductions (4)	(0.2)	(0.9)	(0.8)
Balance at End of Period	$1.1	$0.7	$0.5
Valuation allowance on deferred tax assets:	2024	2023	2022
Balance at Beginning of Period	$15.5	$13.0	$15.5
Additions:
Charged to Costs and Expenses (5)	—	2.5	—
Charged to Other Accounts (6)	—	—	—
Deductions (7)	(0.5)	—	(2.5)
Balance at End of Period	$15.0	$15.5	$13.0

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

(7) For the year ended December 31, 2024, this amount related to the release of a portion of a foreign valuation allowance. For the year ended December 31, 2022, this amount related to the release of a portion of the U.S. valuation allowance.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METALLUS INC.

Date:	February 27, 2025	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Williams	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Michael S. Williams

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Kristopher R. Westbrooks

/s/ Nicholas A. Yacobozzi	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025
Nicholas A. Yacobozzi

*	Director
Mary Ellen Baker		February 27, 2025

*	Director
Nicholas J. Chirekos		February 27, 2025

*	Director
Randall H. Edwards		February 27, 2025

*	Director
Kenneth V. Garcia		February 27, 2025

*	Director
Ellis A. Jones		February 27, 2025

*	Director
Melissa M. Miller		February 27, 2025

*	Director
Donald T. Misheff		February 27, 2025

*	Director
Jamy P. Rankin		February 27, 2025

*	Director
Ronald A. Rice		February 27, 2025

*	Director
Randall A. Wotring		February 27, 2025

*Signed by the undersigned as attorney-in-fact and agent for the directors indicated.

/s/ Kristopher R. Westbrooks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Kristopher R. Westbrooks