Form 10-Q
period 2025-03-31
Metallus Inc.
filed 2025-05-08
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common Shares, without par value	42,023,268

Metallus Inc.

Part I. Financial Information

Item 1. Financial Statements

Metallus Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars in millions, except per share data)
Net sales	$280.5	$321.6
Cost of products sold	258.6	271.0
Gross Profit	21.9	50.6

Selling, general and administrative expenses	24.3	24.1
Loss (gain) on sale or disposal of assets, net	(1.5)	0.1
Interest (income) expense, net	(1.5)	(2.8)
Other (income) expense, net	(2.3)	(0.8)
Income (Loss) Before Income Taxes	2.9	30.0
Provision (benefit) for income taxes	1.6	6.0
Net Income (Loss)	$1.3	$24.0

Per Share Data:
Basic earnings (loss) per share	$0.03	$0.55
Diluted earnings (loss) per share	$0.03	$0.52

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Net income (loss)	$1.3	$24.0
Other comprehensive income (loss), net of benefit (provision) for income taxes of $(0.1) and none for the three months ended March 31, 2025 and 2024
Foreign currency translation adjustments	0.4	—
Pension and postretirement liability adjustments	(1.3)	(1.1)
Other comprehensive income (loss), net of tax	(0.9)	(1.1)
Comprehensive Income (Loss), net of tax	$0.4	$22.9

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$180.3	$240.7
Accounts receivable, net of allowances (2025 - $2.0 million; 2024 - $1.7 million)	125.7	90.8
Inventories, net	230.6	219.8
Deferred charges and prepaid expenses	27.4	29.9
Other current assets	4.4	6.1
Total Current Assets	568.4	587.3

Property, plant and equipment, net	510.7	507.3
Operating lease right-of-use assets	10.1	11.7
Pension assets	7.5	5.5
Intangible assets, net	3.3	3.4
Other non-current assets	1.5	1.5
Total Assets	$1,101.5	$1,116.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$143.3	$119.2
Salaries, wages and benefits	19.9	16.8
Accrued pension and postretirement costs	25.4	66.5
Current operating lease liabilities	4.1	4.8
Current convertible notes, net	5.4	5.4
Government funding liabilities	66.4	53.5
Other current liabilities	15.6	15.3
Total Current Liabilities	280.1	281.5

Credit Agreement	—	—
Non-current operating lease liabilities	6.1	6.9
Accrued pension and postretirement costs	102.2	110.2
Deferred income taxes	14.3	14.3
Other non-current liabilities	12.7	13.3
Total Liabilities	415.4	426.2

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2025 - 48.2 million shares and 2024 - 48.2 million shares	—	—
Additional paid-in capital	839.6	843.9
Retained deficit	(51.1)	(52.4)
Treasury shares - 2025 - 6.0 million; 2024 - 5.9 million	(109.2)	(108.7)
Accumulated other comprehensive income (loss)	6.8	7.7
Total Shareholders’ Equity	686.1	690.5
Total Liabilities and Shareholders’ Equity	$1,101.5	$1,116.7

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2024	42,267,308	$843.9	$(52.4)	$(108.7)	$7.7	$690.5
Net income (loss)	—	—	1.3	—	—	1.3
Other comprehensive income (loss)	—	—	—	—	(0.9)	(0.9)
Stock-based compensation expense	—	3.4	—	—	—	3.4
Stock option activity	—	—	—	—	—	—
Purchase of treasury shares, including excise tax	(395,296)	—	—	(5.6)	—	(5.6)
Issuance of treasury shares	423,150	(7.7)	—	7.7	—	—
Shares surrendered for taxes	(175,992)	—	—	(2.6)	—	(2.6)
Balance As of March 31, 2025	42,119,170	$839.6	$(51.1)	$(109.2)	$6.8	$686.1

	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2023	43,136,311	$844.2	$(53.7)	$(71.3)	$12.4	$731.6
Net income (loss)	—	—	24.0	—	—	24.0
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	104,630	1.1	—	—	—	1.1
Purchase of treasury shares, including excise tax	(211,571)	—	—	(4.4)	—	(4.4)
Issuance of treasury shares	1,707,603	(13.8)	—	13.8	—	—
Shares surrendered for taxes	(739,352)	—	—	(15.4)	—	(15.4)
Balance As of March 31, 2024	43,997,621	835.0	(29.7)	(77.3)	11.3	$739.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$1.3	$24.0
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	13.7	13.4
Amortization of deferred financing fees	0.1	0.1
Loss (gain) on sale or disposal of assets, net	(1.5)	0.1
Stock-based compensation expense	3.4	3.5
Pension and postretirement (benefit) expense, net	0.8	2.0
Changes in operating assets and liabilities:
Accounts receivable, net	(34.8)	(6.7)
Inventories, net	(10.8)	(9.3)
Accounts payable	34.0	16.5
Other accrued expenses	2.9	(4.2)
Deferred charges and prepaid expenses	2.5	1.3
Pension and postretirement contributions and payments	(53.0)	(28.4)
Other, net	2.5	21.1
Net Cash Provided (Used) by Operating Activities	(38.9)	33.4

Investing Activities
Capital expenditures	(27.5)	(17.4)
Proceeds from government funding	12.9	—
Proceeds from disposals of property, plant and equipment	1.7	—
Net Cash Provided (Used) by Investing Activities	(12.9)	(17.4)

Financing Activities
Purchase of treasury shares	(5.6)	(4.4)
Proceeds from exercise of stock options	—	1.1
Shares surrendered for employee taxes on stock compensation	(2.6)	(15.4)
Net Cash Provided (Used) by Financing Activities	(8.2)	(18.7)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(60.0)	(2.7)
Cash, cash equivalents, and restricted cash at beginning of period	241.9	281.3
Cash, Cash Equivalents, and Restricted Cash at End of Period	$181.9	$278.6

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$180.3	$278.1
Restricted cash reported in other current assets	1.6	0.5
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$181.9	$278.6

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared by Metallus Inc. (the “Company” or “Metallus”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Metallus' audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any new Accounting Standard Updates (“ASU”) in the first quarter of 2025.

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

		Annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027.	The Company is currently evaluating the impact of the adoption of this ASU on its disclosures. The standard has no impact on the results of operations and financial condition.
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The standard enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid.	Annual periods beginning after December 15, 2025.	The Company is currently evaluating the impact of the adoption of this ASU on its results of operations and financial condition.

Note 3 - Segment Reporting

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

Note 4 - Government Funding

On February 27, 2024, the Company entered an agreement with the United States Army ("U.S. Army"). The agreement provides for $99.75 million in funding to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. For the quarter ended March 31, 2025, the Company received $12.9 million in funding related to this agreement and recorded the funding as a current liability on the Consolidated Balance Sheets and as investing within the Consolidated Cash Flows. There was $13.9 million in capital spending related to assets associated with this agreement in the first quarter of 2025.

In April 2025, the Company received an additional $5.1 million in government funding.

For further details, refer to Metallus' “Note 2 - Significant Accounting Policies” in its annual report on Form 10K for the year ended December 31, 2024.

Note 5 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Industrial	$101.7	$118.9
Automotive	113.2	122.9
Aerospace & Defense	32.5	46.3
Energy	28.7	28.0
Other (1)	4.4	5.5
Total Net Sales	$280.5	$321.6

(1) “Other” sales by end-market includes the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Bar	$166.0	$193.9
Tube	31.4	47.8
Manufactured components	78.7	74.4
Other (2)	4.4	5.5
Total Net Sales	$280.5	$321.6

(2) “Other” sales by product type relates to the Company’s scrap sales.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods at a future point in time. Contract liabilities are primarily related to deferred revenue resulting from any cash payments received in advance of shipment to customers and are included in other current liabilities on the Consolidated Balance Sheets. Contract liabilities totaled $0.2 million and $0.7 million as of March 31, 2025 and 2024, respectively.

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Pension and postretirement non-service benefit (income) loss	$(1.4)	$(1.4)
Loss (gain) from remeasurement of benefit plans	—	0.8
Foreign currency exchange loss (gain)	—	(0.2)
Sales and use tax refund	(0.8)	—
Miscellaneous (income) expense	(0.1)	—
Total other (income) expense, net	$(2.3)	$(0.8)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), the Supplemental Pension Plan ("Supplemental Plan") and the Retirement Plan ("Salaried Plan"), which was terminated in the second quarter of 2024, each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan.

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

	Three Months Ended March 31,
	2025	2024
Provision (benefit) for incomes taxes	$1.6	$6.0
Effective tax rate	53.3%	20.0%

Income tax expense for the three months ended March 31, 2025 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate of 53.3% for the three months ended March 31, 2025 was more than the rate of 20.0% for the three months ended March 31, 2024. The increase in the effective tax rate is primarily related to lower pre-tax income in the first quarter of 2025 and the impact of discrete items related to stock based compensation awards.

In the first quarter of 2025, the Company submitted a refund claim of $6.5 million to the Internal Revenue Service (“IRS”) for overpayments of 2024 federal estimated taxes as the estimated federal tax liability through December 31, 2024 was lower than projections made throughout the year. In May 2025, the Company received the refund claim of $6.5 million from the IRS.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 2.4 million shares for the three months ended March 31, 2025. For the three months ended March 31, 2025, 0.4 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.0 million shares and 1.1 million shares assumed purchased with potential proceeds for the three months ended March 31, 2025, were included in the denominator of the diluted earnings (loss) per share calculation.

Common share equivalents for shares issuable for equity-based awards amounted to 2.9 million shares for three months ended March 31, 2024. For the three months ended March 31, 2024, 0.6 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.3 million shares and 0.8 million shares assumed purchased with potential proceeds for the three months ended March 31, 2024, were included in the denominator of the diluted earnings (loss) per share calculation.

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were excluded in the computation of diluted earnings (loss) per share for the year ended March 31, 2025 as these shares would be anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss), basic	$1.3	$24.0
Add convertible notes interest	—	0.2
Net income (loss), diluted	$1.3	$24.2

Denominator:
Weighted average shares outstanding, basic	42.1	43.6
Dilutive effect of stock-based awards	0.9	1.5
Dilutive effect of convertible notes	—	1.7
Weighted average shares outstanding, diluted	43.0	46.8

Basic earnings (loss) per share	$0.03	$0.55
Diluted earnings (loss) per share	$0.03	$0.52

Note 9 - Inventories

The components of inventories, net of reserves as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Manufacturing supplies	$59.3	$57.5
Raw materials	28.9	13.6
Work in process	105.9	114.5
Finished products	37.6	35.3
Gross inventory	231.7	220.9
Allowance for inventory reserves	(1.1)	(1.1)
Total inventories, net	$230.6	$219.8

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 11 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table summarizes the current and non-current debt as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	5.4	5.4
Total debt	$5.4	$5.4
Less current portion of debt	5.4	5.4
Total non-current portion of debt	$—	$—

Credit Agreement

On September 30, 2022, the Company, as borrower, and certain domestic subsidiaries of the Company, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (collectively, the “Lenders”), which further amended and restated the Company’s secured Third Amended and Restated Credit Agreement, dated as of October 15, 2019.

As of March 31, 2025, the amount available under the Credit Agreement was $251.7 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Credit Agreement.

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

The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2024, and, as such, the notes can be converted at the option of the holder beginning January 1 through March 31, 2025. During the first quarter of 2025, the Company received notice of conversion from the remaining Convertible Senior Note holder to convert the outstanding notes. The Company expects to settle the convertible obligation, including the outstanding principal of $5.5 million, in cash, during the second quarter of 2025.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

The components of the Convertible Senior Notes due 2025 as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Principal	$5.5	$5.5
Less: Debt issuance costs, net of amortization	(0.1)	(0.1)
Convertible Senior Notes due 2025, net	$5.4	$5.4

The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$0.1	$0.2
Amortization of debt issuance costs	—	—
Total	$0.1	$0.2

The total cash interest paid for the three months ended March 31, 2025 and 2024 was $0.3 million, respectively.

Fair Value Measurement

The fair value of the Convertible Senior Notes due 2025 was approximately $9.7 million as of March 31, 2025. The fair value of the Convertible Senior Notes due 2025, which falls within Level 2 of the fair value hierarchy as defined by applicable accounting guidance, is based on a valuation model primarily using observable market inputs and requires a recurring fair value measurement on a quarterly basis.

Metallus' Credit Facility is variable-rate debt. As such, any outstanding carrying value is a reasonable estimate of fair value as interest rates on these borrowings approximate current market rates. This valuation falls within Level 2 of the fair value hierarchy and is based on quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly. There were no outstanding borrowings on the Credit Facility as of March 31, 2025.

Interest (Income) Expense, net

The following table provides the components of interest (income) expense, net for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Interest expense	$0.5	$0.6
Interest income	(2.0)	(3.4)
Interest (income) expense, net	$(1.5)	$(2.8)

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of March 31, 2025, the carrying value of the Company's money market investment was $42.6 million, which approximates the fair value. The Company had $146.4 million in cash invested in a money market fund as of March 31, 2024. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally as of March 31, 2025 and 2024, the Company had $126.9 and $121.3 million of cash held in other accounts which generate interest income at a rate similar to the money market fund.

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

For the three months ended March 31, 2025, the Company repurchased approximately 0.4 million common shares at an aggregate cost of $5.6 million in the open market, which equates to an average repurchase price of $14.23 per share. For the three months ended March 31, 2024, the Company repurchased approximately 0.2 million common shares at an aggregate cost of $4.4 million in the open market, which equates to an average repurchase price of $20.87 per share. As of March 31, 2025, the Company had a balance of $97.2 million remaining on its authorized share repurchase program.

In April 2025, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $1.2 million, which equates to an average repurchase price of $12.47 per share. As of April 30, 2025, the Company had $96.0 million remaining under its authorized share repurchase program.

Note 11 - Retirement and Postretirement Plans

Plan Amendments and Updates

Bargaining Plan

On October 29, 2021, the United Steelworkers ("USW") Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract, which is in effect until September 27, 2025, resulted in several changes to the Bargaining Plan including but not limited to closing the plan to new entrants effective January 1, 2022. For a detailed discussion of the Company's Bargaining Plan changes, refer to “Note 12 - Retirement and Postretirement Plans” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the first quarter of 2025, the Company contributed a total of $52.6 million in pension contributions, most of which related to the Bargaining Plan. In April 2025, the Company contributed an additional $5.9 million to the Bargaining Plan and anticipates additional contributions of approximately $10.0 million to the Bargaining Plan throughout the remainder of 2025. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

Salaried Plan

During the fourth quarter of 2021, the Company's Board of Directors approved the termination of the Salaried Plan and the plan was terminated effective March 31, 2022, subject to regulatory approval which was received in the fourth quarter of 2023. On May 15, 2024, the Company entered into an agreement to purchase a group annuity contract from Prudential in connection with the annuitization of the Salaried Plan. The Salaried Plan annuitization settled approximately $121 million of the Company’s remaining U.S. pension obligations. Prudential began future benefit payments under the group annuity contract starting August 1, 2024 for all remaining participants in the Salaried Plan. Benefits payable to Salaried Plan participants were not reduced as a result of the annuitization. The group annuity contract was purchased using existing assets of the Salaried Plan and required no cash contribution from the Company. Following the completion of the annuity contract, there were surplus assets which were used to make a one-time 401(k) contribution to eligible employees. As a result, the Company recognized a loss of $3.6 million when the remaining assets were distributed.

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended March 31, 2025 were as follows:

	Pension
	United States of America		United Kingdom	Mexico
	Bargaining Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.2	$—	$—	$—	$2.2	$0.1
Interest cost	6.5	0.2	0.7	—	7.4	1.1
Expected return on plan assets	(7.5)	—	(0.6)	—	(8.1)	(0.7)
Amortization of prior service cost	0.3	—	—	—	0.3	(1.5)
Net Periodic Benefit Cost (Income)	$1.5	$0.2	$0.1	$—	$1.8	$(1.0)

The components of net periodic benefit cost (income) for the three months ended March 31, 2024 were as follows:

	Pension
	United States of America			United Kingdom	Mexico
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Pension Plan	Total Pension	Postretirement Plans
Service cost	$2.2	$0.2	$—	$—	$—	$2.4	$0.1
Interest cost	6.4	1.5	0.2	0.6	—	8.7	1.1
Expected return on plan assets	(7.0)	(1.6)	—	(0.7)	—	(9.3)	(0.7)
Amortization of prior service cost	0.3	—	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	0.8	—	—	—	0.8	—
Net Periodic Benefit Cost (Income)	$1.9	$0.9	$0.2	$(0.1)	$—	$2.9	$(1.0)

The Bargaining Plan, Supplemental Plan and the Salaried Plan, which was annuitized during the second quarter of 2024, each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. The Company's accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components. In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024 and recognized a loss of $0.8 million.

Note 12 – Stock-Based Compensation

During the three months ended March 31, 2025, the Board of Directors granted 470,980 time-based restricted stock units and 329,580 performance-based restricted stock units, which relates to the annual grant to our employees. During the three months ended March 31, 2024, the Board of Directors granted 370,296 time-based restricted stock units and 205,944 performance-based restricted stock units, which relates to the annual grant to our employees.

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period. The fair value of the restricted stock units granted during the three months ended March 31, 2025 was $14.33 per share.

Performance-based restricted stock units issued in 2025 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires Metallus to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the three months ended March 31, 2025 was $17.31 per share.

Metallus recognized stock-based compensation expense of $3.4 million for the three months ended March 31, 2025, compared to $3.5 million for the three months ended March 31, 2024. Future stock-based compensation expense related to the unvested portion of all awards is approximately $27.9 million. The future expense is expected to be recognized over the remaining vesting periods through 2028.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance As of December 31, 2024	$(7.7)	$15.4	$7.7
Other comprehensive income (loss) before reclassifications, before income tax	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.2)	(1.2)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	0.4	(1.3)	(0.9)
Balance As of March 31, 2025	$(7.3)	$14.1	$6.8

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2023	$(6.5)	$18.9	$12.4
Other comprehensive income (loss) before reclassifications, before income tax	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.1)	(1.1)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	—	(1.1)	(1.1)
Balance as of March 31, 2024	$(6.5)	$17.8	$11.3

The amount reclassified from accumulated other comprehensive income (loss) in the three months ended March 31, 2025 and 2024 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

Note 14 – Contingencies

Metallus has a number of loss exposures incurred in the ordinary course of business, such as environmental claims, product warranty claims, employee-related matters, and other litigation. Establishing loss reserves for these matters requires management’s estimate and judgment regarding risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances. Accruals related to environmental claims represent management’s best estimate of the fees and costs associated with these claims. Although it is not possible to predict with certainty the outcome of such claims, management believes that their ultimate dispositions should not have a material adverse effect on our financial position, cash flows or results of operations. As of March 31, 2025 and December 31, 2024, Metallus had a $0.8 million and a $0.5 million contingency reserve, respectively, related to loss exposures incurred in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

The MD&A is organized as follows:

•
Overview: From management’s point of view, we discuss the following:
o
Summary of our business and the markets in which we operate
o
Key trends and events during the current year
•
Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements.
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

Q1 2025 Business Highlights

The following items represent key trends and events during the three months ended March 31, 2025:

•
Capital investments: The Company continues to invest organically with $27.5 million of capital investments during the first quarter of 2025 including $13.9 million for projects funded by the U.S. government. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability, as well as new assets to increase throughput and efficiency which are being substantially funded by the U.S. government.

•
Defense contract: The Company received $12.9 million from the U.S. government as part of the previously announced $99.75 million funding agreement to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. The Company expects the remaining funding to be provided as mutually agreed upon milestones are achieved throughout the project. The Company is targeting late 2025 for the new bloom reheat furnace to be operational and the first half of 2026 for the new roller furnace to be operational. To date, the Company has received $66.4 million of government funding, with total spend of $21.9 million, and expects additional funding to be provided under the previously announced agreements throughout 2025 and into early 2026 as mutually agreed upon milestones are achieved.
•
Liquidity: Our balance sheet has remained strong, with total liquidity of $432.0 million, including cash and cash equivalents of $180.3 million as of March 31, 2025. Operating cash outflow of $38.9 million in the first quarter 2025 was primarily driven by required pension contributions and higher working capital.
•
Share repurchase program: The Company repurchased approximately 0.4 million common shares at a cost of $5.6 million, or $14.23 per share. As of March 31, 2025, the Company has $97.2 million remaining under its authorized share repurchase program.
•
Recent trade developments: The Company is closely monitoring recent trade developments, including increased, additional, and expanded tariffs on goods imported from various countries imposed by the U.S. government, as well as reciprocal tariffs on U.S. exports imposed by various countries. As a domestic steel producer, the recent actions taken to enact a minimum 25% tariff on steel imports and close loopholes in the tariff exclusion process are expected to have a positive impact on the demand for Metallus products and our financial results. The ultimate impact to the Company remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures, and the overall magnitude and duration of these measures.

(1) Please see discussion of non-GAAP financial measures in Form 10-Q – Net Sales Adjusted to Exclude Surcharges

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended March 31, 2025 and 2024.

Net Sales
$400
$300
$200
$100
$0
$ in Millions
$280.5
$321.6
2025
2024

Shipments (tons)
Tons in thousands
180
160
140
120
100
80
60
40
20
0
152.9
155.2
2025
2024

Net sales for the three months ended March 31, 2025 were $280.5 million, a decrease of $41.1 million, or 12.8%, compared with the three months ended March 31, 2024. The decrease in sales was primarily driven by unfavorable price/mix, a decrease in surcharges and lower volume. Unfavorable price/mix of $25.9 million was primarily due to lower base prices across end-markets as well as a smaller proportion of aerospace & defense shipments. Lower market prices for scrap primarily drove the unfavorable surcharges of $11.4 million. Lower volume of 2.3 thousand ship tons resulted in a net sales decrease of $3.8 million. Excluding surcharges, net sales increased $29.7 million or 11.8%.

Gross Profit

The chart below presents the drivers of the gross profit variance for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Gross profit for the three months ended March 31, 2025 decreased $28.7 million, or 56.7%, compared with the three months ended March 31, 2024. The decrease was driven by unfavorable price/mix and lower volume, partially offset by lower manufacturing costs. Unfavorable price/mix was due to lower base prices across end-markets as well as a smaller proportion of aerospace & defense shipments. The aerospace & defense and automotive end-markets were unfavorably impacted by lower shipments, partially offset by higher shipments to the industrial and energy end-markets. Favorable manufacturing costs were primarily due to lower maintenance and manufacturing consumables spend.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2025 and 2024.

SG&A Expense
Three months ended March 31,
$30
$25
$20
$15
$10
$5
$0
$ in Millions
$24.3
$24.1
2025
2024

SG&A expense for the three months ended March 31, 2025 increased by $0.2 million, or 0.8%, compared with the three months ended March 31, 2024. The increase was primarily due to higher salary and benefits, variable pay compensation and professional services, primarily driven by the ongoing information technology transformation project.

Interest (Income) Expense, net

Net interest income for the three months ended March 31, 2025 was $1.5 million compared with $2.8 million for the three months ended March 31, 2024. The change was due to interest earned on lower cash invested in a money market fund and in other accounts which generate interest income at a rate similar to the money market fund during 2025. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended March 31,
	2025	2024	$ Change
Pension and postretirement non-service benefit (income) loss	$(1.4)	$(1.4)	$—
Loss (gain) from remeasurement benefit plan	—	0.8	(0.8)
Foreign currency exchange loss (gain)	—	(0.2)	0.2
Sales and use tax refund	(0.8)	—	(0.8)
Miscellaneous (income) expense	(0.1)	—	(0.1)
Total other (income) expense, net	$(2.3)	$(0.8)	$(1.5)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), the Supplemental Pension Plan ("Supplemental Plan") and the Retirement Plan ("Salaried Plan"), which was terminated during the second quarter of 2024, each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024.

A loss of $0.8 million from the remeasurement of the Salaried Plan was recognized for the three months ended March 31, 2024. This loss was due to $1.5 million of investment losses on plan assets and lump sum basis losses, partially offset by a $0.7 million decrease in the liability due to an increase in the discount rate.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans.”

Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change
Provision (benefit) for income taxes	$1.6	$6.0	$(4.4)
Effective tax rate	53.3%	20.0%	33.3%

The provision for income taxes for the quarter ended March 31, 2025 was $1.6 million compared to $6.0 million in 2024. The change is primarily related lower pre-tax income in the first quarter of 2025.

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

(dollars in millions, ship tons in thousands)
	Three Months Ended March 31, 2025
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	66.3	64.1	8.6	13.9	—	152.9

Net Sales	$101.7	$113.2	$32.5	$28.7	$4.4	$280.5
Less: Surcharges	26.6	21.6	3.4	6.7	—	58.3
Base Sales	$75.1	$91.6	$29.1	$22.0	$4.4	$222.2

Net Sales / Ton	$1,534	$1,766	$3,779	$2,065	$—	$1,835
Surcharges / Ton	$401	$337	$395	$482	$—	$381
Base Sales / Ton	$1,133	$1,429	$3,384	$1,583	$—	$1,454

	Three Months Ended March 31, 2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	60.8	66.5	16.5	11.4	—	155.2

Net Sales	$118.9	$122.9	$46.3	$28.0	$5.5	$321.6
Less: Surcharges	30.1	26.5	6.5	6.6	—	69.7
Base Sales	$88.8	$96.4	$39.8	$21.4	$5.5	$251.9

Net Sales / Ton	$1,956	$1,848	$2,806	$2,456	$—	$2,072
Surcharges / Ton	$495	$398	$394	$579	$—	$449
Base Sales / Ton	$1,461	$1,450	$2,412	$1,877	$—	$1,623

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

Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Convertible Notes

The Convertible Senior Notes due 2025 are convertible at the option of holders in certain circumstances and during certain periods into the Company’s common shares, cash, or a combination thereof, at the Company’s election. The Indenture for the Convertible Senior Notes due 2025 provides that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2024, and, as such, the notes can be converted at the option of the holder beginning January 1 through March 31, 2025. During the first quarter of 2025, the Company received notice of conversion from the remaining Convertible Senior Note holder to convert the outstanding notes. The Company expects to settle the convertible obligation, including the outstanding principal of $5.5 million, in cash, during the second quarter of 2025.

For additional details regarding the Convertible Notes please refer to “Note 11 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Credit Agreement as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$180.3	$240.7

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(143.0)	(176.8)
Availability	257.0	223.2
Amount borrowed	—	—
Letter of credit obligations	(5.3)	(5.3)
Availability not borrowed	$251.7	$217.9

Total liquidity	$432.0	$458.6

(1) As of March 31, 2025, and December 31, 2024, the Company had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Credit Agreement. As of March 31, 2025, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2025 operating and long-range plan, we believe that our cash balance as of March 31, 2025, projected cash generated from operations, borrowings available under the Credit Agreement and committed government funding to support capital investments, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months. We expect capital expenditures to be approximately $125 million in 2025, inclusive of approximately $90 million of capital expenditures funded by the U.S. government.

In the first quarter of 2025, the Company contributed a total of $52.6 million in pension contributions, most of which related to the Bargaining Plan. In April 2025, the Company contributed an additional $5.9 million to the Bargaining Plan and anticipates additional contributions of approximately $10 million to the Bargaining Plan throughout the remainder of 2025.

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

For the three months ended March 31, 2025, the Company repurchased approximately 0.4 million common shares at an aggregate cost of $5.6 million in the open market, which equates to an average repurchase price of $14.23 per share. As of March 31, 2025, the Company had a balance of $97.2 million remaining under its share repurchase program. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. These authorizations reflect the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2025 and 2024. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Three Months Ended March 31,
	2025	2024
Net cash provided (used) by operating activities	$(38.9)	$33.4
Net cash provided (used) by investing activities	(12.9)	(17.4)
Net cash provided (used) by financing activities	(8.2)	(18.7)
Increase (Decrease) in Cash and Cash Equivalents	$(60.0)	$(2.7)

Operating activities

Net cash used by operating activities for the three months ended March 31, 2025 was $38.9 million compared to net cash provided of $33.4 million for the three months ended March 31, 2024. The change was primarily driven by first quarter of 2025 profitability, an increase in first quarter of 2025 required pension contributions, a higher working capital use of cash in the first quarter 2025 to support a sequential increase in net sales, and insurance recoveries received in 2024.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2025 was $12.9 million compared to net cash used of $17.4 million for the three months ended March 31, 2024. The change was due to proceeds from government funding in the three months ended March 31, 2025 compared to 2024, partially offset by higher capital spending in the three months ended March 31, 2025.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2025 was $8.2 million compared to net cash used of $18.7 million for the three months ended March 31, 2024. The change was primarily due to lower shares surrendered for taxes during the first quarter of 2025 compared to the same period in 2024, partially offset by higher repurchases of common shares in 2025 compared to the same period in 2024.

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

•
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates, including the ability of the Company to respond to rapid changes in customer demand including but not limited to changes in domestic and worldwide political and economic conditions due to, among other factors, U.S. and foreign trade policies and the impact on economic conditions, changes in customer operating schedules due to supply chain constraints or unplanned work stoppages, the ability of customers to obtain financing to purchase the Company’s products or equipment that contains its products, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles, and whether conditions of fair trade exist in U.S. markets;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes in our exposure to market risk since December 31, 2024.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended March 31, 2025.

(Dollars in millions, except shares and per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$102.8
January, 2025	164,572	$14.37	164,572	$100.4
February, 2025	73,413	$15.17	73,413	$99.3
March, 2025	157,311	$13.65	157,311	$97.2
Quarter ended March 31, 2025	395,296	$14.23	395,296	$97.2

Subsequent to March 31, 2025, the Company repurchased 0.1 million additional common shares in the open market at an aggregate cost of $1.2 million, which equates to an average repurchase price of $12.47 per share. As of April 30, 2025, the Company had a balance of $96.0 million remaining under its authorized share repurchase program.

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

METALLUS INC.

Date:	May 8, 2025	/s/ Kristopher R. Westbrooks
Kristopher R. Westbrooks Executive Vice President and Chief Financial Officer (Principal Financial Officer)