Form 10-Q
period 2025-06-30
Metallus Inc.
filed 2025-08-07
CIK 1598428

fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Shares, without par value	41,826,462

Metallus Inc.

Part I. Financial Information

Item 1. Financial Statements

Metallus Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in millions, except per share data)
Net sales	$304.6	$294.7	$585.1	$616.3
Cost of products sold	272.4	270.6	531.0	541.6
Gross Profit	32.2	24.1	54.1	74.7

Selling, general and administrative expenses	22.9	20.7	47.2	44.8
Loss (gain) on sale or disposal of assets, net	—	0.2	(1.5)	0.3
Interest (income) expense, net	(1.3)	(2.4)	(2.8)	(5.2)
Loss on extinguishment of debt	3.6	—	3.6	—
Other (income) expense, net	(1.6)	(0.5)	(3.9)	(1.3)
Income (Loss) Before Income Taxes	8.6	6.1	11.5	36.1
Provision (benefit) for income taxes	4.9	1.5	6.5	7.5
Net Income (Loss)	$3.7	$4.6	$5.0	$28.6

Per Share Data:
Basic earnings (loss) per share	$0.09	$0.10	$0.12	$0.65
Diluted earnings (loss) per share	$0.09	$0.10	$0.11	$0.62

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in millions)
Net income (loss)	$3.7	$4.6	$5.0	$28.6

Other comprehensive income (loss), net of benefit (provision) for income taxes of $(0.2) million and none for the three months ended June 30, 2025 and 2024, and net of benefit (provision) for income taxes of $(0.3) million and none for the six months ended June 30, 2025 and 2024

Foreign currency translation adjustments	1.2	(0.5)	1.6	(0.5)
Pension and postretirement liability adjustments	(1.4)	(1.2)	(2.7)	(2.3)
Other comprehensive income (loss), net of tax	(0.2)	(1.7)	(1.1)	(2.8)
Comprehensive Income (Loss), net of tax	$3.5	$2.9	$3.9	$25.8

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$190.8	$240.7
Accounts receivable, net of allowances (2025 - $2.4 million; 2024 - $1.7 million)	129.6	90.8
Inventories, net	223.4	219.8
Deferred charges and prepaid expenses	14.9	29.9
Other current assets	1.8	6.1
Total Current Assets	560.5	587.3

Property, plant and equipment, net	523.1	507.3
Operating lease right-of-use assets	16.0	11.7
Pension assets	7.8	5.5
Intangible assets, net	3.2	3.4
Other non-current assets	1.4	1.5
Total Assets	$1,112.0	$1,116.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$143.7	$119.2
Salaries, wages and benefits	25.0	16.8
Accrued pension and postretirement costs	14.9	66.5
Current operating lease liabilities	5.1	4.8
Current convertible notes, net	—	5.4
Government funding liabilities	73.1	53.5
Other current liabilities	14.4	15.3
Total Current Liabilities	276.2	281.5

Credit Agreement	—	—
Non-current operating lease liabilities	10.9	6.9
Accrued pension and postretirement costs	108.0	110.2
Deferred income taxes	12.6	14.3
Other non-current liabilities	14.3	13.3
Total Liabilities	422.0	426.2

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2025 - 48.2 million shares and 2024 - 48.2 million shares	—	—
Additional paid-in capital	842.7	843.9
Retained deficit	(47.4)	(52.4)
Treasury shares - 2025 - 6.3 million; 2024 - 5.9 million	(111.9)	(108.7)
Accumulated other comprehensive income (loss)	6.6	7.7
Total Shareholders’ Equity	690.0	690.5
Total Liabilities and Shareholders’ Equity	$1,112.0	$1,116.7

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2024	42,267,308	$843.9	$(52.4)	$(108.7)	$7.7	$690.5
Net income (loss)	—	—	1.3	—	—	1.3
Other comprehensive income (loss)	—	—	—	—	(0.9)	(0.9)
Stock-based compensation expense	—	3.4	—	—	—	3.4
Purchase of treasury shares, including excise tax	(395,296)	—	—	(5.6)	—	(5.6)
Issuance of treasury shares	423,150	(7.7)	—	7.7	—	—
Shares surrendered for taxes	(175,992)	—	—	(2.6)	—	(2.6)
Balance As of March 31, 2025	42,119,170	$839.6	$(51.1)	$(109.2)	$6.8	$686.1
Net income (loss)	—	—	3.7	—	—	3.7
Other comprehensive income (loss)	—	—	—	—	(0.2)	(0.2)
Stock-based compensation expense	—	3.7	—	—	—	3.7
Purchase of treasury shares, including excise tax	(255,402)	—	—	(3.3)	—	(3.3)
Issuance of treasury shares	29,078	(0.6)	—	0.6	—	—
Balance As of June 30, 2025	41,892,846	$842.7	$(47.4)	$(111.9)	$6.6	$690.0

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2023	43,136,311	$844.2	$(53.7)	$(71.3)	$12.4	$731.6
Net income (loss)	—	—	24.0	—	—	24.0
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	104,630	1.1	—	—	—	1.1
Purchase of treasury shares, including excise tax	(211,571)	—	—	(4.4)	—	(4.4)
Issuance of treasury shares	1,707,603	(13.8)	—	13.8	—	—
Shares surrendered for taxes	(739,352)	—	—	(15.4)	—	(15.4)
Balance As of March 31, 2024	43,997,621	$835.0	$(29.7)	$(77.3)	$11.3	$739.3
Net income (loss)	—	—	4.6	—	—	4.6
Other comprehensive income (loss)	—	—	—	—	(1.7)	(1.7)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	21,954	0.2	—	—	—	0.2
Purchase of treasury shares, including excise tax	(439,031)	—	—	(9.6)	—	(9.6)
Issuance of treasury shares	59,179	(1.5)	—	1.5	—	—
Shares surrendered for taxes	(3,518)	—	—	—	—	—
Balance As of June 30, 2024	43,636,205	$837.2	$(25.1)	$(85.4)	$9.6	$736.3

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$5.0	$28.6
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	27.8	26.8
Amortization of deferred financing fees	0.2	0.2
Loss on extinguishment of debt	3.6	—
Loss (gain) on sale or disposal of assets, net	(1.5)	0.3
Stock-based compensation expense	7.1	7.0
Pension and postretirement (benefit) expense, net	1.8	4.1
Changes in operating assets and liabilities:
Accounts receivable, net	(38.5)	5.9
Inventories, net	(3.2)	23.7
Accounts payable	25.9	(14.2)
Other accrued expenses	8.2	(21.5)
Deferred charges and prepaid expenses	15.0	(4.6)
Pension and postretirement contributions and payments	(59.6)	(34.6)
Other, net	4.1	20.0
Net Cash Provided (Used) by Operating Activities	(4.1)	41.7

Investing Activities
Capital expenditures	(45.3)	(31.5)
Proceeds from government funding	18.0	10.0
Proceeds from disposals of property, plant and equipment	1.7	—
Net Cash Provided (Used) by Investing Activities	(25.6)	(21.5)

Financing Activities
Purchase of treasury shares	(8.9)	(14.0)
Proceeds from exercise of stock options	—	1.3
Shares surrendered for employee taxes on stock compensation	(2.6)	(15.4)
Repayments on convertible notes	(9.1)	—
Net Cash Provided (Used) by Financing Activities	(20.6)	(28.1)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(50.3)	(7.9)
Cash, cash equivalents, and restricted cash at beginning of period	241.9	281.3
Cash, Cash Equivalents, and Restricted Cash at End of Period	$191.6	$273.4

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$190.8	$272.8
Restricted cash reported in other current assets	0.8	0.6
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$191.6	$273.4

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

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any new Accounting Standard Updates (“ASU”) in the second quarter of 2025.

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

		Annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027.	The Company is currently evaluating the impact of the adoption of this ASU on its disclosures. The standard has no impact on the results of operations and financial condition.
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The standard enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid.	Annual periods beginning after December 15, 2024.	The Company is currently evaluating the impact of the adoption of this ASU on its disclosures. The standard has no impact on the results of operations and financial condition.

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

Note 4 - Government Funding

On February 27, 2024, the Company entered into an agreement with the United States Army ("U.S. Army"). The agreement provides for $99.75 million in funding to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. For the three and six months ended June 30, 2025, the Company received $5.1 million and $18.0 million, respectively, in funding related to this agreement and recorded the funding as a current liability on the Consolidated Balance Sheets and as investing within the Consolidated Cash Flows. There was $29.2 million in capital spending related to assets associated with this agreement in the first half of 2025.

In July 2025, the Company received an additional $10.0 million in government funding related to the February 27th agreement.

For further details, refer to Metallus' “Note 2 - Significant Accounting Policies” in its annual report on Form 10K for the year ended December 31, 2024.

Note 5 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Industrial	$104.4	$103.0	$206.1	$221.9
Automotive	122.8	122.3	236.0	245.2
Aerospace & Defense	42.1	43.7	74.6	90.0
Energy	30.8	20.9	59.5	48.9
Other (1)	4.5	4.8	8.9	10.3
Total Net Sales	$304.6	294.7	$585.1	616.3

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Bar	$186.3	$180.1	$352.3	$374.0
Tube	33.4	35.0	64.8	82.8
Manufactured components	80.4	74.8	159.1	149.2
Other (2)	4.5	4.8	8.9	10.3
Total Net Sales	$304.6	$294.7	$585.1	$616.3

(2) “Other” sales by product type relates to the Company’s scrap sales.

Note 6 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pension and postretirement non-service benefit (income) loss	$(1.5)	$(1.4)	$(2.9)	$(2.8)
Loss (gain) from remeasurement of benefit plans	—	1.0	—	1.8
Sales and use tax refund	—	—	(0.8)	—
Miscellaneous (income) expense	(0.1)	(0.1)	(0.2)	(0.3)
Total other (income) expense, net	$(1.6)	$(0.5)	$(3.9)	$(1.3)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), the Supplemental Pension Plan ("Supplemental Plan") and the terminated Retirement Plan ("Salaried Plan"), each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024 and recorded a loss of $0.8 million.

In the second quarter of 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America (‘Prudential”) in connection with the annuitization of the Salaried Plan. The Company remeasured the Salaried Plan upon annuitization on May 15, 2024. A loss of $1.0 million from the remeasurement of the Salaried Plan was recognized for the three months ended June 30, 2024. The loss was primarily due to investment losses on plan assets of $1.8 million, partially offset by a decrease in the liability of $0.7 million due to an increase in the discount rate. In addition, the three months ended June 30, 2024 included a $0.1 million gain as a result of the completion of the Salaried Plan annuitization.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision (benefit) for incomes taxes	$4.9	$1.5	$6.5	$7.5
Effective tax rate	57.0%	24.6%	56.5%	20.8%

Income tax expense for the three months ended June 30, 2025 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the three and six months ended June 30, 2025 was 57.0% and 56.5%, respectively, compared to a rate of 24.6% and 20.8% for the prior year. The increase in the effective tax rate for the three and six months ended June 30, 2025 is primarily related to lower net income and the limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025.

For the six months ended June 30, 2025, Metallus made no U.S. federal tax payments, $0.3 million in state and local tax payments, and $0.2 million in foreign tax payments. For the six months ended June 30, 2024, Metallus made $21.5 million in U.S. federal tax payments, $6.1 million in state and local tax payments, and $0.2 million in foreign tax payments.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions, including provisions related to fixed asset bonus depreciation and research and development expenditures, that may affect the Company's financial results. The Company is currently evaluating the impact of these provisions which could affect the Company’s effective tax rate and deferred tax assets in 2025 and future periods.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 2.8 million shares and 2.6 million shares for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2025, 1.1 million shares and 0.8 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 1.7 million shares and 1.8 million shares assumed issued and the 1.0 million shares and 1.0 million shares assumed purchased with potential proceeds for the three and six months ended June 30, 2025, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 as these shares would be dilutive.

The reduction in the dilutive effect on convertible notes is attributable to the settlement of outstanding Convertible Notes that occurred in the second quarter of 2025. For additional details regarding the Convertible Notes please refer to "Note 10 - Financing Arrangements.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss), basic	$3.7	$4.6	$5.0	$28.6
Add convertible notes interest	—	0.2	—	0.4
Net income (loss), diluted	$3.7	$4.8	$5.0	$29.0

Denominator:
Weighted average shares outstanding, basic	42.0	43.8	42.1	43.7
Dilutive effect of stock-based awards	0.7	1.1	0.8	1.2
Dilutive effect of convertible notes	0.6	1.7	0.6	1.7
Weighted average shares outstanding, diluted	43.3	46.6	43.5	46.6

Basic earnings (loss) per share	$0.09	$0.10	$0.12	$0.65
Diluted earnings (loss) per share	$0.09	$0.10	$0.11	$0.62

Note 9 - Inventories

The components of inventories, net of reserves as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Manufacturing supplies	$59.0	$57.5
Raw materials	22.2	13.6
Work in process	115.0	114.5
Finished products	28.4	35.3
Gross inventory	224.6	220.9
Allowance for inventory reserves	(1.2)	(1.1)
Total inventories, net	$223.4	$219.8

Note 10 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 11 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table summarizes the current and non-current debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	—	5.4
Total debt	$—	$5.4
Less current portion of debt	—	5.4
Total non-current portion of debt	$—	$—

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

As of June 30, 2025, the amount available under the Amended Credit Agreement was $246.2 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

Convertible Senior Notes due 2025

The principal amount of the Convertible Senior Notes due 2025 upon issuance was $46.0 million. Transaction costs related to the Convertible Senior Notes due 2025 incurred upon issuance were $1.5 million. These costs were amortized to interest expense over the term of the notes. The Indenture for the Convertible Senior Notes due 2025 provided that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2024, and the only remaining noteholder requested to settle the notes during the first quarter of 2025. During the second quarter of 2025, in accordance with the procedures set forth in the Indenture, the Company repaid, in cash, the remaining $5.5 million principal amount of the Convertible Senior Notes. Based on the fair value, total cash paid to the noteholder was $9.1 million and a loss on extinguishment of debt of $3.6 million was recognized.

For details regarding all conversion mechanics and methods of settlement, refer to the Indenture for the Convertible Senior Notes due 2025 filed as an exhibit to a Form 8-K on December 15, 2020 and incorporated by reference in our most recent 10-K filing.

The total cash interest paid for the six months ended June 30, 2025 and 2024 was $0.5 million and $0.9 million, respectively.

Interest (Income) Expense, net

The following table provides the components of interest expense, net for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$0.4	$0.7	$0.9	$1.3
Interest income	(1.7)	(3.1)	(3.7)	(6.5)
Interest (income) expense, net	$(1.3)	$(2.4)	$(2.8)	$(5.2)

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of June 30, 2025, the carrying value of the Company's money market investment was $53.1 million, which approximates the fair value. The Company had $142.7 million in cash invested in a money market fund as of June 30, 2024. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally, as of June 30, 2025 and 2024, the Company has $127.7 and $122.7 million, respectively, of cash held in other accounts which generate interest income at a rate similar to the money market fund.

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

For the three months ended June 30, 2025, the Company repurchased approximately 0.3 million common shares in the open market at an aggregate cost of $3.3 million, which equates to an average repurchase price of $12.99 per share. For the six months ended June 30, 2025, the Company repurchased approximately 0.7 million common shares in the open market at an aggregate cost of $8.9 million, which equates to an average repurchase price of $13.75 per share. As of June 30, 2025, the Company had a balance of $93.9 million remaining on its authorized share repurchase program.

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

In July 2025, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $1.1 million, which equates to an average repurchase price of $16.36 per share. As of July 31, 2025, the Company had a balance of $92.8 million remaining under its authorized share repurchase program.

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

In the first half of 2025, the Company contributed a total of $58.5 million in pension contributions, most of which related to the Bargaining Plan, and anticipates additional contributions of $3.5 million to the Bargaining Plan throughout the remainder of 2025. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

Salaried Plan

During the fourth quarter of 2021, the Company's Board of Directors approved the termination of the Salaried Plan and the plan was terminated effective March 31, 2022, subject to regulatory approval which was received in the fourth quarter of 2023. On May 15, 2024, the Company entered into an agreement to purchase a group annuity contract from Prudential in connection with the annuitization of the Salaried Plan. The Salaried Plan annuitization settled approximately $121 million of the Company’s remaining U.S. pension obligations. Prudential began future benefit payments under the group annuity contract starting August 1, 2024 for all remaining participants in the Salaried Plan. Benefits payable to Salaried Plan participants were not reduced as a result of the annuitization. The group annuity contract was purchased using existing assets of the Salaried Plan and required no cash contribution from the Company. Following the completion of the annuity contract, there were surplus assets which were used to make a one-time 401(k) contribution to eligible employees. As a result, the Company recognized a loss of $3.6 million in the first quarter of 2025 when the remaining assets were distributed.

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended June 30, 2025 were as follows:

	Pension
	United States of America		United Kingdom
	Bargaining Plan	Supplemental Plan	Pension Scheme	Total Pension	Postretirement Plans
Service cost	$2.2	$—	$—	$2.2	$0.1
Interest cost	6.5	0.2	0.7	7.4	1.1
Expected return on plan assets	(7.5)	—	(0.6)	(8.1)	(0.7)
Amortization of prior service cost	0.3	—	—	0.3	(1.5)
Net Periodic Benefit Cost (Income)	$1.5	$0.2	$0.1	$1.8	$(1.0)

The components of net periodic benefit cost (income) for the three months ended June 30, 2024 were as follows:

	Pension
	United States of America			United Kingdom
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Total Pension	Postretirement Plans
Service cost	$2.2	$0.1	$—	$—	$2.3	$0.1
Interest cost	6.4	1.0	0.2	0.6	8.2	1.1
Expected return on plan assets	(7.0)	(1.1)	—	(0.7)	(8.8)	(0.7)
Amortization of prior service cost	0.3	—	—	—	0.3	(1.5)
Net remeasurement losses (gains)	—	1.0	—	—	1.0	—
Net Periodic Benefit Cost (Income)	$1.9	$1.0	$0.2	$(0.1)	$3.0	$(1.0)

The components of net periodic benefit cost (income) for the six months ended June 30, 2025 were as follows:

	Pension
	United States of America		United Kingdom
	Bargaining Plan	Supplemental Plan	Pension Scheme	Total Pension	Postretirement Plans
Service cost	$4.4	$—	$—	$4.4	$0.2
Interest cost	13.0	0.4	1.4	14.8	2.2
Expected return on plan assets	(15.0)	—	(1.2)	(16.2)	(1.4)
Amortization of prior service cost	0.6	—	—	0.6	(3.0)
Net Periodic Benefit Cost (Income)	$3.0	$0.4	$0.2	$3.6	$(2.0)

The components of net periodic benefit cost (income) for the six months ended June 30, 2024 were as follows:

	Pension
	United States of America			United Kingdom
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Total Pension	Postretirement Plans
Service cost	$4.4	$0.3	$—	$—	$4.7	$0.2
Interest cost	12.8	2.5	0.4	1.2	16.9	2.2
Expected return on plan assets	(14.0)	(2.7)	—	(1.4)	(18.1)	(1.4)
Amortization of prior service cost	0.6	—	—	—	0.6	(3.0)
Net remeasurement losses (gains)	—	1.8	—	—	1.8	—
Net Periodic Benefit Cost (Income)	$3.8	$1.9	$0.4	$(0.2)	$5.9	$(2.0)

The Bargaining Plan, Supplemental Plan and terminated Salaried Plan, each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. The Company's accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components.

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

In the second quarter of 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America (‘Prudential”) in connection with the annuitization of the Salaried Plan. The Company remeasured the Salaried Plan upon annuitization on May 15, 2024. A loss of $1.0 million from the remeasurement of the Salaried Plan was recognized for the three months ended June 30, 2024. The loss was primarily due to investment losses on plan assets of $1.8 million partially offset by a decrease in the liability of $0.7 million due to an increase in the discount rate. In addition, the three months ended June 30, 2024 included a $0.1 million gain as a result of the completion of the Salaried Plan annuitization.

Note 12 – Stock-Based Compensation

During the six months ended June 30, 2025 the Board of Directors granted 621,510 time-based restricted stock units and 329,580 performance-based restricted stock units, which relates to the annual grant to our employees and Board of Directors. During the six months ended June 30, 2024, the Board of Directors granted 427,966 time-based restricted stock units and 205,944 performance-based restricted stock units, which relates to the annual grant to our employees and Board of Directors.

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period. The weighted average fair value of the restricted stock units granted during the six months ended June 30, 2025 was $14.06 per share.

Performance-based restricted stock units issued in 2025 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires Metallus to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the six months ended June 30, 2025 was $17.31 per share.

Metallus recognized stock-based compensation expense of $3.7 million and $7.1 million for the three and six months ended June 30, 2025, compared to $3.5 million and $7.0 million for the three and six months ended June 30, 2024. Future stock-based compensation expense related to the unvested portion of all awards is approximately $26.0 million. The future expense is expected to be recognized over the remaining vesting periods through 2028.

Note 13 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2025 and 2024 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2024	$(7.7)	$15.4	$7.7
Other comprehensive income (loss) before reclassifications, before income tax	1.6	—	1.6
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.4)	(2.4)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	(0.3)	(0.3)
Net current period other comprehensive income (loss), net of income taxes	1.6	(2.7)	(1.1)
Balance as of June 30, 2025	$(6.1)	$12.7	$6.6

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2023	$(6.5)	$18.9	$12.4
Other comprehensive income (loss) before reclassifications, before income tax	(0.5)	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(2.3)	(2.3)
Amounts deferred to accumulated other comprehensive income (loss), before income tax		—	—
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	(0.5)	(2.3)	(2.8)
Balance as of June 30, 2024	$(7.0)	$16.6	$9.6

The amount reclassified from accumulated other comprehensive income (loss) in the six months ended June 30, 2025 and 2024 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025.

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

Q2 2025 Business Highlights

The following items represent key trends and events during the three and six months ended June 30, 2025:

•
Capital investments: The Company continues to invest organically with capital investments of $17.8 million and $45.3 million including $15.3 million and $29.2 million for projects funded by the U.S. government for the three and six months ended June 30, 2025, respectively. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability, as well as new assets to increase throughput and efficiency which are being substantially funded by the U.S. government.
•
Defense contract: The Company received $5.1 million during the second quarter of 2025 and $18.0 million in the first half of 2025 from the U.S. government as part of the previously announced $99.75 million funding agreement to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. The Company expects the remaining funding to be provided as mutually agreed upon milestones are achieved throughout the project. The Company is targeting late 2025 for the new bloom reheat furnace to be operational and the first half of 2026 for the new roller furnace to be operational. To date, the Company has received $71.5 million of government funding, with total spend of $37.3 million, and expects additional funding to be provided under the previously announced agreements throughout 2025 and into early 2026 as mutually agreed upon milestones are achieved.
•
Liquidity: Our balance sheet has remained strong, with total liquidity of $437.0 million, including cash and cash equivalents of $190.8 million as of June 30, 2025. Operating cash flow of $34.8 million in the second quarter 2025 was primarily driven by lower inventory and the receipt of an income tax refund, partially offset by required pension contributions.
•
Share repurchase program: The Company repurchased 0.3 million and 0.4 million common shares in the open market at an aggregate cost of $3.3 million and $8.9 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company has $93.9 million remaining under its authorized share repurchase program.
•
Convertible notes: The Company settled the remaining $5.5 million aggregate principal amount of its convertible notes outstanding at a cost of $9.1 million. As of June 30, 2025, the company has no outstanding borrowings.
•
Recent trade developments: The Company is closely monitoring recent trade developments, including increased, additional, and expanded tariffs on goods imported from various countries imposed by the U.S. government, as well as reciprocal tariffs on U.S. exports imposed by various countries. As a domestic steel producer, the recent actions taken to enact a minimum 50% tariff on steel imports and close loopholes in the tariff exclusion process are expected to have a positive impact on the demand for Metallus products and our financial results. The ultimate impact to the Company remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures, and the overall magnitude and duration of these measures.

(1) Please see discussion of non-GAAP financial measures in Form 10-Q – Net Sales Adjusted to Exclude Surcharges

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended June 30, 2025 and 2024.

Net Sales
$400
$300
$200
$100
$0
$ in Millions
$304.6
$294.7
2025
2024

Shipments (tons)
Tons in thousands
180
160
140
120
100
80
60
40
20
0
167.7
150.1
2025
2024

Net sales for the three months ended June 30, 2025 were $304.6 million, an increase of $9.9 million, or 3.4% compared with the three months ended June 30, 2024. The increase in net sales was driven by higher shipments and favorable surcharges, partially offset by unfavorable price/mix. Higher volume of 17.6 thousand ship tons resulted in a net sales increase of $26.4 million. Higher market prices for scrap drove the favorable surcharges of $7.6 million. Unfavorable price/mix of $24.1 million was primarily due to lower base prices across industrial, automotive, and energy end-market sectors. Excluding surcharges, net sales increased $2.3 million or 1.0%.

The charts below present net sales and shipments for the six months ended June 30, 2025 and 2024.

Net Sales
$ in Millions
$800
$700
$600
$500
$400
$300
$200
$100
$0
$585.1
$616.3
2025
2024

Shipments (tons)
Tons in thousands
500
400
300
200
100
0
320.6
305.3
2025
2024

Net sales for the six months ended June 30, 2025 were $585.1 million, a decrease of $31.2 million, or 5.1% compared with the six months ended June 30, 2024. The decrease in net sales was driven by unfavorable price/mix and surcharges, partially offset by higher shipments. Unfavorable price/mix of $50.2 million was primarily due to lower base prices across industrial, automotive and energy end-market sectors. Lower surcharge per ton resulted in a net sales decrease of $3.8 million. Higher volume of 15.3 thousand ship tons, resulted in a net sales increase of $22.8 million. Excluding surcharges, net sales decreased $27.4 million or 5.6%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Gross profit for the three months ended June 30, 2025 increased $8.1 million, or 33.6% compared with the three months ended June 30, 2024. The increase was driven by higher volume, better manufacturing performance, favorable raw material spread, partially offset by unfavorable price/mix. All end-market sectors except aerospace & defense were favorably impacted by higher volume. Aerospace & defense volume was slightly lower primarily due to defense timing. Improved manufacturing performance was primarily due to increased fixed cost leverage on higher production levels. Raw material spread was favorable due to higher scrap prices, partially offset by lower alloy prices. Unfavorable price/mix was due to lower base prices across industrial, automotive, and energy end-markets.

The chart below presents the drivers of the gross profit variance from the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Gross profit for the six months ended June 30, 2025 decreased $20.6 million, or 27.6% compared with the six months ended June 30, 2024. The decrease was driven by unfavorable price/mix, partially offset by better manufacturing performance, higher volume and favorable raw material spread. Unfavorable price/mix was due to lower base prices across industrial, automotive, and energy end-markets. Increased fixed cost leverage on higher production and lower plant spend resulted in favorable manufacturing performance. The industrial and energy end-market sectors were favorably impacted by higher volume.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and six months ended June 30, 2025 and 2024.

SG&A expense for the three months ended June 30, 2025 increased by $2.2 million, or 10.6% compared with the three months ended June 30, 2024. The increase was primarily due to higher variable pay compensation and salary and benefits.

SG&A expense for the six months ended June 30, 2025 increased by $2.4 million, or 5.4% compared with the six months ended June 30, 2024. The increase was primarily due to higher variable pay compensation and salary and benefits, partially offset by lower professional services.

Interest (Income) Expense, net

Net interest income for the three and six months ended June 30, 2025 was $1.3 million and $2.8 million, respectively, compared with net interest income of $2.4 million and $5.2 million for the three and six months ended June 30, 2024, respectively. The change was due to interest earned on lower cash invested in a money market fund and in other accounts which generate interest income at a rate similar to the money market fund during 2025. Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended June 30,
	2025	2024	$ Change
Pension and postretirement non-service benefit (income) loss	$(1.5)	$(1.4)	$(0.1)
Loss (gain) from remeasurement benefit plans	—	1.0	(1.0)
Miscellaneous (income) expense	(0.1)	(0.1)	—
Total other (income) expense, net	$(1.6)	$(0.5)	$(1.1)

	Six Months Ended June 30,
	2025	2024	$ Change
Pension and postretirement non-service benefit (income) loss	$(2.9)	$(2.8)	$(0.1)
Loss (gain) from remeasurement of benefit plans	—	1.8	(1.8)
Sales and use tax refund	(0.8)	—	(0.8)
Miscellaneous (income) expense	(0.2)	(0.3)	0.1
Total other (income) expense, net	$(3.9)	$(1.3)	$(2.6)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

The Company's Bargaining Unit Pension Plan ("Bargaining Plan"), the Supplemental Pension Plan ("Supplemental Plan") and the terminated Retirement Plan ("Salaried Plan"), each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. In the first quarter of 2024, the cumulative cost of all lump sum payments was expected to exceed the sum of the service cost and interest cost components of net periodic pension cost for the Salaried Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Salaried Plan during the first quarter of 2024 and recorded a loss of $0.8 million.

In the second quarter of 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America (‘Prudential”) in connection with the annuitization of the Salaried Plan. The Company remeasured the Salaried Plan upon annuitization on May 15, 2024. A loss of $1.0 million from the remeasurement of the Salaried Plan was recognized for the three months ended June 30, 2024. The loss was primarily due to investment losses on plan assets of $1.8 million, partially offset by a decrease in the liability of $0.7 million due to an increase in the discount rate. In addition, the three months ended June 30, 2024 included a $0.1 million gain as a result of the completion of the Salaried Plan annuitization.

For more details on the aforementioned remeasurements, refer to “Note 11 - Retirement and Postretirement Plans."

Provision for Income Taxes

	Three Months Ended June 30,
	2025	2024	$ Change
Provision (benefit) for income taxes	$4.9	$1.5	$3.4
Effective tax rate	57.0%	24.6%	32.4%

	Six Months Ended June 30,
	2025	2024	$ Change
Provision (benefit) for income taxes	$6.5	$7.5	$(1.0)
Effective tax rate	56.5%	20.8%	35.7%

The provision for income taxes for the three and six months ended June 30, 2025 was $4.9 million and $6.5 million compared to a provision for income taxes of $1.5 million and $7.5 million in 2024. The change in the effective tax rate is primarily related to lower net income for the three and six months ended June 30, 2025. In addition to lower net income, the increase for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is also impacted by limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes as the company settled its remaining convertible notes during the second quarter of 2025.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions, including provisions related to bonus depreciation, research and development and foreign derived intangible income, that may affect the Company's financial results. The Company is currently evaluating the impact of these provisions which could affect the Company’s effective tax rate and deferred tax assets in 2025 and future periods.

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

(dollars in millions, ship tons in thousands)
	Three Months Ended June 30, 2025
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	66.5	69.6	15.4	16.2	—	167.7

Net Sales	$104.4	$122.8	$42.1	$30.8	$4.5	$304.6
Less: Surcharges	28.6	24.8	5.7	7.8	—	66.9
Base Sales	$75.8	$98.0	$36.4	$23.0	$4.5	$237.7

Net Sales / Ton	$1,570	$1,764	$2,734	$1,901	$—	$1,816
Surcharges / Ton	$430	$356	$370	$481	$—	$399
Base Sales / Ton	$1,140	$1,408	$2,364	$1,420	$—	$1,417

	Three Months Ended June 30, 2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	56.4	67.8	16.4	9.5	—	150.1

Net Sales	$103.0	$122.3	$43.7	$20.9	$4.8	294.7
Less: Surcharges	24.6	24.7	5.3	4.7	—	59.3
Base Sales	$78.4	$97.6	$38.4	$16.2	$4.8	235.4

Net Sales / Ton	$1,826	$1,804	$2,665	$2,200	$—	$1,963
Surcharges / Ton	$436	$364	$323	$495	$—	$395
Base Sales / Ton	$1,390	$1,440	$2,342	$1,705	$—	$1,568

(dollars in millions, ship tons in thousands)
	Six Months Ended June 30, 2025
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	132.8	133.6	24.0	30.1	—	320.5

Net Sales	$206.1	$236.0	$74.6	$59.5	$8.9	$585.1
Less: Surcharges	55.1	46.5	9.1	14.5	—	125.2
Base Sales	$151.0	$189.5	$65.5	$45.0	$8.9	$459.9

Net Sales / Ton	$1,552	$1,766	$3,108	$1,977	$—	$1,826
Surcharges / Ton	$415	$348	$379	$482	$—	$391
Base Sales / Ton	$1,137	$1,418	$2,729	$1,495	$—	$1,435

	Six Months Ended June 30, 2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	117.2	134.3	32.9	20.9	—	305.3

Net Sales	$221.9	$245.2	$90.0	$48.9	$10.3	$616.3
Less: Surcharges	54.7	51.2	11.8	11.3	—	129.0
Base Sales	$167.2	$194.0	$78.2	$37.6	$10.3	$487.3

Net Sales / Ton	$1,893	$1,826	$2,736	$2,340	$—	$2,019
Surcharges / Ton	$467	$381	$359	$541	$—	$423
Base Sales / Ton	$1,426	$1,445	$2,377	$1,799	$—	$1,596

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

Refer to “Note 10 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Convertible Notes

The principal amount of the Convertible Senior Notes due 2025 upon issuance was $46.0 million. Transaction costs related to the Convertible Senior Notes due 2025 incurred upon issuance were $1.5 million. These costs were amortized to interest expense over the term of the notes. The Indenture for the Convertible Senior Notes due 2025 provided that notes will become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2024, and the only remaining noteholder requested to settle the notes during the first quarter of 2025. During the second quarter of 2025, in accordance with the procedures set forth in the Indenture, the Company repaid, in cash, the remaining $5.5 million principal amount of the Convertible Senior Notes. Based on the fair value, the total cash paid to the noteholder was $9.1 million and a loss on extinguishment of debt of $3.6 million was recognized.

For additional details regarding the Convertible Notes please refer to “Note 11 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$190.8	$240.7

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(148.5)	(176.8)
Availability	251.5	223.2
Amount borrowed	—	—
Letter of credit obligations	(5.3)	(5.3)
Availability not borrowed	$246.2	$217.9

Total liquidity	$437.0	$458.6

(1) As of June 30, 2025, and December 31, 2024, Metallus had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Credit Agreement. As of June 30, 2025, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2025 operating and long-range plan, we believe that our cash balance as of June 30, 2025, projected cash generated from operations, borrowings available under the Credit Agreement and committed government funding to support capital investments, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months. We expect capital expenditures to be approximately $125 million in 2025, inclusive of approximately $90 million of capital expenditures funded by the U.S. government.

In the first half of 2025, the Company contributed a total of $58.5 million in pension contributions, most of which related to the Bargaining Plan, and anticipates additional contributions of approximately $3.5 million to the Bargaining Plan throughout the remainder of 2025.

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

For the six months ended June 30, 2025, the Company repurchased approximately 0.7 million common shares at an aggregate cost of $8.9 million in the open market, which equates to an average repurchase price of $13.75 per share. As of June 30, 2025, the Company had a balance of $93.9 million remaining under its share repurchase program. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. These authorizations reflect the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow.

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2025 and 2024. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Six Months Ended June 30,
	2025	2024
Net cash provided (used) by operating activities	$(4.1)	$41.7
Net cash provided (used) by investing activities	(25.6)	(21.5)
Net cash provided (used) by financing activities	(20.6)	(28.1)
Increase (Decrease) in Cash and Cash Equivalents	$(50.3)	$(7.9)

Operating activities

Net cash used by operating activities for the six months ended June 30, 2025 was $4.1 million compared to net cash provided of $41.7 million for the six months ended June 30, 2024. The change was primarily driven by higher working capital use of cash in the first half of 2025, lower profitability in the first half of 2025, an increase in first half 2025 required pension contributions, and insurance recoveries received in 2024, partially offset by the receipt of an income tax refund in 2025.

Investing activities

Net cash used by investing activities for the six months ended June 30, 2025 was $25.6 million compared to net cash used of $21.5 million for the six months ended June 30, 2024. The change was due to higher capital expenditures in the first half of 2025 compared to the first half of 2024, partially offset by proceeds from government funding.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2025 was $20.6 million compared to net cash used of $28.1 million for the six months ended June 30, 2024. The change was primarily due to lower shares surrendered for taxes during the first half of 2025 compared to the same period in 2024, lower repurchases of common shares in 2025 compared to the same period in 2024, partially offset by the repurchase of Convertible Notes during the second quarter of 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended June 30, 2025.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$97.2
April, 2025	96,130	$12.47	96,130	$96.0
May, 2025	87,985	$12.55	87,985	$94.9
June, 2025	71,287	$14.24	71,287	$93.9
Quarter-to-date	255,402	$12.99	255,402	$93.9

Subsequent to June 2025, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $ 1.1 million, which equates to an average repurchase price of $16.36 per share. As of July 31, 2025, the Company had a balance of $92.8 million remaining under its authorized share repurchase program.

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

Item 5. Other Information

During the quarter ended June 30, 2025, an officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted a written plan for the sale of the Company’s common shares intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangements”) as follows:

On May 12, 2025, Kristopher R. Westbrooks, President and Chief Operating Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 12,000 common shares, as well as up to 12,104 common shares acquired upon exercise of stock options, which trading arrangement is scheduled to start no earlier than September 10, 2025 and terminate no later than March 10, 2026.

On May 23, 2025, Kevin Raketich, Executive Vice President and Chief Commercial Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 20,000 common shares, as well as up to 16,000 common shares acquired upon exercise of stock options, which trading arrangement is scheduled to start no earlier than August 22, 2025 and terminate no later than March 31, 2026.

On May 23, 2025, Kristine C. Syrvalin, Executive Vice President, General Counsel and Chief Human Resources Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 12,500 common shares, as well as up to 4,452 common shares acquired upon exercise of stock options, which trading arrangement is scheduled to start no earlier than September 4, 2025 and terminate no later than March 6, 2026.

On May 23, 2025, Michael S. Williams, Chief Executive Officer, adopted a 10b5-1 trading arrangement that provides for the potential sale of up to 100,000 common shares, acquired upon exercise of stock options, which trading arrangement is scheduled to start no earlier than September 22, 2025 and terminate no later than March 31, 2026.

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

METALLUS INC.

Date:	August 7, 2025	/s/John M. Zaranec
John M. Zaranec Executive Vice President and Chief Financial Officer (Principal Financial Officer)