Form 10-Q
period 2025-09-30
Metallus Inc.
filed 2025-11-06
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Shares, without par value	41,648,794

Metallus Inc.

Part I. Financial Information

Item 1. Financial Statements

Metallus Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions, except per share data)
Net sales	$305.9	$227.2	$891.0	$843.5
Cost of products sold	270.9	215.1	801.9	756.7
Gross Profit	35.0	12.1	89.1	86.8

Selling, general and administrative expenses	24.5	22.5	71.7	67.3
Restructuring charges	2.7	—	2.7	—
Loss (gain) on sale or disposal of assets, net	0.2	0.1	(1.3)	0.4
Interest (income) expense, net	(1.4)	(2.4)	(4.2)	(7.6)
Loss on extinguishment of debt	—	—	3.6	—
Other (income) expense, net	(1.9)	(1.0)	(5.8)	(2.3)
Income (Loss) Before Income Taxes	10.9	(7.1)	22.4	29.0
Provision (benefit) for income taxes	2.8	(1.2)	9.3	6.3
Net Income (Loss)	$8.1	$(5.9)	$13.1	$22.7

Per Share Data:
Basic earnings (loss) per share	$0.19	$(0.13)	$0.31	$0.52
Diluted earnings (loss) per share	$0.19	$(0.13)	$0.30	$0.49

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Net income (loss)	$8.1	$(5.9)	$13.1	$22.7

Other comprehensive income (loss), net of benefit (provision) for income taxes of none and $(0.1) million for the three months ended September 30, 2025 and 2024, and net of benefit (provision) for incomes taxes of $(0.3) million and $(0.1) million for the nine months ended September 30, 2025 and 2024

Foreign currency translation adjustments	(0.1)	0.2	1.5	(0.3)
Pension and postretirement liability adjustments	(1.1)	(1.4)	(3.8)	(3.7)
Other comprehensive income (loss), net of tax	(1.2)	(1.2)	(2.3)	(4.0)
Comprehensive Income (Loss), net of tax	$6.9	$(7.1)	$10.8	$18.7

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$191.5	$240.7
Accounts receivable, net of allowances (2025 - $2.2 million; 2024 - $1.5 million)	129.3	90.8
Inventories, net	237.5	219.8
Deferred charges and prepaid expenses	19.9	29.9
Other current assets	1.4	6.1
Total Current Assets	579.6	587.3

Property, plant and equipment, net	543.1	507.3
Operating lease right-of-use assets	15.7	11.7
Pension assets	7.6	5.5
Intangible assets, net	3.1	3.4
Other non-current assets	1.3	1.5
Total Assets	$1,150.4	$1,116.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$155.2	$119.2
Salaries, wages and benefits	27.6	16.8
Accrued pension and postretirement costs	14.9	66.5
Current operating lease liabilities	5.1	4.8
Current convertible notes, net	—	5.4
Government funding liabilities	83.1	53.5
Other current liabilities	19.5	15.3
Total Current Liabilities	305.4	281.5

Credit Agreement	—	—
Non-current operating lease liabilities	10.6	6.9
Accrued pension and postretirement costs	109.4	110.2
Deferred income taxes	15.1	14.3
Other non-current liabilities	12.2	13.3
Total Liabilities	452.7	426.2

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2025 - 48.2 million shares and 2024 - 48.2 million shares	—	—
Additional paid-in capital	846.5	843.9
Retained deficit	(39.3)	(52.4)
Treasury shares - 2025 - 6.4 million; 2024 - 5.7 million	(114.9)	(108.7)
Accumulated other comprehensive income (loss)	5.4	7.7
Total Shareholders’ Equity	697.7	690.5
Total Liabilities and Shareholders’ Equity	$1,150.4	$1,116.7

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2024	42,267,308	$843.9	$(52.4)	$(108.7)	$7.7	$690.5
Net income (loss)	—	—	1.3	—	—	1.3
Other comprehensive income (loss)	—	—	—	—	(0.9)	(0.9)
Stock-based compensation expense	—	3.4	—	—	—	3.4
Purchase of treasury shares, including excise tax	(395,296)	—	—	(5.6)	—	(5.6)
Issuance of treasury shares	423,150	(7.7)	—	7.7	—	—
Shares surrendered for taxes	(175,992)	—	—	(2.6)	—	(2.6)
Balance As of March 31, 2025	42,119,170	$839.6	$(51.1)	$(109.2)	$6.8	$686.1
Net income (loss)	—	—	3.7	—	—	3.7
Other comprehensive income (loss)	—	—	—	—	(0.2)	(0.2)
Stock-based compensation expense	—	3.7	—	—	—	3.7
Purchase of treasury shares, including excise tax	(255,402)	—	—	(3.3)	—	(3.3)
Issuance of treasury shares	29,078	(0.6)	—	0.6	—	—
Balance As of June 30, 2025	41,892,846	$842.7	$(47.4)	$(111.9)	$6.6	$690.0
Net income (loss)	—	—	8.1	—	—	8.1
Other comprehensive income (loss)	—	—	—	—	(1.2)	(1.2)
Stock-based compensation expense	—	3.8	—	—	—	3.8
Purchase of treasury shares, including excise tax	(177,734)	—	—	(3.0)	—	(3.0)
Issuance of treasury shares	536	—	—	—	—	—
Shares surrendered for taxes	(308)	—	—	—	—	—
Balance As of September 30, 2025	41,715,340	$846.5	$(39.3)	$(114.9)	$5.4	$697.7

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2023	43,136,311	$844.2	$(53.7)	$(71.3)	$12.4	$731.6
Net income (loss)	—	—	24.0	—	—	24.0
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	104,360	1.1	—	—	—	1.1
Purchase of treasury shares, including excise tax	(211,571)	—	—	(4.4)	—	(4.4)
Issuance of treasury shares	1,707,603	(13.8)	—	13.8	—	—
Shares surrendered for taxes	(739,352)	—	—	(15.4)	—	(15.4)
Balance As of March 31, 2024	43,997,621	$835.0	$(29.7)	$(77.3)	$11.3	$739.3
Net income (loss)	—	—	4.6	—	—	4.6
Other comprehensive income (loss)	—	—	—	—	(1.7)	(1.7)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	21,954	0.2	—	—	—	0.2
Purchase of treasury shares, including excise tax	(439,031)	—	—	(9.6)	—	(9.6)
Issuance of treasury shares	59,179	(1.5)	—	1.5	—	—
Shares surrendered for taxes	(3,518)	—	—	—	—	—
Balance As of June 30, 2024	43,636,205	$837.2	$(25.1)	$(85.4)	$9.6	$736.3
Net income (loss)	—	—	(5.9)	—	—	(5.9)
Other comprehensive income (loss)	—	—	—	—	(1.2)	(1.2)
Stock-based compensation expense	—	3.5	—	—	—	3.5
Stock option activity	7,968	0.1	—	—	—	0.1
Purchase of treasury shares, including excise tax	(1,159,488)	—	—	(20.1)	—	(20.1)
Issuance of treasury shares	13,348	(0.4)	—	0.4	—	—
Shares surrendered for taxes	(3,933)	—	—	—	—	—
Balance As of September 30, 2024	42,494,100	$840.4	$(31.0)	$(105.1)	$8.4	$712.7

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$13.1	$22.7
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	42.1	40.4
Amortization of deferred financing fees	0.3	0.4
Loss on extinguishment of debt	3.6	—
Loss (gain) on sale or disposal of assets, net	(1.3)	0.4
Deferred income taxes	0.8	—
Stock-based compensation expense	10.9	10.5
Pension and postretirement (benefit) expense, net	2.6	5.1
Changes in operating assets and liabilities:
Accounts receivable, net	(38.1)	7.5
Inventories, net	(17.3)	9.2
Accounts payable	31.2	(16.4)
Other accrued expenses	15.5	(19.9)
Deferred charges and prepaid expenses	10.0	(7.5)
Pension and postretirement contributions and payments	(60.1)	(38.0)
Other, net	4.6	12.0
Net Cash Provided (Used) by Operating Activities	17.9	26.4

Investing Activities
Capital expenditures	(73.7)	(49.1)
Proceeds from government funding	28.0	45.5
Proceeds from disposals of property, plant and equipment	1.7	—
Net Cash Provided (Used) by Investing Activities	(44.0)	(3.6)

Financing Activities
Purchase of treasury shares	(11.9)	(34.1)
Proceeds from exercise of stock options	—	1.4
Shares surrendered for employee taxes on stock compensation	(2.6)	(15.5)
Repayments on convertible notes	(9.1)	—
Net Cash Provided (Used) by Financing Activities	(23.6)	(48.2)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(49.7)	(25.4)
Cash, cash equivalents, and restricted cash at beginning of period	241.9	281.3
Cash, Cash Equivalents, and Restricted Cash at End of Period	$192.2	$255.9

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$191.5	$254.6
Restricted cash reported in other current assets	0.7	1.3
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$192.2	$255.9

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

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any new Accounting Standard Updates (“ASU”) in the third quarter of 2025.

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

Note 3 - Segment Reporting

We conduct our business activities and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker ("CODM") evaluates performance and makes resource and operating decisions for the business as described above. Our CODM is our Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses Net Income (Loss), as reported on our Consolidated Statements of Operations, in evaluating performance of the Company and determining how to allocate resources of the Company as a whole. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in our consolidated financial statements.

Note 4 - Government Funding

On February 27, 2024, the Company entered into an agreement with the United States Army ("U.S. Army"). The agreement provides for $99.75 million in funding to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. For the three and nine months ended September 30, 2025, the Company received $10.0 million and $28.0 million, respectively, in funding related to this agreement and recorded the funding as a current liability on the Consolidated Balance Sheets and as investing within the Consolidated Cash Flows. For the three and nine months ended September 30, 2025 there was $22.0 million and $51.2 million, respectively, in capital spending related to assets associated with this agreement.

In October 2025, the Company received an additional $4.1 million in government funding related to this agreement.

For further details, refer to Metallus' “Note 2 - Significant Accounting Policies” in its annual report on Form 10K for the year ended December 31, 2024.

Note 5 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Industrial	$106.7	$91.4	$312.8	$313.3
Automotive	125.9	104.9	361.9	350.1
Aerospace & Defense	47.2	12.3	121.8	102.3
Energy	21.6	14.5	81.1	63.4
Other (1)	4.5	4.1	13.4	14.4
Total Net Sales	$305.9	$227.2	$891.0	$843.5

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Bar	$185.8	$126.3	$538.1	$500.3
Tube	30.3	27.6	95.1	110.4
Manufactured components	85.3	69.2	244.4	218.4
Other (2)	4.5	4.1	13.4	14.4
Total Net Sales	$305.9	$227.2	$891.0	$843.5

(2) “Other” sales by product type relates to the Company’s scrap sales.

Note 6 - Restructuring Charges

During the third quarter of 2025, the Company offered an exit incentive program to certain retirement-eligible employees at the Company's corporate headquarters and manufacturing facilities to support succession planning and continue execution of the Company's sustainable profitable growth strategy. As a result, the Company recorded a $2.7 million restructuring reserve associated with the program. These charges primarily consist of severance and employee-related benefits.

Metallus recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at September 30, 2025 is expected to be used in the next twelve months.

Note 7 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pension and postretirement non-service benefit (income) loss	$(1.5)	$(1.3)	$(4.4)	$(4.1)
Loss (gain) from remeasurement of benefit plans	—	—	—	1.8
Sales and use tax refund	(0.3)	—	(1.1)	—
Foreign currency exchange (gain) loss	—	0.3	—	—
Miscellaneous (income) expense	(0.1)	—	(0.3)	—
Total other (income) expense, net	$(1.9)	$(1.0)	$(5.8)	$(2.3)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

For more details on the aforementioned remeasurements, refer to “Note 12 - Retirement and Postretirement Plans.”

Note 8 - Income Tax Provision

Metallus’ provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision (benefit) for incomes taxes	$2.8	$(1.2)	$9.3	$6.3
Effective tax rate	25.7%	16.9%	41.5%	21.7%

Income tax expense for the three months ended September 30, 2025 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the months ended September 30, 2025 was 25.7% compared to 16.9% in the three months ended September 30, 2024. The increase in the effective tax rate for the three months ended September 30, 2025 is primarily related to being in a taxable income position in the third quarter of 2025.

The effective tax rate for the nine months ended September 30, 2025 was 41.5% compared to 21.7% in 2024. The increase in the effective tax rate for the nine months ended September 30, 2025 was primarily due to the limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025, partially offset by lower net income.

For the nine months ended September 30, 2025, Metallus made $0.2 million in state and local tax payments, and $0.1 million in foreign tax payments, and no U.S. federal tax payments. For the nine months ended September 30, 2024, Metallus made $21.5 million in U.S. federal payments, $6.1 million in state and local tax payments, and $0.2 million in foreign tax payments.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions, including provisions related to fixed asset bonus depreciation and research and development expenditures, that may affect the Company's financial results. The Company does not expect these provisions to have a material impact on the annual effective tax rate in 2025.The Company is currently evaluating the impact of provisions taking effect in future years, which could affect the Company’s effective tax rate, deferred tax assets, and cash taxes in future periods.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 2.9 million shares and 2.7 million shares for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2025, 0.1 million shares and 0.7 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.8 million shares and 2.0 million shares assumed issued and the 1.6 million shares and 1.1 million shares assumed purchased with potential proceeds for the three and nine months ended September 30, 2025, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were included in the computation of diluted earnings (loss) per share for the nine months ended September 30, 2025 as these shares would be dilutive.

The reduction in the dilutive effect on convertible notes during the third quarter of 2025 is attributable to the settlement of outstanding Convertible Notes that occurred in the second quarter of 2025. For additional details regarding the Convertible Notes please refer to "Note 11 - Financing Arrangements."

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss), basic	$8.1	$(5.9)	$13.1	$22.7
Add convertible notes interest	—	—	—	0.6
Net income (loss), diluted	$8.1	$(5.9)	$13.1	$23.3

Denominator:
Weighted average shares outstanding, basic	41.8	43.1	42.0	43.4
Dilutive effect of stock-based awards	1.2	—	0.9	1.1
Dilutive effect of convertible notes	—	—	0.4	1.7
Weighted average shares outstanding, diluted	43.0	43.1	43.3	46.2

Basic earnings (loss) per share	$0.19	$(0.13)	$0.31	$0.52
Diluted earnings (loss) per share	$0.19	$(0.13)	$0.30	$0.49

Note 10 - Inventories

The components of inventories, net of reserves as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Manufacturing supplies	$61.1	$57.5
Raw materials	25.3	13.6
Work in process	122.5	114.5
Finished products	29.9	35.3
Gross inventory	238.8	220.9
Allowance for inventory reserves	(1.3)	(1.1)
Total inventories, net	$237.5	$219.8

Note 11 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 11 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table summarizes the current and non-current debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Credit Agreement	$—	$—
Convertible Senior Notes due 2025	—	5.4
Total debt	$—	$5.4
Less current portion of debt	—	5.4
Total non-current portion of debt	$—	$—

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

As of September 30, 2025, the amount available under the Amended Credit Agreement was $245.4 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

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

Interest (Income) Expense, net

The following table provides the components of interest (income) expense, net for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$0.3	$0.7	$1.2	$2.0
Interest income	(1.7)	(3.1)	(5.4)	(9.6)
Interest (income) expense, net	$(1.4)	$(2.4)	$(4.2)	$(7.6)

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of September 30, 2025, the carrying value of the Company's money market investment was $51.6 million, which approximates the fair value. The Company had $125.9 million in cash invested in a money market fund as of September 30, 2024. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally, as of September 30, 2025 and 2024, the Company has $96.3 and $124.1 million, respectively, of cash held in other accounts which generate interest income at a rate similar to the money market fund.

The total cash interest paid for the nine months ended September 30, 2025 and 2024 was $0.9 million and $1.3 million, respectively.

Treasury Shares

On December 20, 2021, Metallus announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of its outstanding common shares. On November 2, 2022, the Board of Directors authorized an additional $75.0 million towards its share repurchase program and on May 6, 2024 the Board of Directors authorized an additional $100.0 million. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. These authorizations reflect the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow.

For the three months ended September 30, 2025, the Company repurchased approximately 0.2 million common shares in the open market at an aggregate cost of $3.0 million, which equates to an average repurchase price of $16.38 per share. For the nine months ended September 30, 2025, the Company repurchased approximately 0.9 million common shares in the open market at an aggregate cost of $11.9 million, which equates to an average repurchase price of $14.31 per share. As of September 30, 2025, the Company had a balance of $90.9 million remaining on its authorized share repurchase program.

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

In October 2025, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $1.1 million, which equates to an average repurchase price of $17.06 per share. As of October 31, 2025, the Company had a balance of $89.8 million remaining under its authorized share repurchase program.

Note 12 - Retirement and Postretirement Plans

Plan Amendments and Updates

Bargaining Plan

On October 29, 2021, the United Steelworkers ("USW") Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract, which resulted in several changes to the Bargaining Plan including but not limited to closing the plan to new entrants effective January 1, 2022. For a detailed discussion of the Company's Bargaining Plan changes, refer to “Note 12 - Retirement and Postretirement Plans” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the three months ended September 30, 2025, the Company contributed no pension contributions. In October 2025, the Company contributed an additional $3.5 million to the Bargaining Plan, resulting in total 2025 pension contributions of $62.0 million. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

Salaried Plan

During the fourth quarter of 2021, the Company's Board of Directors approved the termination of the Salaried Plan and the plan was terminated effective March 31, 2022, subject to regulatory approval which was received in the fourth quarter of 2023. On May 15, 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America ("Prudential") in connection with the annuitization of the Salaried Plan. The Salaried Plan annuitization settled approximately $121 million of the Company’s remaining U.S. pension obligations. Prudential began future benefit payments under the group annuity contract starting August 1, 2024 for all remaining participants in the Salaried Plan. Benefits payable to Salaried Plan participants were not reduced as a result of the annuitization. The group annuity contract was purchased using existing assets of the Salaried Plan and required no cash contribution from the Company. Following the completion of the annuity contract, there were surplus assets which were used to make a one-time 401(k) contribution to eligible employees. As a result, the Company recognized a loss of $3.6 million in the first quarter of 2025 when the remaining assets were distributed.

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended September 30, 2025 were as follows:

	Pension
	United States of America		United Kingdom
	Bargaining Plan	Supplemental Plan	Pension Scheme	Total Pension	Postretirement Plans
Service cost	$2.2	$—	$—	$2.2	$0.1
Interest cost	6.5	0.2	0.7	7.4	1.1
Expected return on plan assets	(7.5)	—	(0.6)	(8.1)	(0.7)
Amortization of prior service cost	0.3	—	—	0.3	(1.5)
Net Periodic Benefit Cost (Income)	$1.5	$0.2	$0.1	$1.8	$(1.0)

The components of net periodic benefit cost (income) for the three months ended September 30, 2024 were as follows:

	Pension
	United States of America		United Kingdom
	Bargaining Plan	Supplemental Plan	Pension Scheme	Total Pension	Postretirement Plans
Service cost	$2.2	$—	$—	$2.2	$0.1
Interest cost	6.4	0.2	0.6	7.2	1.1
Expected return on plan assets	(7.0)	—	(0.7)	(7.7)	(0.7)
Amortization of prior service cost	0.3	—	—	0.3	(1.5)
Net Periodic Benefit Cost (Income)	$1.9	$0.2	$(0.1)	$2.0	$(1.0)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2025 were as follows:

	Pension
	United States of America		United Kingdom
	Bargaining Plan	Supplemental Plan	Pension Scheme	Total Pension	Postretirement Plans
Service cost	$6.6	$—	$—	$6.6	$0.3
Interest cost	19.5	0.6	2.1	22.2	3.3
Expected return on plan assets	(22.5)	—	(1.8)	(24.3)	(2.1)
Amortization of prior service cost	0.9	—	—	0.9	(4.5)
Net Periodic Benefit Cost (Income)	$4.5	$0.6	$0.3	$5.4	$(3.0)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2024 were as follows:

	Pension
	United States of America			United Kingdom
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Scheme	Total Pension	Postretirement Plans
Service cost	$6.6	$0.3	$—	$—	$6.9	$0.3
Interest cost	19.2	2.5	0.6	1.8	24.1	3.3
Expected return on plan assets	(21.0)	(2.7)	—	(2.1)	(25.8)	(2.1)
Amortization of prior service cost	0.9	—	—	—	0.9	(4.5)
Net remeasurement losses (gains)	—	1.8	—	—	1.8	—
Net Periodic Benefit Cost (Income)	$5.7	$1.9	$0.6	$(0.3)	$7.9	$(3.0)

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

Note 13 – Stock-Based Compensation

During the nine months ended September 30, 2025 the Board of Directors granted 623,750 time-based restricted stock units and 329,580 performance-based restricted stock units, which primarily relates to the annual grant to our employees and grants to the Board of Directors. During the nine months ended September 30, 2024 the Board of Directors granted 427,996 time-based restricted stock units and 205,944 performance-based restricted stock units, which relates to the annual grant to our employees and Board of Directors.

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period. The weighted average fair value of the restricted stock units granted during the nine months ended September 30, 2025 was $14.06 per share.

Performance-based restricted stock units issued in 2025 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires Metallus to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2025 was $17.31 per share.

Metallus recognized stock-based compensation expense of $3.8 million and $10.9 million for the three and nine months ended September 30, 2025, respectively, compared to $3.5 million and $10.5 million for the three and nine months ended September 30, 2024, respectively. Future stock-based compensation expense related to the unvested portion of all awards is approximately $22.1 million. The future expense is expected to be recognized over the remaining vesting periods through 2028.

Note 14 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 and 2024 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2024	$(7.7)	$15.4	$7.7
Other comprehensive income (loss) before reclassifications, before income tax	1.5	—	1.5
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.5)	(3.5)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	(0.3)	(0.3)
Net current period other comprehensive income (loss), net of income taxes	1.5	(3.8)	(2.3)
Balance as of September 30, 2025	$(6.2)	$11.6	$5.4

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2023	$(6.5)	$18.9	$12.4
Other comprehensive income (loss) before reclassifications, before income tax	(0.3)	—	(0.3)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.6)	(3.6)
Amounts deferred to accumulated other comprehensive income (loss), before income tax		—	—
Tax effect	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	(0.3)	(3.7)	(4.0)
Balance as of September 30, 2024	$(6.8)	$15.2	$8.4

The amount reclassified from accumulated other comprehensive income (loss) in the nine months ended September 30, 2025 and 2024 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

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

Note 16 – Subsequent Events

On October 3, 2025, the Company and United Steelworkers ("USW") Local 1123 reached a tentative agreement on a new four year labor agreement. On October 30, 2025, the USW membership voted against ratification of the tentative agreement. The parties have agreed to extend the current labor contract through January 29, 2026, and will continue negotiations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025.

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

Business Highlights

The following items represent key trends and events during the three and nine months ended September 30, 2025:

•
Capital investments: The Company continues to invest organically with capital investments of $28.4 million and $73.7 million in the three and nine months ended September 30, 2025, respectively. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability, as well as new assets to increase throughput and efficiency which are being substantially funded by the U.S. government.
•
Defense Contract: In the three and nine months ended September 30, 2025, the Company received $10.0 million and $28.0 million, respectively, from the U.S. government as part of the previously announced $99.75 million funding agreement to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. The Company expects the remaining funding to be provided as mutually agreed upon milestones are achieved throughout the project. The Company is targeting late 2025 for the new bloom reheat furnace to be operational and the first half of 2026 for the new roller furnace to be operational. To date, the Company has received $81.5 million of government funding, with total spend of $59.6 million.
•
Liquidity: Our balance sheet has remained strong, with total liquidity of $436.9 million, including cash and cash equivalents of $191.5 million as of September 30, 2025. Operating cash flow of $22.0 million in the third quarter was primarily driven by profitability. Operating cash flow totaled $17.9 million in the nine months ended September 30, 2025.
•
Share repurchase program: The Company repurchased 0.2 million and 0.9 million common shares in the open market at an aggregate cost of $3.0 million and $11.9 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company had a balance of $90.9 million remaining on its authorized share repurchase program.
•
United Steelworkers (USW) contract: On October 3, 2025, the Company and United Steelworkers ("USW") Local 1123 reached a tentative agreement on a new four year labor agreement. On October 30, 2025, the USW membership voted against ratification of the tentative agreement. The parties have agreed to extend the current labor contract through January 29, 2026, and will continue negotiations.
•
Exit Incentive Program: During the third quarter of 2025, the Company offered an exit incentive program to certain retirement-eligible employees at the Company's corporate headquarters and manufacturing facilities to support succession planning and continue execution of the Company's sustainable profitable growth strategy. As a result, the Company recorded a $2.7 million restructuring reserve associated with the program. These charges primarily consist of severance and employee-related benefits.
•
Recent trade developments: The Company is closely monitoring recent trade developments, including increased, additional, and expanded tariffs on goods imported from various countries imposed by the U.S. government, as well as reciprocal tariffs on U.S. exports imposed by various countries. As a domestic steel producer, the actions taken to enact a minimum 50% tariff on steel imports, close loopholes in the tariff exclusion process, and expand derivative product coverage are expected to have a positive impact on the demand for domestic products. The ultimate impact to the Company remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures, and the overall magnitude and duration of these measures, including the impact on potential cost increases for certain materials and supplies.

(1) Please see discussion of non-GAAP financial measures in Form 10-Q – Net Sales Adjusted to Exclude Surcharges

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended September 30, 2025 and 2024.

Net Sales
$400
$300
$200
$100
$0
$ in Millions
$305.9
$227.2
2025
2024

Shipments (tons)
Tons in thousands
180
160
140
120
100
80
60
40
20
0
163.1
119.9
2025
2024

Net sales for the three months ended September 30, 2025 were $305.9 million, an increase of $78.7 million, or 34.6% compared with the three months ended September 30, 2024. The increase in net sales was primarily driven by higher shipments and favorable surcharges, partially offset by unfavorable price/mix. Higher volume of 43.2 thousand ship tons resulted in a net sales increase of $63.9 million. The increase in surcharges of $18.8 million was primarily due to an improvement in raw material surcharge revenue per ton as a result of higher scrap prices. Unfavorable price/mix of $4.0 million was driven by lower base prices across all end-market sectors. Excluding surcharges, net sales increased $59.9 million or 32.9%.

The charts below present net sales and shipments for the nine months ended September 30, 2025 and 2024.

Net Sales
$891.0
$843.5
$900
$750
$600
$450
$300
$150
$0
$ in Millions
2025
2024

Shipments (tons)
483.7
425.3
500
400
300
200
100
0
Tons in thousands
2025
2024

Net sales for the nine months ended September 30, 2025 were $891.0 million, an increase of $47.5 million, or 5.6% compared with the nine months ended September 30, 2024. The increase in net sales was driven by higher shipments and surcharges, partially offset by unfavorable price/mix. Higher volume of 58.4 thousand ship tons resulted in a net sales volume improvement of $85.5 million. The increase in surcharges of $15.0 million was due to higher scrap prices and the favorable impact of higher shipments. Unfavorable price/mix of $53.0 million was primarily due to higher automotive shipments and lower base prices across industrial, energy and automotive end-market sectors. Excluding surcharges, net sales increased $32.5 million or 4.9%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended September 30, 2024 as compared to the three months ended September 30, 2025.

Gross profit for the three months ended September 30, 2025 increased $22.9 million, or 189.3% compared with the three months ended September 30, 2024. The increase was primarily driven by higher volume, favorable raw material spread and price/mix. All end-market sectors were favorably impacted by higher volume. Raw material spread was favorable due to higher shipments and scrap prices. Favorable price/mix was due to higher aerospace & defense shipments, partially offset by lower base prices across all end-markets. Unfavorable manufacturing was a net impact of better fixed cost leverage outpaced by an increase in energy and inflationary costs from certain materials and supplies.

The chart below presents the drivers of the gross profit variance from the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2025.

Gross profit for the nine months ended September 30, 2025 increased $2.3 million, or 2.6% compared with the nine months ended September 30, 2024. The increase was driven by higher volume, favorable raw material spread, better manufacturing performance, partially offset by unfavorable price/mix. All end-market sectors were favorably impacted by higher volume. Raw material spread was favorable due to higher scrap prices and shipments. Improved manufacturing performance was primarily due to increased fixed cost leverage on higher production levels. Higher automotive shipments and lower base prices across all end-markets except aerospace & defense, resulted in unfavorable price/mix.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and nine months ended September 30, 2025 and 2024.

SG&A expense for the three months ended September 30, 2025 increased by $2.0 million, or 8.9%, compared with the same period in 2024. The increase was primarily due to higher variable compensation and salary and benefits.

SG&A expense for the nine months ended September 30, 2025 increased by $4.4 million, or 6.5% compared with the nine months ended September 30, 2024. The increase was primarily due to higher variable compensation and salary and benefits.

Interest (Income) Expense, net

Net interest income for the three and nine months ended September 30, 2025 was $1.4 million and $4.2 million, respectively, compared with net interest income of $2.4 million and $7.6 million for the three and nine months ended September 30, 2024, respectively. The decline in net interest income was primarily due to a combination of lower interest rates and average cash balances in 2025 compared to 2024. Refer to “Note 11 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended September 30,
	2025	2024	$ Change
Pension and postretirement non-service benefit (income) loss	$(1.5)	$(1.3)	$(0.2)
Sales and use tax refund	(0.3)	—	(0.3)
Foreign currency exchange (gain) loss	—	0.3	(0.3)
Miscellaneous (income) expense	(0.1)	—	(0.1)
Total other (income) expense, net	$(1.9)	$(1.0)	$(0.9)

	Nine Months Ended September 30,
	2025	2024	$ Change
Pension and postretirement non-service benefit (income) loss	$(4.4)	$(4.1)	$(0.3)
Loss (gain) from remeasurement of benefit plans	—	1.8	(1.8)
Sales and use tax refund	(1.1)	—	(1.1)
Miscellaneous (income) expense	(0.3)	—	(0.3)
Total other (income) expense, net	$(5.8)	$(2.3)	$(3.5)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

For more details on the aforementioned remeasurements, refer to “Note 12 - Retirement and Postretirement Plans."

Provision for Income Taxes

	Three Months Ended September 30,
	2025	2024	$ Change
Provision (benefit) for income taxes	$2.8	$(1.2)	$4.0
Effective tax rate	25.7%	16.9%	8.8%

	Nine Months Ended September 30,
	2025	2024	$ Change
Provision (benefit) for income taxes	$9.3	$6.3	$3.0
Effective tax rate	41.5%	21.7%	19.8%

The effective tax rate for the months ended September 30, 2025 was 25.7% compared to 16.9% in the three months ended September 30, 2024. The increase in the effective tax rate for the three months ended September 30, 2025 is primarily related to being in a taxable income position in the third quarter of 2025.

The effective tax rate for the nine months ended September 30, 2025 was 41.5% compared to 21.7% in 2024. The increase in the effective tax rate for the nine months ended September 30, 2025 was primarily due to the limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes due 2025, partially offset by lower net income.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions, including provisions related to fixed asset bonus depreciation and research and development expenditures, that may affect the Company's financial results. The Company does not expect these provisions to have a material impact on the annual effective tax rate in 2025.The Company is currently evaluating the impact of provisions taking effect in future years, which could affect the Company’s effective tax rate, deferred tax assets, and cash taxes in future periods.

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

(dollars in millions, ship tons in thousands)
	Three Months Ended September 30, 2025
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	65.1	71.6	16.3	10.1	—	163.1

Net Sales	$106.7	$125.9	$47.2	$21.6	$4.5	$305.9
Less: Surcharges	28.2	25.1	5.7	5.0	—	64.0
Base Sales	$78.5	$100.8	$41.5	$16.6	$4.5	$241.9

Net Sales / Ton	$1,639	$1,758	$2,896	$2,139	$—	$1,876
Surcharges / Ton	$433	$351	$350	$495	$—	$392
Base Sales / Ton	$1,206	$1,407	$2,546	$1,644	$—	$1,484

	Three Months Ended September 30, 2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	53.1	57.1	3.4	6.3	—	119.9

Net Sales	$91.4	$104.9	$12.3	$14.5	$4.1	$227.2
Less: Surcharges	21.3	19.3	1.2	3.4	—	45.2
Base Sales	$70.1	$85.6	$11.1	$11.1	$4.1	$182.0

Net Sales / Ton	$1,721	$1,837	$3,618	$2,302	$—	$1,895
Surcharges / Ton	$401	$338	$353	$540	$—	$377
Base Sales / Ton	$1,320	$1,499	$3,265	$1,762	$—	$1,518

(dollars in millions, ship tons in thousands)
	Nine Months Ended September 30, 2025
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	197.9	205.3	40.3	40.2	—	483.7

Net Sales	$312.8	$361.9	$121.8	$81.1	$13.4	$891.0
Less: Surcharges	83.4	71.5	14.8	19.5	—	189.2
Base Sales	$229.4	$290.4	$107.0	$61.6	$13.4	$701.8

Net Sales / Ton	$1,581	$1,763	$3,022	$2,017	$—	$1,842
Surcharges / Ton	$421	$348	$367	$485	$—	$391
Base Sales / Ton	$1,160	$1,415	$2,655	$1,532	$—	$1,451

	Nine Months Ended September 30, 2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	170.3	191.4	36.3	27.3	—	425.3

Net Sales	$313.3	$350.1	$102.3	$63.4	$14.4	$843.5
Less: Surcharges	76.0	70.5	13.0	14.7	—	174.2
Base Sales	$237.3	$279.6	$89.3	$48.7	$14.4	$669.3

Net Sales / Ton	$1,840	$1,829	$2,818	$2,322	$—	$1,983
Surcharges / Ton	$446	$368	$358	$538	$—	$410
Base Sales / Ton	$1,394	$1,461	$2,460	$1,784	$—	$1,573

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

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$191.5	$240.7

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(149.3)	(176.8)
Availability	250.7	223.2
Amount borrowed	—	—
Letter of credit obligations	(5.3)	(5.3)
Availability not borrowed	$245.4	$217.9

Total liquidity	$436.9	$458.6

(1) As of September 30, 2025, and December 31, 2024, Metallus had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Credit Agreement. As of September 30, 2025, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2025 operating and long-range plan, we believe that our cash balance as of September 30, 2025, projected cash generated from operations, borrowings available under the Credit Agreement and committed government funding to support capital investments, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months. We expect capital expenditures to be approximately $120 million in 2025, inclusive of approximately $90 million of capital expenditures funded by the U.S. government.

In October 2025, the Company contributed an additional $3.5 million to the Bargaining Plan, resulting in total 2025 pension contributions of $62.0 million.

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

For the nine months ended September 30, 2025, the Company repurchased approximately 0.9 million common shares at an aggregate cost of $11.9 million in the open market, which equates to an average repurchase price of $14.31 per share. As of September 30, 2025, the Company had a balance of $90.9 million remaining under its share repurchase program. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. These authorizations reflect the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow.

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2025 and 2024. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Nine Months Ended September 30,
	2025	2024
Net cash provided (used) by operating activities	$17.9	$26.4
Net cash provided (used) by investing activities	(44.0)	(3.6)
Net cash provided (used) by financing activities	(23.6)	(48.2)
Increase (Decrease) in Cash and Cash Equivalents	$(49.7)	$(25.4)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $17.9 million compared to net cash provided of $26.4 million for the nine months ended September 30, 2024. The change was primarily driven by higher working capital to support growing business needs, an increase in required pension contributions and lower net income during the nine months ended September 30, 2025 compared to the same period in 2024.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2025 was $44.0 million compared to net cash used of $3.6 million for the nine months ended September 30, 2024. The change was due to higher capital expenditures in the nine months ended September 30, 2025 compared to the same period in 2024, partially offset by proceeds from government funding.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2025 was $23.6 million compared to net cash used of $48.2 million in the nine months ended September 30, 2024. The change was primarily due to lower shares surrendered for taxes during the nine months ended 2025 compared to the same period in 2024, lower repurchases of common shares in 2025 compared to the same period in 2024, partially offset by the repurchase of Convertible Notes during the second quarter of 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended September 30, 2025.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$93.9
July, 2025	66,612	$16.36	66,612	$92.8
August, 2025	48,302	$16.08	48,302	$92.0
September, 2025	62,820	$16.62	62,820	$90.9
Quarter-to-date	177,734	$16.38	177,734	$90.9

Subsequent to September 2025, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $1.1 million, which equates to an average repurchase price of $17.06 per share. As of October 31, 2025, the Company had a balance of $89.8 million remaining under its authorized share repurchase program.

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

Item 5. Other Information

On August 20, 2025, Kristine C. Syrvalin, Executive Vice President, General Counsel and Chief Human Resources Officer, terminated a trading plan for the sale of securities of the Company's common stock intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangements”). The trading plan, which had been adopted on May 23, 2025 and provided for the sale of up to 12,500 common shares, as well as up to 4,452 common shares acquired upon exercise of stock options, was terminated prior to the specified commencement date of the plan of September 4, 2025.

During the quarter ended September 30, 2025, other than disclosed above, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company's common stock that is intended to satisfy the affirmative defense conditions.

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

METALLUS INC.

Date:	November 6, 2025	/s/John M. Zaranec
John M. Zaranec Executive Vice President and Chief Financial Officer (Principal Financial Officer)