Form 10-K
period 2025-12-31
Metallus Inc.
filed 2026-02-20
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was $616,943,911 based on the closing sale price as reported on the New York Stock Exchange for that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2026
Common Shares, without par value	41,730,421

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2026 Annual Meeting of Shareholders	Part III

Metallus Inc.

Part I.

Item 1. Business

Overview

Metallus Inc., ("we", "us", "our", the "Company" or "Metallus") was incorporated in Ohio on October 24, 2013, and became an independent, publicly traded company as the result of a spinoff from The Timken Company ("Timken") on June 30, 2014. In the spinoff, Timken transferred to us all of the assets and generally all of the liabilities related to Timken’s steel business.

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

Special bar quality (SBQ) steel is our niche, and our capabilities extend into tubing and manufactured components. Our customers benefit from our expertise; nearly 50% of our sales representatives, account managers, and technical service team members have engineering backgrounds. We apply this knowledge through product design and investments in our manufacturing capabilities. We provide tailored solutions for our customers built on a technical foundation through our:

•
Knowledgeable, experienced, and attentive management and technical teams.
•
Trusted, lasting partnerships with customers across diverse end markets.
•
Leadership position in differentiated markets with a legacy of providing critical applications.

Major Customers

We sell products and services that are used in a range of demanding applications around the world. We have approximately 330 diverse customers in the following end-markets: industrial; automotive; aerospace & defense; and energy. For the year ended December 31, 2025, one customer individually comprised greater than 10% of net sales. This customer represented 10.6% of net sales. No other customer accounted for more than 10% of net sales during the year ended December 31, 2025.

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

Sales and Distribution

Our sales force is made up largely of engineers that are backed by a team of metallurgists and other technical experts. While most of our products are sold directly to original equipment ("OE") manufacturers, a portion of our sales are made through authorized distributors and steel service centers, representing approximately 20% of net sales during 2025. The majority of our customers are served through individually negotiated price agreements.

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

Lead Time

The lead time for our products varies based on product type and specifications. As of the date of this filing, lead times for bar extend to mid-second quarter and tube products currently extend to mid-third quarter.

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

Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing process. We also utilize raw material and energy surcharge mechanisms when pricing products to our customers.

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

Defense Contract

On February 27, 2024, the Company entered an agreement with the United States Army ("U.S. Army"). The agreement provides for $99.75 million in funding to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. Through December 31, 2025, the Company received $85.6 million in funding related to this agreement and recorded the funding as a current liability on the Consolidated Balance Sheets and as investing within the Consolidated Cash Flows. There was $81.3 million in capital spending related to assets associated with this agreement in 2025.

For further details, refer to “Note 2 - Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Faircrest Melt Shop Unplanned Downtime

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. The company recognized insurance recoveries of $31.3 million in 2023 related to the unplanned downtime and received $20.0 million in January 2024. The 2022 insurance claims were closed in the first quarter of 2024.

For further information related to previous insurance recoveries, refer to "Note 6 - Other (Income) Expense, net" in the Notes to the Consolidated Financial Statements for additional information.

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

From time to time, we may be a party to lawsuits, claims or other proceedings related to environmental matters and/or receive notices of potential violations of environmental laws and regulations from the EPA and similar state or local authorities. We recorded reserves for such environmental matters of $0.2 million and $0.4 million as of December 31, 2025 and 2024, respectively. Accruals related to such environmental matters represent management’s best estimate of the fees and costs associated with these matters. Although it is not possible to predict with certainty the outcome of such matters, management believes the ultimate disposition of these matters should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
•
35% absolute reduction in fresh water withdrawn
•
10% reduction in waste-to-landfill intensity

The company’s 2030 targets for greenhouse gas emissions, energy consumption and fresh water withdrawn are based on an absolute or total reduction in the amount of greenhouse gas emissions, energy consumption and fresh water withdrawn as compared to a 2018 baseline. In contrast, the company’s waste-to-landfill target is based on an intensity or percentage reduction of waste-to-landfill per ton of steel shipped as compared to a 2018 baseline. All 2030 targets are based on the company’s operating assets as of 2018 and do not account for any future inorganic growth or other expansion of its facilities or operating assets, for which an adjustment to the absolute reduction may be required. The company selected 2018 as the baseline year as it aligns with the baseline used in the company’s Sustainability Accounting Standards Board (SASB) disclosure. Following the publication of steel sector guidance and standards in 2023 by the Global Steel Climate Council (GSCC), the company has evaluated its existing goals and performance. In 2024, the company became a member of GSCC, and the company intends in 2026 to submit a science-based target aligned with the GSCC's Steel Climate Standard for validation by an accredited third-party organization, which may result in refreshed environmental goals.

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

Human Capital

Employment

At December 31, 2025, we had approximately 1,865 employees, with approximately 61.9% of our employees covered under a collective bargaining agreement.

On February 5, 2026, the United Steelworkers (“USW”) Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract, which is in effect until September 30, 2029, offers Metallus’ bargaining employees an increase to base wages every year, competitive healthcare and retirement benefits for all members, and has a continued focus on employee wellbeing as well as safe and sustainable operations. The Contract covers approximately 1,200 bargaining employees at the Company’s Canton, Ohio operations.

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

We aspire to have the safest specialty metals operations in the world and are committed to improving our safety culture and record year-over-year. Over the past few years, we introduced new safety training focused on the core elements of improving the safety culture and performance, including an understanding of the human factors which positively influence safety, performance and reliability outcomes; hand safety practices; and training to prevent serious injuries or fatalities. In 2025, we maintained our unwavering focus on safety, with initiatives like zero incident planning, crew safety meetings, and our StandUP for Safety program actively involving more than 1,000 employees and enhancing both hazard awareness and safe work practices. We had zero serious injuries in 2025 and received industry recognition for our commitment to safety, earning the Safety Culture Improvement Award from the Metals Service Center Institute. We also continued to invest in company-wide safety training, equipment and improved safety processes throughout the year. To reinforce the importance of operating safely and responsibly, a safety metric (comprised of both leading and lagging indicators) is included in our annual incentive compensation plan for all salaried employees.

Compensation and total rewards

We provide competitive compensation programs to help meet the needs of our employees. Our programs are designed to support the profitable growth of our business; attract, reward, and retain the talent we need to succeed; support the health and overall well-being of our employees; and reinforce a performance-based culture.

In addition to base compensation, we offer quarterly and annual incentive compensation, stock awards and participation in various retirement plans. Our company also provides employer-sponsored health and wellness benefits to our employees.

Employee retention

We seek to retain the best people by providing them with opportunities to grow, build skills and be appreciated for their contributions as they work to serve our customers. We diligently track our employee retention and management regularly evaluates our employees' retention risk. For 2025, we ended the year with an overall voluntary turnover rate of approximately 10 percent, comprised of approximately 6 percent for salaried and approximately 13 percent for hourly employees. This compares to an overall voluntary turnover rate of approximately 6 percent in 2024 and 9 percent in 2023. The higher voluntary turnover rate in 2025 was primarily driven by a higher rate of retirements among hourly employees than in recent years, while salaried turnover was in line with the company's historical experience.

Our values and our culture

Our vision and mission inform everything we do and our work is grounded in our core values, which represent the framework on which our culture is built.

Our employees are critical to our success and creating a positive atmosphere is fundamental to our strategic imperative to attract and retain top talent. We recognize that an engaging culture has enabled us to deliver innovative solutions throughout the life of our business and is key to our continued business success. We foster a culture that lends a variety of perspectives, backgrounds and expertise to our operations and believe a continuous focus on company culture and employee engagement will help us provide high quality products to our customers.

We are committed to providing equal opportunities for growth to all employees. Our Employee Resource Groups (ERGs) provide networking, personal growth and professional development opportunities in targeted areas. We have senior leaders in the company that function as executive sponsors of our ERGs to advance and champion the company's efforts to leverage our varied perspectives, backgrounds and experiences to make a positive impact and promote unity within Metallus and our communities. In 2025, our ERGs continued their programming and employee engagement with the support of our ERG executive sponsors. All employees are welcome and encouraged to join any ERG that may be of interest to them.

In 2025, we conducted semi-annual surveys to gather insight into the level of employee engagement at Metallus and other factors that contribute to a successful workplace. These surveys help to ensure we are continuously listening to our employees and measuring our progress. We regularly communicate with our employees regarding survey results and actions being taken in response.

Employee training and development

At Metallus, we believe that our vision moves us forward and our people drive our success. That is why it is a core component of our strategy to invest in talent and leadership development at all levels of the company. We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our business strategy. In 2025, we continued and expanded upon many of the learning and development programs introduced since 2022 and aimed at developing leadership and other professional skills and capabilities. In 2025, we also continued to build our pipeline of skilled trades talent by expanding and improving our co-op and apprentice programs. We offer an educational reimbursement program to assist employees with the cost of obtaining certain undergraduate or graduate degrees. Metallus encourages our employees to constantly learn and grow and has aligned our performance management system to support this focus on continuous learning and development.

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

Changes in trade policy and tariff regimes (including Section 232 steel/aluminum tariffs and emergency tariff actions) may increase our costs, affect customer demand, disrupt supply chains, or alter competitive dynamics.

Since 2018, U.S. authorities have imposed tariffs on steel and aluminum and, beginning in 2025, expanded these measures to include hundreds of downstream “derivative” products and terminated country-specific exemptions and general approved exclusions. Current rules assess Section 232 duties on the steel or aluminum content of covered derivatives (including certain products classified outside Chapters 73 and 76 of the HTSUS), and may apply separate tariffs to the non‑metal content under other regimes, such as “reciprocal” tariffs. These frameworks also introduce “inclusions” cycles that may add new derivative products to tariff coverage multiple times per year. As a result, (i) our own procured inputs (including alloys and semi‑finished goods) and customer assemblies that incorporate our products can face higher and more variable landed costs; (ii) pass‑through and surcharge mechanisms may lag or prove insufficient; (iii) customer demand may shift toward lower‑tariff alternatives, reshoring (benefiting domestic supply, such as Metallus), or substitution; and (iv) compliance risks (e.g., content valuation, certificate requirements, “melted and poured” rules) may increase.

Further, emergency tariff actions (e.g., “reciprocal” tariffs) and related executive orders have been subject to ongoing modification and legal challenge. Adverse court rulings or future executive/legislative actions could invalidate, alter, or replace existing tariffs; while such changes might reduce certain cost pressures, they could also reintroduce import surges or change refund/processing obligations for our customers and supply base, which could affect pricing, margins, and working capital. Tariff changes, retaliatory measures by trading partners, and derivative “inclusion” determinations are largely outside our control and can occur with limited notice. If we are unable to timely adjust pricing, secure alternative supply, optimize contracting (including surcharge/index structures), or manage compliance, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

We are dependent on our key customers.

As a result of our dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following, among other things, were to occur: (a) a loss of any key customer, or a material amount of business from such key customer; (b) the insolvency or bankruptcy of any key customer; (c) a declining market in which customers reduce orders; or (d) a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers. For the year ended December 31, 2025, sales to our 10 largest customers accounted for approximately 50% of our net sales.

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

The success of products and services depends on their initial and continued acceptance by our customers. Customers continue to demand stronger and lighter products, among other adaptations to traditional products. Our business is affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. We may experience difficulties or delays in the research, development, production, or marketing of products and services that may prevent us from recouping or realizing a return on the investments required to bring products and services to market. Additionally, we may not be successful in meeting these technological challenges and there may be increased liability exposure connected with the supply of additional products and services.

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

A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. Approximately 70% of our employees are covered under a collective bargaining agreement that expires September 30, 2029. Any failure to negotiate and conclude a new collective bargaining agreement with the union when the existing agreement expires could cause work interruptions or stoppages. Also, if one or more of our customers were to experience a work stoppage, that customer may halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

The level of cash funding for our defined benefit pension plans in future years depends upon various factors, including voluntary contributions that we may make, future pension plan asset performance, actual interest rates, union negotiated benefit changes, future government regulations, and other factors, many of which are not within our control. In addition, assets held by the trusts for our pension plan and our trust for retiree health care and life insurance benefits are subject to the risks, uncertainties and variability of the financial markets. See “Note 13 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for a discussion of assumptions and further information associated with these benefit plans.

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

Disparate expectations relating to sustainability matters and reporting could expose us to increased costs, reputational harm and other negative impacts on our business.

Some customers, investors, and other stakeholders continue to evaluate companies based on sustainability practices and disclosures, and may reduce or discontinue their relationships with us, or oppose our initiatives, if our sustainability practices or disclosures are perceived as inadequate, inconsistent or misaligned with their expectations. Sustainability reporting standards and regulations remain fragmented and continue to evolve, requiring significant judgment and potentially substantial monitoring and compliance costs. Changes in standards or interpretations could result in revisions to previously reported metrics or expose us to claims regarding the accuracy or completeness of our disclosures. In addition, our sustainability goals and initiatives are subject to inherent operational, regulatory and economic uncertainties. Failure to achieve publicly stated goals or comply with applicable sustainability‑related laws could result in reputational harm, regulatory or legal actions and adverse impacts on our business, financial condition and stock price. Sustainability matters have also become increasingly politicized in the United States, and shifting federal or state policies, legislation or legal challenges supporting or opposing sustainability‑related initiatives may create additional compliance burdens, restrict certain activities or increase litigation risk.

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

If our asset borrowing base, cash flows, and capital resources are insufficient to support the needs of our business, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and we could face substantial liquidity problems that might require us to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. As of December 31, 2025, the company had no outstanding debt and total liquidity of $389.2 million.

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

A breach of any of our covenants in the agreements governing our indebtedness could result in a default, which could allow the lenders to declare all amounts outstanding under the applicable debt immediately due and payable and which may affect the market price of our common shares. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness. Refer to “Note 12 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for more detail on the Amended Credit Agreement.

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

Our most recent evaluation resulted in our conclusion that, as of December 31, 2025, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cyber Security

Our cybersecurity program is led by a team of skilled cybersecurity professionals, including dedicated internal cybersecurity resources and external advisors. In the normal course of business, we may collect and store sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information. In April 2025, we obtained ISO 27001 certification, an internationally recognized standard for information security. This certification allows us to maintain an information security management system that best protects the confidentiality, integrity and availability of our information.

We maintain a robust cybersecurity incident response plan, which details the incident response procedures, tactical and strategic team membership, and points of contact related to the response processes. The Company also maintains a detailed decision-tree-based playbook which is a supplement to the plan and focuses on specific types of incidents and the appropriate response steps. Cybersecurity is an important part of our ERM program, and the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach. The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying and managing material risks from cybersecurity threats and responding to cybersecurity incidents are fully integrated into the Company’s ERM program. The plan and playbook are structured to align with the National Institute of Standards and Technology (“NIST”) Cybersecurity framework practices. The plan and playbook are reviewed at least annually by internal and external resources. In addition, we maintain insurance that includes cybersecurity coverage.

The Company adheres to a periodic, third-party facilitated testing exercise of the cybersecurity incident response plan and playbook with the Company's tactical and strategic team members. The teams are comprised of key members of the organization and external advisors who hold critical importance in the handling of cybersecurity events. The exercise covers response procedures for prevalent cybersecurity incidents including but not limited to phishing, third-party breaches, and a standard incident response process. The documentation helps leaders make appropriate, pre-planned decisions. To assist, appendices detailing generalized incident response checklists and workflows from the Cybersecurity & Infrastructure Security Agency and the NIST are referenced and used as a framework. Lastly, the response plans contain instructions on collecting and incorporating lessons learned after a successful identification and remediation of a security event. The information security team also works in partnership with the Company's internal audit team to review and test the operating effectiveness of our information technology-related internal controls with our external auditor as part of our overall internal controls process.

In addition, the rapid evolution and increased adoption of artificial intelligence (“AI”) and similar machine learning technologies may intensify our cybersecurity risks. We have established an AI council comprised of a cross-functional group of employees with an objective to deliver value by providing education regarding the uses, benefits and risks of AI and similar technologies in our business, establishing and monitoring a governance framework and principles for our use of AI, and enabling deliberate experimentation with new technologies employing AI. At this time, our use of AI is focused primarily on back-office assistance, data analytics and improving product quality and asset reliability.

In light of the pervasive and increasing threat from cyberattacks, the Board of Directors, with input from management, assesses the measures implemented by us to mitigate and prevent cyberattacks. The Company’s information technology leadership team consults with and provides regular updates to the Board of Directors, as well as members of our executive leadership team, as appropriate, on technology and cybersecurity matters, the status of projects to strengthen our information security systems, assessments of the information security program, timely reports regarding any cybersecurity incident that meets established reporting thresholds, and the emerging threat landscape. The information technology leadership team also consults regularly with the Board of Director’s cybersecurity expert in between meetings. Our program is evaluated by internal and external experts with the results of those reviews reported to senior management and the Board of Directors at least semi-annually.

In addition, the Company has an information technology governance committee, which is comprised of members of our executive leadership team and the information technology leadership team. The information technology governance committee meets at least quarterly and as necessary to discuss the cybersecurity program and other relevant topics.

In an effort to enhance the skills and capabilities of the Board of Directors and improve the Board's oversight of cybersecurity risks, in 2022 the Board appointed Mary Ellen Baker as a director. Ms. Baker brings to the Board additional technology and cybersecurity expertise, with extensive experience in governance and risk oversight related to technology, cybersecurity and control environment assurance, as well as large-scale technology, operations, cybersecurity and enterprise data initiatives. The Board of Directors has oversight responsibility for our data security practices and we believe the Board has the requisite skills and awareness into the design and operation of our data security practices to fulfill this responsibility effectively.

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

We have manufacturing facilities at multiple locations in the United States. These manufacturing facilities are located in Canton and Eaton, Ohio and Columbus, North Carolina. In addition to these owned manufacturing facilities, we lease a distribution facility in Mexico. The aggregate floor area of these facilities is 3.7 million square feet, of which approximately twelve thousand square feet is leased and the rest is owned. The buildings occupied by us are principally made of brick, steel, reinforced concrete and concrete block construction.

Our facilities vary in age and condition, and each of them has an active maintenance program to ensure a safe operating environment and to keep the facilities in good condition. We believe our facilities are in satisfactory operating condition and are suitable and adequate to conduct our business and support future growth.

Our melt capacity utilization was 69%, 60% and 70% for the years ended December 31, 2025, 2024 and 2023, respectively.

Item 3. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Information about our Executive Officers

The executive officers of our Company as of February 20, 2026, are as follows:

Name	Age	Current Position
Michael S. Williams	65	Chief Executive Officer
Kristopher R. Westbrooks	47	President and Chief Operating Officer
John M. Zaranec	44	Executive Vice President and Chief Financial Officer
Kristine C. Syrvalin	57	Executive Vice President, General Counsel and Chief Human Resources Officer
Kevin A. Raketich	59	Executive Vice President and Chief Commercial Officer

Michael S. Williams is the Chief Executive Officer, a position he has held since January 2021. Previously, Mr. Williams served as CEO of Bayou Steel Group, a U.S. producer of structural steel and merchant bar, from May 2019 to September 2019, and as President of Outokumpu Americas for Outokumpu Oyj, a global leader in the stainless steel industry, from 2015 to 2019. Before that, Mr. Williams held a number of leadership roles at US Steel Corporation, a Fortune 500 company and leading integrated steel producer, from 2006 to 2015, including Senior Vice President, North American Flat Rolled and, most recently, Senior Vice President, Strategic Planning and Business Development. Earlier in his career, Mr. Williams served as Vice President of Commercial Products at Special Metals Corporation (a leader in the invention, production and supply of high-nickel alloys) and, prior to that, as Chairman and Chief Executive Officer of Ormet Corporation (a manufacturer of foil, sheet, billet and other aluminum products). Mr. Williams earned his bachelor of science degree in information science from the University of Pittsburgh.

Kristopher R. Westbrooks is President and Chief Operating Officer, a position he has held since June 2025. Prior to assuming his current role, he had served as executive vice president and chief financial officer since initially joining the Company in September 2018. Previously, Mr. Westbrooks served from April 2015 until August 2018 as Vice President, Corporate Controller and Chief Accounting Officer at A. Schulman, Inc., a global supplier of high-performance plastic compounds, composites and powders. From 2011 until his appointment as Chief Accounting Officer in 2015, Mr. Westbrooks held various finance roles of increasing responsibility at A. Schulman, Inc. He earned his bachelor of science degree in business and master’s degree in accountancy from Miami University of Ohio.

John M. Zaranec is Executive Vice President and Chief Financial Officer, a position he has held since June 2025. Previously, Mr. Zaranec served as Division, Chief Financial Officer - Performance Materials at Materion Corporation, an integrated producer of high-performance advanced engineered materials used in a variety of electrical, electronic, thermal, and structural applications. Before that, he held various other roles at Materion, including chief accounting officer, corporate controller, and head of investor relations. Earlier in his career, Mr. Zaranec served as Director and Global Head of Accounting and Reporting at The Timken Company. Prior to transitioning into industry, he spent nearly a decade in public accounting. John holds a bachelor’s degree in business and a master’s degree in accountancy from Miami University and is a certified public accountant.

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

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Common Stock Prices and Cash Dividends Per Share:

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol “MTUS.” The estimated number of record holders of our common shares at December 31, 2025 was 2,781.

Our Amended Credit Agreement places certain limitations on the payment of cash dividends. Please refer to “Note 12 - Financing Arrangements” in the Notes to the Consolidated Financial Statements and the Results of Operations for additional discussion.

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

The table below provides information concerning our repurchase of common shares for the three months ended December 31, 2025.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$90.9
October, 2025	66,774	$17.06	66,774	$89.8
November, 2025	3,927	$17.55	3,927	$89.7
December, 2025	—	$—	—	$89.7
Quarter ended December 31, 2025	70,701	$17.09	70,701	$89.7

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

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table sets forth certain information as of December 31, 2025, regarding the equity compensation plan maintained by us on that date, the Amended and Restated 2020 Equity and Incentive Compensation Plan (the "Amended 2020 Plan"), which amended the previous 2020 Equity and Incentive Compensation Plan (the "Original 2020 Plan"), plus certain awards still outstanding under all plans preceding the Original 2020 Plan. Refer to "Note 14 - Stock-Based Compensation" in the Notes to the Consolidated Financial Statements and the Results of Operations for additional details.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans reflected in column (a) (3)
Equity compensation plans approved by security holders(4)	3,916,567	$8.88	2,690,573

(1) The amount shown in column (a) and covered under an equity compensation plan approved by security holders includes the following: nonqualified stock options - 243,298; performance-based restricted stock units – 2,179,280 (based on potential maximum performance); and time-based restricted stock units – 1,493,989 (primarily all 1,493,989 units are cliff-vested restricted stock units). As a result, this amount may overstate eventual actual dilution.

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

Performance Graph:

The following graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s ("S&P") MidCap 400 Index ("S&P MidCap 400"), S&P 500 Steel Sub-Industry Index ("S&P 500 Steel"), and S&P 1500 Steel Sub-Industry Index ("S&P 1500 Steel"), assuming $100 was invested and that cash dividends were reinvested for the period December 31, 2020 through December 31, 2025.

COMPARISON OF CUMULATIVE TOTAL RETURN
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
MTUS
S&P MidCap 400
S&P 500 Steel
S&P 1500 Steel

Date	Metallus Inc.	S&P MidCap 400	S&P 500 Steel	S&P 1500 Steel
December 31, 2020	$100.00	$100.00	$100.00	$100.00
December 31, 2021	$353.32	$123.21	$214.61	$165.97
December 31, 2022	$389.08	$105.37	$245.51	$197.67
December 31, 2023	$502.14	$120.59	$315.15	$270.64
December 31, 2024	$302.57	$135.30	$238.63	$226.52
December 31, 2025	$367.45	$143.29	$341.29	$320.74

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6. Selected Financial Data

Intentionally omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025.

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

2025 Business Highlights

The following items represent key trends and events during the year ended December 31, 2025:

•
Aerospace & Defense end market: Shipments to aerospace & defense customers increased in 2025 driven by strong demand, resulting in an increase in net sales by approximately 19% compared with the year ended December 31, 2024. As a percentage of consolidated net sales, aerospace & defense increased to 14 percent of the total in 2025 compared with 12 percent of the total in 2024 and 8 percent of the total in 2023.

(1) Please see discussion of non-GAAP financial measures in Form 10-K – Net Sales Adjusted to Exclude Surcharges

•
Capital investments: The Company continues to invest in the business with $109.0 million of capital investments for the year ended December 31, 2025. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability, as well as new assets to increase throughput and efficiency which are being substantially funded by the U.S. government.
•
Defense contract: In the year ended December 31, 2025, the Company received $32.1 million from the U.S. government as part of the previously announced $99.75 million funding agreement to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. The Company expects the remaining funding to be provided as mutually agreed upon milestones are achieved throughout the project. The Company plans to commission and ramp-up production of the new bloom reheat furnace and roller furnace during 2026. Through December 31, 2025, the Company has received $85.6 million of government funding, with total spend of $89.7 million.
•
Shareholder returns: The Company repurchased approximately 0.9 million common shares at a cost of $13.1 million, or $14.53 per share. In addition, the Company settled the remaining $5.5 million aggregate principal amount of its convertible notes at a cost of $9.1 million. Combined, the 2025 common share and convertible note repurchase activity reduced diluted shares outstanding by 1.7 million shares on a go-forward basis.
•
Liquidity: Our balance sheet has remained strong, with total liquidity of $389.2 million, including cash and cash equivalents of $156.7 million as of December 31, 2025.
•
United Steelworkers (USW) contract: The USW Local 1123 ratified a new four-year labor agreement with Metallus on February 5, 2026. This contract reflects our shared commitment to safety, innovation, and long‑term competitiveness. It reinforces our strategic priorities and aligns with our disciplined focus on strong cash generation and sustained profitability across all market cycles. As part of the recently approved union contract, a one‑time payment of approximately $2.0 million will be paid in the first quarter of 2026.
•
Exit Incentive Program: In 2025, the Company offered an exit incentive program to certain retirement-eligible employees at the Company's corporate headquarters and manufacturing facilities to support succession planning and continue execution of the Company's sustainable profitable growth strategy. As a result, the Company recorded a $2.7 million restructuring reserve associated with the program. These charges primarily consist of severance and employee-related benefits.
•
Recent trade developments: The Company is closely monitoring recent trade developments, including increased, additional, and expanded tariffs imposed by the U.S. government on goods imported from various countries, as well as reciprocal tariffs on U.S. exports imposed by various countries. As a domestic steel producer, the actions that were taken to enact a minimum 50% tariff on steel imports, close loopholes in the tariff exclusion process, and expand derivative product coverage are having a positive impact on the demand for domestic products. The ultimate impact to the Company remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures, and the overall magnitude and duration of these measures, including the impact on potential cost increases for certain materials and supplies.

Net Sales

The charts below present net sales and shipments for the years ended December 31, 2025, 2024 and 2023.

Net Sales
$ in Millions
$1,800
$1,500
$1,200
$900
$600
$300
$0
$1,158.3
$1,084.0
$1,362.4
2025
2024
2023

Shipments (tons)
Tons in thousands
900
700
500
300
100
631.7
555.5
683.8
2025
2024
2023

Net sales for the year ended December 31, 2025 were $1,158.3 million, an increase of $74.3 million, or 6.9%, compared with the year ended December 31, 2024. Net sales increased primarily due to higher shipments and surcharges, partially offset by lower base prices. Increased shipments of 76.2 thousand ship tons contributed to a net sales increase of $110.7 million. Surcharges rose by $24.2 million, driven largely by the higher shipment volumes. These gains were offset by $60.7 million of lower base prices across all end‑market sectors. Excluding surcharges, net sales increased $50.0 million or 5.8%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the year ended December 31, 2024 as compared to the year ended December 31, 2025.

Gross profit for the year ended December 31, 2025 decreased slightly by $2.6 million, or 2.7%, compared with the year ended December 31, 2024. The decrease was driven by unfavorable price/mix, mostly offset by higher volume and favorable raw material spread. Lower base prices across all end-markets resulted in unfavorable price/mix. All end-market sectors were favorably impacted by higher volume. Raw material spread was favorable due to higher scrap prices and increased shipments.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative ("SG&A") expense for the years ended December 31, 2025, 2024 and 2023.

SG&A Expense
For The Year Ended December 31,
$ in Millions
$120
$100
$80
$60
$40
$20
$0
$94.0
$87.7
$84.6
2025
2024
2023

SG&A expense for the year ended December 31, 2025 increased by $6.3 million, or 7.2%, compared with the year ended December 31, 2024. The increase was primarily due to higher variable compensation, annual merit increases impacting salary and benefits and higher software amortization expense.

Loss (Gain) on Sale or Disposal of Assets, net

For the year ended December 31, 2025, the Company recorded a gain on sale or disposal of assets, net, of $1.3 million primarily related to the sale of land in the first quarter of 2025. For the year ended December 31, 2024, the Company recorded a loss on sale or disposal of assets, net, of $0.6 million primarily related to the write-offs of aged assets removed from service. For the year ended December 31, 2023, the gain on sale or disposal of assets, net, of $2.5 million primarily related to the sale of the small-diameter seamless mechanical tubing machinery and equipment, partially offset by write-offs of aged assets removed from service.

Refer to “Note 10 - Property, Plant and Equipment” in the Notes to the Consolidated Financial Statements for additional information.

Interest (Income) Expense, net

Net interest income for the year ended December 31, 2025 was $4.9 million, compared with net interest income of $9.6 million for the year ended December 31, 2024. The decline in net interest income was primarily due to a combination of lower interest rates and average cash balances in 2025 compared to 2024. Refer to “Note 12 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Year Ended December 31,
	2025	2024	$ Change
Pension and postretirement non-service benefit (income) loss	$(5.9)	$(5.7)	$(0.2)
Loss (gain) from remeasurement of benefit plans	6.6	10.3	(3.7)
Foreign currency exchange loss (gain)	(0.2)	0.4	(0.6)
Sales and use tax refund	(1.1)	—	(1.1)
Miscellaneous (income) expense	(0.3)	—	(0.3)
Total other (income) expense, net	$(0.9)	$5.0	$(5.9)

	Year Ended December 31,
	2024	2023	$ Change
Pension and postretirement non-service benefit (income) loss	$(5.7)	$(4.6)	$(1.1)
Loss (gain) from remeasurement of benefit plans	10.3	40.6	(30.3)
Foreign currency exchange loss (gain)	0.4	—	0.4
Insurance recoveries	—	(31.3)	31.3
Sales and use tax refund	—	(1.4)	1.4
Miscellaneous (income) expense	—	0.4	(0.4)
Total other (income) expense, net	$5.0	$3.7	$1.3

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

In the second quarter of 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America (“Prudential”) in connection with the annuitization of the Salaried Plan and the Salaried Plan was annuitized in the second quarter of 2024. As of December 31, 2024, the Company has no remaining liabilities or obligations as it relates to the Salaried Plan.

A net loss of $6.6 million from the remeasurement of all Company pension and postretirement benefit plans was recognized for the year ended December 31, 2025. The loss was driven by a $27.8 million increase in pension liability, primarily due to updated census data and a decrease in discount rate, partially offset by $21.2 million of investment gains on plan assets.

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

In January 2026, the Company made an additional $4.8 million contribution to the Bargaining Plan and currently expects total pension contributions of approximately $27 million for 2026.

For more details on the aforementioned remeasurements, refer to “Note 13 - Retirement and Postretirement Plans.”

During 2025, the Company received a commitment from the State of Ohio related to the overpayment of sales and use taxes for the period of October 1, 2016 through March 31, 2023. This resulted in a gain recognized of $1.1 million, net of related professional fees, for the year ended December 31, 2025.

During 2023, the Company received a commitment from the State of Ohio related to the overpayment of sales and use taxes for the period of January 1, 2020 through March 31, 2023. This resulted in a gain recognized of $1.4 million, net of related professional fees, for the year ended December 31, 2023.

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. Metallus recognizes an insurance recovery when it is realized or considered realizable, in accordance with the accounting guidance. The Company recognized and received an insurance recovery of $31.3 million in 2023. In January 2024, the Company received $20.0 million of insurance recoveries and the 2022 insurance claims were closed in the first quarter of 2024.

Provision for Income Taxes

	Year Ended December 31,
	2025	2024	$ Change
Provision (benefit) for income taxes	$3.1	$3.3	$(0.2)
Effective tax rate	163.2%	72.2%	91.0%

	Year Ended December 31,
	2024	2023	$ Change
Provision (benefit) for income taxes	$3.3	$27.0	$(23.7)
Effective tax rate	72.2%	28.0%	44.2%

The provision for incomes taxes for the year ended December 31, 2025 was $3.1 million compared to a provision for income taxes of $3.3 million in 2024. The change from the prior year is primarily related to the impact of permanent items on a lower pre-tax net income for the year ended December 31, 2025 as compared to December 31, 2024. The provision for income taxes differs from the statutory rate due to the impact of permanent tax differences and state and local taxes.

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

(dollars in millions, ship tons in thousands)
	2025
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	257.8	269.5	55.9	48.5	—	631.7

Net Sales	$408.1	$472.3	$161.4	$99.4	$17.1	$1,158.3
Less: Surcharges	107.4	92.4	20.2	23.9	—	243.9
Base Sales	$300.7	$379.9	$141.2	$75.5	$17.1	$914.4

Net Sales / Ton	$1,583	$1,753	$2,887	$2,049	$—	$1,834
Surcharges / Ton	$417	$343	$361	$493	$—	$386
Base Sales / Ton	$1,166	$1,410	$2,526	$1,556	$—	$1,448

	2024
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	220.0	250.0	47.0	38.5	—	555.5

Net Sales	$390.5	$452.3	$134.9	$87.3	$19.0	$1,084.0
Less: Surcharges	94.1	89.4	16.4	19.7	—	219.6
Base Sales	$296.4	$362.9	$118.5	$67.6	$19.0	$864.4

Net Sales / Ton	$1,775	$1,809	$2,871	$2,268	$—	$1,951
Surcharges / Ton	$428	$358	$349	$512	$—	$395
Base Sales / Ton	$1,347	$1,451	$2,522	$1,756	$—	$1,556

	2023
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	264.6	306.4	45.6	67.2	—	683.8

Net Sales	$533.3	$531.9	$115.0	$160.4	$21.8	$1,362.4
Less: Surcharges	147.2	129.4	18.8	44.9	—	340.3
Base Sales	$386.1	$402.5	$96.2	$115.5	$21.8	$1,022.1

Net Sales / Ton	$2,015	$1,736	$2,522	$2,386	$—	$1,992
Surcharges / Ton	$556	$422	$412	$668	$—	$498
Base Sales / Ton	$1,459	$1,314	$2,110	$1,718	$—	$1,494

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

Refer to “Note 12 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Additional Liquidity Considerations

The following represents a summary of total liquidity available under the Amended Credit Agreement in effect as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Cash and cash equivalents	$156.7	$240.7
Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(162.2)	(176.8)
Availability	237.8	223.2
Credit facility amount borrowed	—	—
Letter of credit obligations	(5.3)	(5.3)
Availability not borrowed	232.5	217.9
Total liquidity	$389.2	$458.6

(1) As of December 31, 2025 and 2024, the Company had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Amended Credit Agreement. As of December 31, 2025, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2026 operating and long-range plan, we believe that our cash balance as of December 31, 2025, projected cash generated from operations, borrowings available under the Amended Credit Agreement and committed government funding to support capital investments, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months.

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

We continue to evaluate the best use of our liquidity which would allow us to invest in profitable growth, maintain a strong balance sheet, and return capital to shareholders. We expect capital expenditures to be approximately $70 million in 2026, inclusive of approximately $35 million of capital expenditures partially funded by the U.S. government.

In the year ended December 31, 2025, the Company contributed a total of $62.0 million in pension contributions, most of which related to the Bargaining Plan. In January 2026, the Company made an additional $4.8 million contribution to the Bargaining Plan and currently expects total pension contributions of approximately $27 million for 2026.

During 2023 and 2024, we privately negotiated early repurchases of $7.5 million and $7.8 million, respectively, of the outstanding aggregate principal amount of our Convertible Senior Notes Due 2025.

During the second quarter of 2025, in accordance with the procedures set forth in the Indenture, the Company repaid, in cash, the remaining $5.5 million aggregate principal amount of the Convertible Senior Notes due 2025. In addition to reducing outstanding debt and generating annual interest savings of $0.4 million, the repurchases of convertible notes reduced weighted average diluted shares outstanding for the year ended December 31, 2025 by 0.4 million shares and, on a go-forward basis, reduced diluted shares outstanding by 0.7 million shares.

For additional details regarding the Amended Credit Agreement and the Convertible Notes, please refer to “Note 12 - Financing Arrangements” in the Notes to the Consolidated Financial Statements, and for our discussion regarding risk factors related to our business and our debt, see Risk Factors in this Annual Report on Form 10-K.

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

For the year ended December 31, 2025, the Company repurchased approximately 0.9 million common shares in the open market at an aggregate cost of $13.1 million, which equates to an average repurchase price of $14.53 per share. As of December 31, 2025, the Company had a balance of $89.7 million remaining under its share repurchase program. In total during 2025, 2024 and 2023, the Company repurchased 4.7 million common shares in the open market at an aggregate cost of $83.3 million.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, 2025, 2024, and 2023. For additional details, please refer to the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.

	Year Ended December 31,
	2025	2024	2023
Net cash provided (used) by operating activities	$16.0	$40.3	$125.3
Net cash provided (used) by investing activities	(75.2)	(10.8)	(49.9)
Net cash provided (used) by financing activities	(25.2)	(68.9)	(51.9)
Increase (Decrease) in Cash and Cash Equivalents	$(84.4)	$(39.4)	$23.5

Operating activities

Net cash provided by operating activities for the year ended December 31, 2025 was $16.0 million compared to net cash provided of $40.3 million for the year ended December 31, 2024. The change was primarily driven by higher working capital to support growing business needs and, an increase in required pension contributions.

Investing activities

Net cash used by investing activities for the year ended December 31, 2025 was $75.2 million compared to net cash used of $10.8 million for the year ended December 31, 2024. The year over year variance was due to higher capital expenditures in 2025 compared to 2024, primarily as the government supported project spend accelerated as planned in 2025, partially offset by lower government funding proceeds timing in 2025.

Financing activities

Net cash used by financing activities for the year ended December 31, 2025 was $25.2 million compared to net cash used of $68.9 million for the year ended December 31, 2024. The balance shifted primarily due to lower shares surrendered for taxes, reduced repurchases of common shares, and lower repurchases of Convertible Notes in 2025 compared to 2024.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, purchase commitments as part of normal operations, retirement benefits, and operating leases for property and equipment.

Refer to “Note 12 - Financing Arrangements” in the Notes to the Consolidated Financial Statements for more information regarding scheduled maturities of our long-term debt. Interest payments include interest on the unused commitment fee of 25 basis points related to the Amended Credit Agreement. Interest payable associated with our debt will be approximately $1.0 million due in the next twelve months and $0.7 million through maturity.

Purchase commitments are defined as agreements to purchase goods or services that are enforceable and legally binding. As of December 31, 2025, our undiscounted purchase commitments are approximately $75.2 million due in the next twelve months and $62.6 million due thereafter. Included in purchase commitments are certain obligations related to capital asset commitments, service agreements and energy consumed in our production processes. These purchase commitments do not represent our entire anticipated purchases in the future but represent only those items for which we are contractually obligated as of December 31, 2025. The majority of our products and services are purchased as needed, with no advance commitment. We do not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Retirement benefits are paid from plan assets, cash and cash equivalents and borrowings available under the Amended Credit Agreement. These include payments to meet minimum funding requirements of our defined benefit pension plans, estimated benefit payments for our unfunded supplemental executive retirement pension, and estimated benefit payments for our postretirement plans. The retirement benefit funding requirements are estimated required contributions and are significantly affected by asset returns and several other variables. These amounts are subject to change year to year. These amounts are based on Company estimates and current funding laws; actual future payments may be different. Based on the results of the December 31, 2025 pension calculations, the Company estimates required Bargaining Plan contributions of approximately $27 million in 2026. Refer to “Note 13 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for further information related to the total pension and other postretirement benefit plans and expected benefit payments.

Refer to “Note 11 – Leases” in the Notes to the Consolidated Financial Statement for additional information on leases.

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

As of December 31, 2025, our projected benefit obligations related to our pension and other postretirement benefit plans were $534.8 million and $75.6 million, respectively, and the underfunded status of our pension and other postretirement benefit obligations were $91.7 million and $29.7 million, respectively. These benefit obligations were valued using a weighted average discount rate of 5.56% for pension benefit plans and 5.53% for other postretirement benefit plans. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans.

For the year ended December 31, 2025, net periodic pension expense was $15.5 million and postretirement benefit income was $5.4 million. In 2025, net periodic pension expense and other postretirement benefit income were calculated using a variety of assumptions, including a weighted average discount rate of 5.71% and 5.73%, respectively, and a weighted average expected return on plan assets of 7.62% and 5.90%, respectively. The expected return on plan assets is determined based on forward-looking current market pricing. The forward-looking analysis is performed using a building block approach incorporating inputs such as current yields, valuations, economic data and broad macroeconomic themes.

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

	Hypothetical rate
	increase (decrease)
	0.25%	(0.25)%
Discount rate
Net periodic benefit cost (income), prior to annual remeasurement gains or losses	$0.6	$(0.6)
Benefit obligation	$(12.1)	$12.5
Return on plan assets
Net periodic benefit cost (income), prior to annual remeasurement gains or losses	$(1.2)	$1.2

In 2026, net periodic pension expense is forecasted to be $4.8 million, while postretirement benefit income is forecasted to be $4.2 million. This estimate is based on a weighted average discount rate of 5.56% for the pension benefit plans and 5.53% for other postretirement benefit plans, as well as a weighted average expected return on assets of 7.69% for the pension benefit plans and 6.20% for the other postretirement benefit plans. Actual costs are dependent on various other factors related to participants covered by these plans. Adjustments to our actuarial assumptions could have a material impact on our operating results.

Please refer to “Note 13 - Retirement and Postretirement Plans” in the Notes to the Consolidated Financial Statements for further information related to our pension and other postretirement benefit plans.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings include variable-rate debt. The variable debt consists principally of borrowings under our Credit Agreement. We are exposed to the risk of rising interest rates to the extent we fund our operations with these variable-rate borrowings. As of December 31, 2025, we have no aggregate debt outstanding.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Metallus Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metallus Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026, expressed an unqualified opinion thereon.

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

At December 31, 2025, the Company’s aggregate defined benefit pension and other postretirement benefit obligation was $610.4 million and exceeded the fair value of defined benefit pension and other postretirement plan assets of $489.0 million, resulting in an unfunded defined benefit pension and other postretirement benefit obligation of $121.4 million. As explained in Note 2 and Note 13 to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement, through updating the estimates used to measure the defined benefit pension and other postretirement benefit obligations and plan assets to reflect the actual return on plan assets and updated actuarial assumptions.

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

February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Metallus Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Metallus Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Metallus Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15a and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio

February 20, 2026

Metallus Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions, except per share data)
Net sales	$1,158.3	$1,084.0	$1,362.4
Cost of products sold	1,063.2	986.3	1,175.9
Gross Profit	95.1	97.7	186.5

Selling, general and administrative expenses	94.0	87.7	84.6
Restructuring charges	2.7	—	—
Loss (gain) on sale or disposal of assets, net	(1.3)	0.6	(2.5)
Interest (income) expense, net	(4.9)	(9.6)	(7.1)
Loss on extinguishment of debt	3.6	9.4	11.4
Other (income) expense, net	(0.9)	5.0	3.7
Income (Loss) Before Income Taxes	1.9	4.6	96.4
Provision (benefit) for income taxes	3.1	3.3	27.0
Net Income (Loss)	$(1.2)	$1.3	$69.4

Per Share Data:
Basic earnings (loss) per share	$(0.03)	$0.03	$1.58
Diluted earnings (loss) per share	$(0.03)	$0.03	$1.47

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Net income (loss)	$(1.2)	$1.3	$69.4
Other comprehensive income (loss), net of benefit (provision) for income taxes of $(0.3) million in 2025, $0.1 million in 2024, and $(0.2) million in 2023:
Foreign currency translation adjustments	1.6	(1.2)	0.3
Pension and postretirement liability adjustments	(3.9)	(3.5)	(2.6)
Other comprehensive income (loss), net of tax	(2.3)	(4.7)	(2.3)
Comprehensive Income (Loss), net of tax	$(3.5)	$(3.4)	$67.1

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$156.7	$240.7
Accounts receivable, net of allowances (2025 - $1.8 million; 2024 - $1.7 million)	126.0	90.8
Inventories, net	243.2	219.8
Deferred charges and prepaid expenses	26.4	29.9
Other current assets	0.9	6.1
Total Current Assets	553.2	587.3

Property, plant and equipment, net	562.5	507.3
Operating lease right-of-use assets	11.4	11.7
Finance lease right-of-use assets	3.5	—
Pension assets	5.6	5.5
Intangible assets, net	2.9	3.4
Other non-current assets	1.1	1.5
Total Assets	1,140.2	1,116.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	151.1	119.2
Salaries, wages and benefits	29.0	16.8
Accrued pension and postretirement costs	26.8	66.5
Current operating lease liabilities	4.0	4.8
Current finance lease liabilities	0.8	—
Current convertible notes, net	—	5.4
Government funding liabilities	85.6	53.5
Other current liabilities	17.6	15.3
Total Current Liabilities	314.9	281.5

Credit Agreement	—	—
Non-current operating lease liabilities	7.3	6.9
Non-current finance lease liabilities	2.8	—
Accrued pension and postretirement costs	100.2	110.2
Deferred income taxes	16.9	14.3
Other non-current liabilities	12.1	13.3
Total Liabilities	454.2	426.2

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2025 - 48.2 million shares; issued 2024 - 48.2 million shares	—	—
Additional paid-in capital	850.2	843.9
Retained deficit	(53.6)	(52.4)
Treasury shares - 2025 - 6.5 million; 2024 - 5.9 million	(116.0)	(108.7)
Accumulated other comprehensive income (loss)	5.4	7.7
Total Shareholders’ Equity	686.0	690.5
Total Liabilities and Shareholders’ Equity	1,140.2	1,116.7

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	44,064,891	$847.0	$(123.1)	$(52.1)	$14.7	$686.5
Net income (loss)	—	—	69.4	—	—	69.4
Other comprehensive income (loss)	—	—	—	—	(2.3)	(2.3)
Stock-based compensation expense	—	11.5	—	—	—	11.5
Stock option activity	322,074	2.8	—	—	—	2.8
Purchase of treasury shares, including excise tax	(1,713,743)	(0.3)	—	(32.6)	—	(32.9)
Issuance of treasury shares	640,549	(16.8)	—	16.8	—	—
Shares surrendered for taxes	(177,460)	—	—	(3.4)	—	(3.4)
Balance at December 31, 2023	43,136,311	$844.2	$(53.7)	$(71.3)	$12.4	$731.6
Net income (loss)	—	—	1.3	—	—	1.3
Other comprehensive income (loss)	—	—	—	—	(4.7)	(4.7)
Stock-based compensation expense	—	14.0	—	—	—	14.0
Stock option activity	134,552	1.4	—	—	—	1.4
Purchase of treasury shares, including excise tax	(2,037,110)	—	—	(37.6)	—	(37.6)
Issuance of treasury shares	1,780,574	(15.7)	—	15.7	—	—
Shares surrendered for taxes	(747,019)	—	—	(15.5)	—	(15.5)
Balance at December 31, 2024	42,267,308	$843.9	$(52.4)	$(108.7)	$7.7	$690.5
Net income (loss)	—	—	(1.2)	—	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(2.3)	(2.3)
Stock-based compensation expense	—	14.7	—	—	—	14.7
Stock option activity	9,000	—	—	—	—	—
Purchase of treasury shares, including excise tax	(899,133)	—	—	(13.1)	—	(13.1)
Issuance of treasury shares	453,061	(8.4)	—	8.4	—	—
Shares surrendered for taxes	(177,285)	—	—	(2.6)	—	(2.6)
Balance at December 31, 2025	41,652,951	$850.2	$(53.6)	$(116.0)	$5.4	$686.0

See accompanying Notes to the Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$(1.2)	$1.3	$69.4
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	56.6	54.1	56.9
Amortization of deferred financing fees	0.4	0.5	0.5
Loss on extinguishment of debt	3.6	9.4	11.4
Loss (gain) on sale or disposal of assets, net	(1.3)	0.6	(2.5)
Deferred income taxes	3.7	0.5	(9.7)
Stock-based compensation expense	14.7	14.0	11.5
Pension and postretirement (benefit) expense, net	10.1	14.4	47.1
Changes in operating assets and liabilities:
Accounts receivable, net	(34.7)	21.7	(33.4)
Inventories, net	(22.9)	7.3	(34.9)
Accounts payable	29.1	(19.2)	15.3
Other accrued expenses	13.1	(21.7)	5.3
Deferred charges and prepaid expenses	3.5	(19.6)	(3.9)
Pension and postretirement contributions and payments	(64.1)	(45.5)	(2.8)
Other, net	5.4	22.5	(4.9)
Net Cash Provided (Used) by Operating Activities	16.0	40.3	125.3

Investing Activities
Capital expenditures	(109.0)	(64.3)	(51.6)
Proceeds from government funding	32.1	53.5	—
Proceeds from sale or disposals of property, plant and equipment	1.7	—	1.7
Net Cash Provided (Used) by Investing Activities	(75.2)	(10.8)	(49.9)

Financing Activities
Purchase of treasury shares	(13.1)	(37.6)	(32.6)
Proceeds from exercise of stock options	—	1.4	2.8
Shares surrendered for employee taxes on stock compensation	(2.6)	(15.5)	(3.4)
Repayments on convertible notes	(9.1)	(17.2)	(18.7)
Principal payments under finance lease obligations	(0.4)	—	—
Net Cash Provided (Used) by Financing Activities	(25.2)	(68.9)	(51.9)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(84.4)	(39.4)	23.5
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	241.9	281.3	257.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$157.5	$241.9	$281.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$156.7	$240.7	$280.6
Restricted cash reported in other current assets	0.8	1.2	0.7
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$157.5	$241.9	$281.3

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

Basis of Consolidation:

The Consolidated Financial Statements include the consolidated assets, liabilities, revenues and expenses related to Metallus as of December 31, 2025, 2024 and 2023. All significant intercompany accounts and transactions within Metallus have been eliminated in the preparation of the Consolidated Financial Statements.

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

Substantially all performance obligations arise from the sale of manufactured steel or other products. The Company receives and acknowledges purchase orders from its customers, which define the quantity, pricing, payment and other applicable terms and conditions. In some cases, the Company receives a blanket purchase order from its customer, which includes pricing, payment and other terms and conditions, with quantities defined at the time the customer issues periodic releases from the blanket purchase order.

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

The Company’s contracts with certain Manufactured Components customers extend multiple years and generally average five years. While these contracts set the duration of time, they do not cover or guarantee volumes but rather are focused on piece prices, which are established at the inception of the contract. From time to time, subsequent pricing adjustments are agreed to through negotiation. Pricing adjustments are occasionally determined retroactively based on historical shipments. The Company recognizes revenue for these subsequent price adjustments when they are determined to be probable and estimable. For the year ended December 31, 2023, the Company recognized $16.0 million in subsequent pricing adjustments. No subsequent price adjustments were recognized for the years ended December 31, 2024 or 2025.

Cash Equivalents and Restricted Cash:

Metallus considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's restricted cash balance represents an imprest cash account used for the funding near-term employee healthcare costs via the Company's healthcare plan administrator. The balance of restricted cash as of December 31, 2025 was $0.8 million, which is included in other current assets on the Consolidated Balance Sheets. The Company had $1.2 million of restricted cash as of December 31, 2024.

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

Property, Plant and Equipment, and Finance Lease Obligations, Net:

Property, plant and equipment, net are valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, 3 to 20 years for machinery and equipment, and 3 to 10 years for computer hardware and software.

An asset required under a finance lease will be recorded at the lesser of the present value of the projected lease payments or the fair value of the asset and will be depreciated in accordance with the machinery and equipment and hardware and software lease terms.

Intangible Assets, Net:

Intangible assets, net are valued at cost less accumulated amortization. Intangible assets subject to amortization are amortized using a straight-line method over their legal or estimated useful lives. Definite lived intangible assets are primarily capitalized software with a weighted average useful life of 8 years and amortization expense of $0.9 million, $1.7 million and $2.3 million for the years ended December 31, 2025, 2024 and 2023. Intangible assets subject to amortization are amortized using a straight-line method over their legal or estimated useful lives.

Government Funding:

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-10, "Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities," which requires business entities to provide disclosures on material government assistance transactions for annual reporting periods. The Company retrospectively applied the guidance in conjunction with the agreement entered into with the United States Army during the first quarter of 2024 to support the Army's mission of ramping up munitions production. In accordance with ASU 2025-10, funding for capital expenditures is recorded as a reduction to property, plant and equipment at the completion of the project, as the primary conditions for receipt of these funds are to build-out new assets to support increased munitions production for the United States Army. The adoption of this standard did not change the Company’s accounting treatment of government funded projects.

The agreement with the United States Army is considered a long-term contract, under Internal Revenue Code Section 460, which mandates the use of the percentage-of-completion method for determining taxable income. The impact of this is reflected in the Company’s effective tax rate reconciliation as “Long‑term contract adjustments (IRC §460).”

Through December 31, 2025, the Company received $85.6 million in funding related to this agreement and recorded the funding as a current liability on the Consolidated Balance Sheets and as investing within the Consolidated Cash Flows. There was $81.3 million and $8.0 million in capital spending related to assets associated with this agreement in 2025 and 2024, respectively.

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

Refer to “Note 10 - Property, Plant and Equipment” for additional information.

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

Stock-Based Compensation:

Metallus recognizes stock-based compensation expense based on the grant date fair value of the stock-based awards over their required vesting period on a straight-line basis, whether the awards were granted with ratable or cliff vesting. Stock options are issued with an exercise price equal to the closing market price of Metallus common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield.

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

In the fourth quarter of 2023, the Board approved and authorized a performance-based Transformation Incentive Grant program (the “Transformation Incentive Grant Program”). Under the Transformation Incentive Grant Program, certain employees were granted performance-based restricted stock unit awards designed to be earned based upon the closing price performance of the Company's common shares during a performance period running from December 1, 2023 through December 31, 2026. Similar to the annual performance-based restricted stock units, the fair value of each share is determined using a Monte Carlo valuation model, a generally accepted lattice pricing model. There were no additional grants under the Transformation Incentive Grant Program during 2025.

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

Adoption of New Accounting Standards

The Company adopted the following Accounting Standard Updates (“ASU”) during 2025:

Standard Adopted	Description	Required Effective Date	MTUS Impact
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The standard enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid.	Annual periods beginning after December 15, 2024, with early adoption permitted.

The Company adopted this standard retrospectively to all periods presented in the Form 10-K for the year ended December 31, 2025. The guidance resulted in additional disclosures and does not impact recognition or measurement in our Consolidated Financial Statements. Refer to Note 7 - Income Tax Provision.

ASU 2025-10, Government Grants (Topic 832) - Accounting for Government Grants Received by Business Entities	The standard enhances disclosures primarily related to government grants received by a business entity.	Annual periods beginning after December 15, 2028, with early adoption permitted.

The Company early adopted this standard retrospectively to all periods presented in the Form 10-K for the year ended December 31, 2025. The guidance does not impact recognition or measurement in our Consolidated Financial Statements. Refer to Note 2 - Significant Accounting Policies.

Accounting Standards Issued But Not Yet Adopted

The Company has considered the recent ASU's issued by the Financial Accounting Standards Board summarized below:

Standard Adopted	Description	Required Effective Date	MTUS Impact
ASU 2024-03, Disaggregated Expenses

The standard enhances the detail of expenses presented in the income statement including items such as: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization.

		Annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted.	The Company is currently evaluating the impact of the adoption of this ASU on its disclosures. The standard has no impact on the results of operations and financial condition.

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

	Year Ended December 31,
	2025	2024	2023
Net Sales:
United States	$1,039.5	$951.0	$1,239.4
Foreign	118.8	133.0	123.0
	$1,158.3	$1,084.0	$1,362.4

	December 31,
	2025	2024
Long-lived Assets, net:
United States	$580.1	$522.0
Foreign	0.2	0.4
	$580.3	$522.4

Note 4 - Revenue Recognition

The following table provides the major sources of revenue by end-market for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Industrial	$408.1	390.5	533.3
Automotive	472.3	452.3	531.9
Aerospace and Defense	161.4	134.9	115.0
Energy	99.4	87.3	160.4
Other(1)	17.1	19.0	21.8
Total Net Sales	$1,158.3	$1,084.0	$1,362.4

(1) “Other” sales by end-market includes the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Bar	$702.6	$641.8	$917.1
Tube	126.4	139.1	170.1
Manufactured components	312.2	284.1	253.4
Other(2)	17.1	19.0	21.8
Total Net Sales	$1,158.3	$1,084.0	$1,362.4

(2) “Other” for sales by product type relates to the Company’s scrap sales.

Note 5 - Restructuring Charges

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

Metallus recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at December 31, 2025 is expected to be used in the next twelve months.

The following is a summary of the restructuring reserve for the year ended December 31, 2025:

Balance at December 31, 2024	$—
Expenses	2.7
Payments	(0.1)
Balance at December 31, 2025	$2.6

Note 6 - Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Pension and postretirement non-service benefit (income) loss	$(5.9)	$(5.7)	$(4.6)
Loss (gain) from remeasurement of benefit plans	6.6	10.3	40.6
Foreign currency exchange loss (gain)	(0.2)	0.4	—
Insurance recoveries	—	—	(31.3)
Sales and use tax refund	(1.1)	—	(1.4)
Miscellaneous (income) expense	(0.3)	—	0.4
Total other (income) expense, net	$(0.9)	$5.0	$3.7

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

In the second quarter of 2024, the Company entered into an agreement to purchase a group annuity contract from The Prudential Insurance Company of America (“Prudential”) in connection with the annuitization of the Salaried Plan and the Salaried Plan was annuitized in the second quarter of 2024. As of December 31, 2024, the Company has no remaining liabilities or obligations as it relates to the Salaried Plan.

A net loss of $6.6 million from the remeasurement of all Company pension and postretirement benefit plans was recognized for the year ended December 31, 2025. The loss was driven by a $27.8 million increase in pension liability, primarily due to updated census data and a decrease in discount rate, partially offset by $21.2 million of investment gains on plan assets.

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

In January 2026, the Company contributed an additional $4.8 million to the Bargaining Plan and expects total pension contributions of approximately $27 million in 2026.

For more details on the aforementioned remeasurements, refer to “Note 13 - Retirement and Postretirement Plans.”

During 2025, the Company received a commitment from the State of Ohio related to the overpayment of sales and use taxes for the period of October 1, 2016 through March 31, 2023. This resulted in a gain recognized of $1.1 million, net of related professional fees, for the year ended December 31, 2025.

During the fourth quarter of 2023, the Company received a commitment from the State of Ohio related to the overpayment of sales and use taxes for the period of January 1, 2020 through March 31, 2023. This resulted in a gain recognized of $1.4 million, net of related professional fees, for the year ended December 31, 2023.

During the second half of 2022, the Faircrest melt shop experienced unplanned operational downtime. Metallus recognizes an insurance recovery when it is realized or considered realizable, in accordance with the accounting guidance. The Company recognized and received an insurance recovery of $31.3 million in 2023. In January 2024, the Company received $20.0 million of insurance recoveries and the 2022 insurance claims were closed in the first quarter of 2024.

Note 7 - Income Tax Provision

Income (loss) from operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below.

	Years Ended December 31,
	2025	2024	2023
United States	$3.6	$4.5	$103.2
Non-United States	(1.7)	0.1	(6.8)
Income (loss) from operations before income taxes	$1.9	$4.6	$96.4

The provision (benefit) for income taxes consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$(0.8)	$2.6	$30.4
State and local	—	(0.1)	6.1
Foreign	0.2	0.3	0.2
Total current tax expense (benefit)	$(0.6)	$2.8	$36.7
Deferred:
Federal	$3.5	$0.4	$(9.2)
State and local	0.2	0.1	(0.5)
Foreign	—	—	—
Total deferred tax expense (benefit)	3.7	0.5	(9.7)
Provision (benefit) for incomes taxes	$3.1	$3.3	$27.0

The reconciliation between Metallus' effective tax rate on income (loss) from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31,
	2025	Tax Rate	2024	Tax Rate	2023	Tax Rate
U.S. federal income tax provision (benefit) at statutory rate	$0.4	21.0%	$1.0	21.0%	$20.2	21.0%
Nontaxable or Nondeductible Items:
Meals and Entertainment	0.4	21.0%	0.4	8.4%	0.3	0.3%
Lobbying Expenses	0.1	5.3%	0.1	1.1%	—	—%
Stock Options	0.7	36.8%	(5.6)	(123.7)%	(2.0)	(2.1)%
Extinguishment of Debt	0.7	36.8%	2.0	43.2%	2.4	2.5%
Excess Compensation	0.5	26.3%	5.5	121.0%	0.6	0.6%
State and local income taxes, net of federal tax benefit	0.1	5.3%	(0.1)	(0.2)%	4.3	4.4%
Tax Credits:
Research and Development Credit	(0.3)	(15.8)%	(0.1)	(0.1)%	(0.3)	(0.3)%
Changes in Valuation Allowance:
United Kingdom	0.5	26.3%	(0.5)	(11.2)%	1.6	1.7%
Other Reconciling Adjustment	0.3	15.9%	0.2	4.6%	0.1	0.1%
Foreign Tax Effects:
United Kingdom	(0.4)	(21.0)%	0.3	6.5%	(0.2)	(0.2)%
Mexico	0.1	5.3%	0.1	1.6%	—	—%
Provision (benefit) for income taxes	$3.1		$3.3		$27.0
Effective tax rate		163.2%		72.2%		28.0%

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

The permanent differences for the year ended December 31, 2025 are primarily due to the non-deductible loss on settlement of Convertible Senior Notes due 2025 and non-deductible compensation.

Cash taxes paid by (refunded to) Metallus for the periods ended December 31, 2025, 2024 and 2023 were $(7.1) million, $27.9 million, and $25.3 million, respectively. Income taxes paid exceeds 5% of total income taxes paid, net of refunds, in the following jurisdictions:

	Years Ended December 31,
	2025	2024	2023
Federal	$(6.5)	$21.5	$19.0
State:
Illinois	—	2.0	1.7
Michigan	(0.7)	0.9	0.5
Canton, Ohio	—	1.7	1.3
All other states	(0.1)	1.5	1.4
Foreign:
Mexico	0.2	0.3	1.4
Total income tax payments (refunds)	$(7.1)	$27.9	$25.3

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2025 and 2024 was as follows:

	Years Ended December 31,
	2025	2024
Deferred tax liabilities:
Depreciation	$(60.3)	$(69.5)
Long‑term contract adjustments (IRC §460)	(6.0)	—
Prepaid insurance	(1.5)	(1.3)
Leases - right-of-use asset	(2.8)	(2.8)
Deferred tax liabilities	$(70.6)	$(73.6)
Deferred tax assets:
Tax loss carryforwards	$23.4	$15.6
Pension and postretirement benefits	29.4	41.2
Other employee benefit accruals	9.2	8.4
Lease liability	2.8	2.8
State decoupling	0.9	1.2
Capital loss carryforward	0.8	0.8
Capitalized R&D	1.7	3.0
Other, net	1.5	1.3
Deferred tax assets subtotal	$69.7	$74.3
Valuation allowances	(16.0)	(15.0)
Deferred tax assets	53.7	59.3
Net deferred tax assets (liabilities)	$(16.9)	$(14.3)

As of December 31, 2025 and 2024, the Company had a net deferred tax liability of $16.9 million and $14.3 million, respectively, on the Consolidated Balance Sheets. As of December 31, 2025, the Company had loss carryforwards in the UK totaling $64.0 million with various expiration dates. There are $25.2 million federal loss carryforwards in the U.S and there are $109.9 million in state and certain local loss carryforwards with various expiration dates.

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

As of December 31, 2025 and 2024, the Company had no total gross unrecognized tax benefits, and no amounts which represented unrecognized tax benefits that would favorably impact Metallus' effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2025, Metallus does not anticipate a change in its unrecognized tax positions during the next 12 months. Metallus had no accrued interest and penalties related to uncertain tax positions as of December 31, 2025 and 2024.

As of December 31, 2025, the tax years 2022 to the present remain open to examination by the IRS.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions, including provisions related to fixed asset bonus depreciation and research and development expenditures, that may affect the Company's financial results. These provisions did not have a material impact on the annual effective tax rate in 2025. The Company is currently evaluating the impact of provisions taking effect in future years, which could affect the Company’s effective tax rate, deferred tax assets, and cash taxes in future periods.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards were excluded in the computation of diluted earnings (loss) per share for the year ended December 31, 2025 as these shares would be anti-dilutive.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were excluded in the computation of diluted earnings (loss) per share for the year ended December 31, 2025 as these shares would be anti-dilutive.

The reduction in the dilutive effect on convertible notes from 2023 to 2025 is attributable to the settlement of Convertible Notes during that period. For additional details regarding the Convertible Notes please refer to "Note 12 - Financing Arrangements.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss), basic	$(1.2)	$1.3	$69.4
Add convertible notes interest	—	—	1.0
Net income (loss), diluted	$(1.2)	$1.3	$70.4

Denominator:
Weighted average shares outstanding, basic	41.9	43.2	43.8
Dilutive effect of equity-based awards	—	1.1	2.1
Dilutive effect of convertible notes	—	—	1.9
Weighted average shares outstanding, diluted	41.9	44.3	47.8

Basic earnings (loss) per share	$(0.03)	$0.03	$1.58
Diluted earnings (loss) per share	$(0.03)	$0.03	$1.47

Note 9 – Inventories

The components of inventories as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Manufacturing supplies	$61.3	$57.5
Raw materials	21.5	13.6
Work in process	128.5	114.5
Finished products	33.2	35.3
Gross inventory	244.5	220.9
Allowance for inventory reserves	(1.3)	(1.1)
Total inventories, net	$243.2	$219.8

Note 10 - Property, Plant and Equipment

The components of property, plant and equipment, net as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Land	$11.1	$11.2
Buildings and improvements	441.2	436.0
Machinery and equipment	1,413.7	1,375.5
Construction in progress	137.5	92.1
Subtotal	2,003.5	1,914.8
Less allowances for depreciation	(1,441.0)	(1,407.5)
Property, plant and equipment, net	$562.5	$507.3

Total depreciation expense was $55.7 million, $52.4 million, and $54.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. There was no accelerated depreciation or impairment charges for the years ended December 31, 2025, 2024 and 2023.

For the year ended December 31, 2025, the Company recorded a net gain on sale and disposal of assets of $1.3 million primarily related to the sale of land in first quarter of 2025.

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

Supplemental cash flow information related to non-cash investing activity was as follows:

	Year Ended December 31,
	2025	2024	2023
Accrued property, plant and equipment purchases	$16.0	$17.6	$12.1

Note 11 - Leases

The Company has operating leases primarily related to machinery and equipment, vehicles and information technology equipment. These leases have remaining lease terms of less than one year to approximately five years, some of which may include options to extend the lease for one or more years. Certain leases also include options to purchase the leased asset. As of December 31, 2025, the Company has two financing leases for a total of $3.5 million. As of December 31, 2025, the weighted average remaining lease term for our operating leases was 3.2 years and our finance leases was 4.3 years.

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

The components of operating and finance lease cost for the years ended December 31, 2025, 2024 and 2023 as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$7.6	$7.5	$7.3
Short-term lease cost	1.0	1.5	0.8

Finance lease cost
Amortization of right-of-use assets	0.6	—	—
Interest on lease liabilities	0.2	—	—
Total lease cost	$9.4	$9.0	$8.1

When available, the rate implicit in the lease is used to discount lease payments to present value; however, the Company’s leases generally do not provide a readily determinable implicit rate. Therefore, the incremental borrowing rate to discount the lease payments is estimated using market-based information available at lease commencement. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2025 and 2024 was 4.9%, respectively. The weighted average discount rate used to measure our financing lease liabilities as of December 31, 2025 was 4.8%.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$6.3	$6.9	$7.1
Right-of-use assets obtained in exchange for operating lease obligations	$5.5	$5.5	$5.6
Cash paid for amounts included in the measurement of financing lease liabilities	$0.4	$—	$—
Right-of-use assets obtained in exchange for financing lease obligations	$3.9	$—	$—

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

	Operating Leases	Financing Leases
2026	$4.5	$0.9
2027	3.4	0.9
2028	2.7	0.9
2029	1.4	0.8
2030 and after	0.3	0.3
Total future minimum lease payments	12.3	3.8
Less amount of lease payment representing interest	(0.9)	(0.3)
Total present value of lease payments	$11.4	$3.5

Note 12 - Financing Arrangements

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

As of December 31, 2025, the amount available under the Amended Credit Agreement was $232.5 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

Convertible Senior Notes due 2025

The principal amount of the Convertible Senior Notes due 2025 upon issuance was $46.0 million. Transaction costs related to the Convertible Senior Notes due 2025 incurred upon issuance were $1.5 million. These costs were amortized to interest expense over the term of the notes. The Indenture for the Convertible Senior Notes due 2025 provided that notes would become convertible during a quarter when the share price for 20 trading days during the final 30 trading days of the immediately preceding quarter was greater than 130% of the conversion price. This criterion was met during the fourth quarter of 2024, and the only remaining noteholder requested to settle the notes during the first quarter of 2025. During the second quarter of 2025, the Company settled the outstanding notes, in cash, for $9.1 million and a loss on extinguishment of debt of $3.6 million was recognized. As of December 31, 2025, the Company has no outstanding debt.

Interest (income) expense, net

The following table provides the components of interest (income) expense, net for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$1.8	$2.5	$2.7
Interest income	(6.7)	(12.1)	(9.8)
Interest (income) expense, net	$(4.9)	$(9.6)	$(7.1)

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of December 31, 2025, the carrying value of the Company's money market investment was $18.9 million, which approximates the fair value. The Company had $110.2 million invested in a money market fund as of December 31, 2024, and $139.7 cash invested in a money market fund as of December 31, 2023. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally, as of December 31, 2025 and 2024, the Company has $129.9 and $125.4 million, respectively, of cash held in other accounts which generate interest income at a rate similar to the money market fund.

Interest expense in December 31, 2024 and 2023 included $0.8 million and $1.0 million, respectively specifically related to the Convertible Notes.

The total cash interest paid for the year ended December 31, 2025 , 2024, and 2023 was $1.1 million, $2.0 million and $2.1 million, respectively.

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

For the year ended December 31, 2025, the Company repurchased approximately 0.9 million common shares in the open market at an aggregate cost of $13.1 million, which equates to an average repurchase price of $14.53 per share. As of December 31, 2025, the Company had a balance of $89.7 million remaining under its share repurchase program. For the year ended December 31, 2024, the Company repurchased approximately 2.0 million common shares in the open market at an aggregate cost of $37.6 million, which equates to an average repurchase price of $18.45 per share. For the year ended December 31, 2023, the Company repurchased approximately 1.7 million common shares in the open market at an aggregate cost of $32.6 million, which equates to an average repurchase price of $19.03 per share.

Note 13 - Retirement and Postretirement Plans

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

Bargaining Plan

On February 5, 2026, the United Steelworkers (“USW”) Local 1123 voted to ratify a new four-year contract (the “Contract”). The Contract, which is in effect until September 30, 2029, offers Metallus’ bargaining employees an increase to base wages every year, competitive healthcare and retirement benefits for all members, and has a continued focus on employee wellbeing as well as safe and sustainable operations. The Contract covers approximately 1,200 bargaining employees at the Company’s Canton, Ohio operations.

In the year ended December 31, 2025, the Company contributed a total of $62.0 million in pension contributions, most of which related to the Bargaining Plan. The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions. Based on the results of the December 31, 2025 pension calculations, the Company estimates total required pension contributions of approximately $27 million in 2026, which primarily relates to the Bargaining Plan. In January 2026, the Company contributed $4.8 million to the Bargaining Plan. Future required pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as future funding laws.

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

The following table sets forth the change in benefit obligation for the pension and postretirement benefit plans as of December 31, 2025:

	Pension
	United States of America		Foreign
Change in benefit obligation:	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Benefit obligation at the beginning of year	$471.6	$16.1	$49.4	$537.1	$80.1
Service cost	8.9	—	—	8.9	0.5
Interest cost	25.8	0.9	2.8	29.5	4.3
Actuarial (gains) losses	26.8	—	0.4	27.2	0.6
Benefits paid	(29.2)	(0.6)	(3.3)	(33.1)	(9.9)
Settlements	(38.6)	—	—	(38.6)	—
Foreign currency translation adjustment	—	—	3.8	3.8	—
Benefit obligation at the end of year	$465.3	$16.4	$53.1	$534.8	$75.6

Significant actuarial losses related to changes in benefit obligations for 2025 primarily resulted from census updates and a decrease in discount rates. Significant settlements were a result of lump sum payments during 2025.

The following table sets forth the change in benefit obligation for the pension and postretirement benefit plans as of December 31, 2024:

	Pension
	United States of America			Foreign
Change in benefit obligation:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Benefit obligation at the beginning of year	$490.9	$124.0	$16.5	$57.2	$688.6	$84.9
Service cost	8.9	0.3	—	—	9.2	0.6
Interest cost	25.4	2.3	0.9	2.5	31.1	4.3
Actuarial (gains) losses	(16.9)	(1.5)	(0.7)	(5.5)	(24.6)	(0.2)
Benefits paid	(36.7)	(6.9)	(0.6)	(4.0)	(48.2)	(9.5)
Settlements	—	(118.2)	—	—	(118.2)	—
Foreign currency translation adjustment	—	—	—	(0.8)	(0.8)	—
Benefit obligation at the end of year	$471.6	$—	$16.1	$49.4	$537.1	$80.1

Significant actuarial gains related to changes in benefit obligations for 2024 primarily resulted from an increase in discount rates. Significant settlements were a result of the Salaried Plan annuity purchase as well as lump sum payments during 2024.

The following table sets forth the change in plan assets and funded status for the pension and postretirement benefit plan as of December 31, 2025:

	Pension
	United States of America		Foreign
Change in plan assets:	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Fair value of plan assets at the beginning of year	$341.7	$—	$54.9	$396.6	$49.4
Actual return on plan assets	50.5	—	0.8	51.3	4.9
Company contributions / payments	60.1	0.6	2.0	62.7	1.5
Benefits paid	(29.2)	(0.6)	(3.3)	(33.1)	(9.9)
Settlements	(38.6)	—	—	(38.6)	—
Foreign currency translation adjustment	—	—	4.2	4.2	—
Fair value of plan assets at end of year	$384.5	$—	$58.6	$443.1	$45.9
Funded status at end of year	$(80.8)	$(16.4)	$5.5	$(91.7)	$(29.7)

The following table sets forth the change in plan assets and funded status for the pension and postretirement benefit plan as of December 31, 2024:

	Pension
	United States of America			Foreign
Change in plan assets:	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Fair value of plan assets at the beginning of year	$334.7	$129.6	$—	$61.3	$525.6	$53.8
Actual return on plan assets	2.8	(0.9)	—	(3.4)	(1.5)	2.7
Company contributions / payments	40.9	(3.6)	0.6	1.9	39.8	2.4
Benefits paid	(36.7)	(6.9)	(0.6)	(4.0)	(48.2)	(9.5)
Settlements	—	(118.2)	—	—	(118.2)	—
Foreign currency translation adjustment	—	—	—	(0.9)	(0.9)	—
Fair value of plan assets at end of year	$341.7	$—	$—	$54.9	$396.6	$49.4
Funded status at end of year	$(129.9)	$—	$(16.1)	$5.5	$(140.5)	$(30.7)

The Bargaining Plan, Supplemental Plan, and the recently terminated Salaried Plan have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. The Company's accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components.

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

For the years ended December 31, 2025 and 2024, the administrative expenses for all plans totaled $2.5 million and $3.3 million, respectively. These expenses are included in benefits paid in the tables above.

The accumulated benefit obligation at December 31, 2025 exceeded the fair value of plan assets for the Bargaining Plan and the unfunded Supplemental Plan. For the Bargaining Plan and Supplemental Plan, the accumulated benefit obligation was $457.6 million and $16.4 million, respectively, as of December 31, 2025.

The accumulated benefit obligation for all pension plans was $526.9 million and $532.5 million as of December 31, 2025 and 2024, respectively.

Amounts recognized on the balance sheet at December 31, 2025 for the Company's pension and postretirement benefit plans include:

	Pension
	United States of America		Foreign
	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Non-current assets	$—	$—	$5.6	$5.6	$—
Current liabilities	(25.0)	(0.6)	—	(25.6)	(1.2)
Non-current liabilities	(55.8)	(15.8)	—	(71.6)	(28.6)
Total	$(80.8)	$(16.4)	$5.6	$(91.6)	$(29.8)

Amounts recognized on the balance sheet at December 31, 2024 for the Company's pension and postretirement benefit plans include:

	Pension
	United States of America			Foreign
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Non-current assets	$—	$—	$—	$5.5	$5.5	$—
Current liabilities	(64.7)	—	(0.6)	—	(65.3)	(1.2)
Non-current liabilities	(65.2)	—	(15.5)	—	(80.7)	(29.5)
Total	$(129.9)	$—	$(16.1)	$5.5	$(140.5)	$(30.7)

Included in accumulated other comprehensive income (loss) at December 31, 2025 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension
	United States of America		Foreign
	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Unrecognized prior service (benefit) cost	$8.6	$—	$0.5	$9.1	$(32.0)

Included in accumulated other comprehensive income (loss) at December 31, 2024 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension
	United States of America			Foreign
	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Unrecognized prior service (benefit) cost	$9.9	$—	$—	$0.4	$10.3	$(38.0)

The weighted average assumptions used in determining benefit obligation as of December 31, 2025 and 2024 were as follows:

	Pension		Postretirement
Assumptions:	2025	2024	2025	2024
Discount rate	5.56%	5.71%	5.53%	5.73%
Future compensation assumption	3.00%	3.50%	n/a	n/a

The weighted average assumptions used in determining benefit cost for the years ended December 31, 2025 and 2024 were as follows:

	Pension		Postretirement
Assumptions:	2025	2024	2025	2024
Discount rate	5.71%	5.33%	5.73%	5.43%
Future compensation assumption	3.50%	3.00%	n/a	n/a
Expected long-term return on plan assets	7.62%	7.15%	5.90%	5.80%

The discount rate assumption is based on current rates of high-quality long-term corporate bonds over the same period that benefit payments will be required to be made. The expected rate of return on plan assets assumption is based on the weighted-average expected return on the various asset classes in the plans’ portfolios. The asset class return is based on expected rates of return for various asset classes, as well as historical asset class and fund performance.

For measurement purposes, the weighted-average annual rate of increase in the per capita cost ("health care cost trend rate") was not applicable for the years 2025 and 2024.

The components of net periodic benefit cost (income) for the year ended December 31, 2025 were as follows:

	Pension
	United States of America		Foreign
Components of net periodic benefit cost (income):	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Service cost	$8.9	$—	$—	$8.9	$0.5
Interest cost	25.8	0.9	2.8	29.5	4.3
Expected return on plan assets	(30.0)	—	(2.3)	(32.3)	(2.7)
Amortization of prior service cost	1.2	—	—	1.2	(5.9)
Settlements	—	—	—	—	—
Net remeasurement losses (gains)	6.4	—	1.8	8.2	(1.6)
Net Periodic Benefit Cost (Income)	$12.3	$0.9	$2.3	$15.5	$(5.4)

The components of net periodic benefit cost (income) for the year ended December 31, 2024 were as follows:

	Pension
	United States of America			Foreign
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Service cost	$8.9	$0.3	$—	$—	$9.2	$0.6
Interest cost	25.4	2.3	0.9	2.5	31.1	4.3
Expected return on plan assets	(28.0)	(2.4)	—	(3.1)	(33.5)	(2.9)
Amortization of prior service cost	1.2	—	—	—	1.2	(5.9)
Settlements	—	—	—	—	—	—
Net remeasurement losses (gains)	8.3	1.8	(0.7)	1.0	10.4	(0.1)
Net Periodic Benefit Cost (Income)	$15.8	$2.0	$0.2	$0.4	$18.4	$(4.0)

The components of net periodic benefit cost (income) for the year ended December 31, 2023 were as follows:

	Pension
	United States of America			Foreign
Components of net periodic benefit cost (income):	Bargaining Plan	Salaried Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Service cost	$9.5	$0.9	$—	$—	$10.4	$0.7
Interest cost	25.9	6.7	0.9	2.3	35.8	4.7
Expected return on plan assets	(26.9)	(7.5)	—	(2.7)	(37.1)	(3.4)
Amortization of prior service cost	1.3	—	—	—	1.3	(6.0)
Curtailment	—	—	—	—	—	—
Net remeasurement losses (gains)	26.6	4.0	0.6	7.5	38.7	1.9
Net Periodic Benefit Cost (Income)	$36.4	$4.1	$1.5	$7.1	$49.1	$(2.1)

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

The target allocations for each plan's assets are as follows:

	Pension
	United States of America		Foreign
Target Allocations:	Bargaining Plan	Supplemental Plan	Pension Plans	Weighted Average Pension	Postretirement Plans
Equity securities	38.0%	n/a	—	33.0%	26.0%
Debt securities	34.0%	n/a	100.0%	42.7%	67.0%
Other investments	28.0%	n/a	—	24.3%	7.0%

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

Level 3 - Require significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of such investments. Investments in private debt and real estate are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. These estimates incorporate factors such as contributions and distributions, market transactions, market comparables, discounted cash flow estimates, third party appraisals or valuations, and performance multiples.

The following table presents the fair value hierarchy for those investments of the Company's pension assets measured at fair value on a recurring basis as of December 31, 2025:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$11.1	$2.8	$8.3	$—
U.S government and agency securities	43.1	43.1	—	—
Mutual fund - equities	96.1	96.1	—	—
Mutual fund - fixed income	14.8	14.8	—	—
Mutual fund - tactical tilt	12.8	12.8	—	—
Exchange traded funds	1.4	1.4	—	—
Real estate	23.1	—	—	23.1
Private debt	33.7	—	—	33.7
Total Assets in the fair value hierarchy	$236.1	$171.0	$8.3	$56.8
Assets measured at net asset value (1)	207.0	—	—	—
Total Assets	$443.1	$171.0	$8.3	$56.8

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and hedge funds. As of December 31, 2025, these assets are redeemable at net asset value within 90 days, except for certain private investments with an estimated liquidation period of one to ten years.

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

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities, limited partnerships, real estate partnerships, and hedge funds. As of December 31, 2024, these assets were redeemable at net asset value within 90 days, except for certain private investments with an estimated liquidation period of one to ten years.

The following table sets forth a summary of changes in the fair value of the Company's pension plan level three assets for the year ended December 31, 2025:

Level 3 assets only
2025
Balance at the beginning of year	$51.9
Transfers in and/or out of Level 3	—
Actual return on plan assets:
Realized gain (loss)	0.9
Net unrealized gain (loss)	2.8
Purchases, sales, issuances and settlements:
Purchases	5.8
Sales	(4.6)
Balance at the end of year	$56.8

The following table presents the fair value hierarchy for those investments of the Company's postretirement assets measured at fair value on a recurring basis as of December 31, 2025:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2.5	$2.5	$—	$—
Mutual fund - equities	11.3	11.3	—	—
Mutual fund - fixed income	6.2	6.2	—	—
Mutual fund - real assets	0.9	0.9	—	—
Mutual fund - tactical tilt	2.1	2.1	—	—
Total Assets in the fair value hierarchy	$23.0	$23.0	$—	$—
Assets measured at net asset value (1)	22.9	—	—	—
Total Assets	$45.9	$23.0	$—	$—

(1) Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Such assets include common collective trusts that invest in equity securities and fixed income securities. As of December 31, 2025, these assets are redeemable at net asset value on a daily basis.

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

Future benefit payments are expected to be as follows:

	Pension
	United States of America		Foreign
Benefit Payments:	Bargaining Plan	Supplemental Plan	Pension Plans	Postretirement Plans
2026	43.9	0.6	2.8	8.0
2027	46.7	12.8	3.2	7.7
2028	46.0	0.5	3.3	7.3
2029	44.0	0.5	3.5	7.0
2030	44.3	0.5	3.6	6.8
2031-2035	189.0	1.9	19.8	30.4

The Company expects to make required contributions and payments to its pension and postretirement plans of $32.1 million in the next 12 months and $94.0 million from 2027 through 2035. The timing and amount of future required pension contributions is significantly affected by asset returns and actuarial assumptions.

Defined Contribution Plans

The Company recorded expense primarily related to employer matching and non-discretionary contributions to these defined contribution plans of $3.6 million in 2025, $3.1 million in 2024, and $3.4 million in 2023.

Note 14 - Stock-Based Compensation

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

Stock Options

There were no stock options granted during the years ended December 31, 2025, 2024 and 2023.

The following summarizes the Company's stock option activity from January 1, 2025 to December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding as of December 31, 2024	300,218	$11.23
Granted	—	—	—	—
Exercised	(9,000)	6.90	—	—
Canceled, forfeited or expired	(35,980)	29.00	—	—
Outstanding as of December 31, 2025	255,238	$8.88	3.4	$2.1
Options expected to vest	—	—	—	—
Options exercisable	255,238	$8.88	3.4	$2.1

Time-Based Restricted Stock Units

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period.

The following summarizes the Company's stock-settled, time-based restricted stock unit activity from January 1, 2025 to December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,215,132	$14.55
Granted	623,750	14.07
Vested	(310,750)	15.60
Canceled, forfeited or expired	(26,184)	17.23
Outstanding as of December 31, 2025	1,501,948	$14.08

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

The following summarizes the Company's stock-settled performance-based restricted stock unit activity from January 1, 2025 to December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	590,887	$25.93
Granted	329,580	17.31
Vested	(176,747)	25.04
Canceled, forfeited or expired	(4,080)	17.85
Outstanding as of December 31, 2025	739,640	$22.35

Transformation Incentive Grant Program

In the fourth quarter of 2023, the Board approved a performance-based Transformation Incentive Grant program (the “Transformation Incentive Grant Program”). Under the Transformation Incentive Grant Program, certain employees were granted performance-based restricted stock unit awards designed to be earned based upon the closing price performance of the Company's common shares during a performance period running from December 1, 2023 through December 31, 2026. Similar to the annual performance-based restricted stock units, the fair value of each share is determined using a Monte Carlo valuation model, a generally accepted lattice pricing model. There were no additional grants under the Transformation Incentive Grant Program during 2025 and 2024. As of December 31, 2025, the number of shares under the transformation incentive grant program is 350,000 shares at a weighted average of $22.46.

Metallus recognized stock-based compensation expense of $14.7 million, $14.0 million and $11.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, future stock-based compensation expense related to the unvested portion of all awards is approximately $18.2 million, which is expected to be recognized over a weighted average period of 1.7 years.

Note 15 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2024	$(7.7)	$15.4	$7.7
Other comprehensive income before reclassifications, before income tax	1.6	—	1.6
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.6)	(3.6)
Tax effect	—	(0.3)	(0.3)
Net current period other comprehensive income (loss), net of income taxes	1.6	(3.9)	(2.3)
Balance as of December 31, 2025	$(6.1)	$11.5	$5.4

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2023	$(6.5)	$18.9	$12.4
Other comprehensive income before reclassifications, before income tax	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.6)	(3.6)
Tax effect	—	0.1	0.1
Net current period other comprehensive income (loss), net of income taxes	(1.2)	(3.5)	(4.7)
Balance as of December 31, 2024	$(7.7)	$15.4	$7.7

The amount reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2025 and December 31, 2024 for the pension and postretirement liability adjustment was included in other (income) expense, net in the Consolidated Statements of Operations. For more details refer to "Note 13 - Retirement and Postretirement Plans."

Note 16 – Contingencies

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

Note 17 – Subsequent Events

On February 5, 2026, the USW Local 1123 voted to ratify a new four-year contract. The ratification of the Contract, which is in effect until September 30, 2029, resulted in a one‑time payment of approximately $2.0 million, which will be paid in the first quarter of 2026.

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

The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2025, Metallus' internal control over financial reporting is effective.

Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, has issued an audit report on our assessment of Metallus' internal control over financial reporting as of December 31, 2025. Please refer to Item 8, “Reports of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fourth quarter of 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Required information will be set forth under the captions “Proposal 1: Election of directors” in the proxy statement to be filed within 120 days of December 31, 2025 in connection with the annual meeting of shareholders to be held on April 30, 2026, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board of directors information - Audit committee” in the proxy statement to be filed within 120 days of December 31, 2025 in connection with the annual meeting of shareholders to be held on April 30, 2026, and is incorporated herein by reference. Information regarding compliance with Section 16(a) by the Company's section 16 reporting persons is set forth under the caption "Delinquent Section 16(a) reports" in the proxy statement to be filed within 120 days of December 31, 2025 in connection with the annual meeting of shareholders to be held on April 30, 2026 and is incorporated herein by reference.

The Board of Directors has adopted insider trading policies and procedures that apply to all of the company's directors, officers, and employees, as well as certain other designated individuals, to prevent the misuse of confidential information about the company, as well as other companies with which we have a business relationship, and to promote compliance with all applicable securities laws. Required information will be set forth under the caption “Corporate governance – Insider Trading Policy” in the proxy statement to be filed within 120 days of December 31, 2025 in connection with the annual meeting of shareholders to be held on April 30, 2026, and is incorporated herein by reference.

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

Item 11. Executive Compensation

Required information will be set forth under the captions “Compensation discussion and analysis”; “2025 Summary compensation table”; “2025 Grants of plan-based awards table”; “Outstanding equity awards at 2025 year-end table”; “2025 Option exercises and stock vested table”; “Pension benefits”; “2025 Nonqualified deferred compensation table”; “Potential payments upon termination or change in control”; “Director compensation”; “CEO pay ratio”; “Board of directors information - Compensation committee”; “Board of directors information - Compensation committee interlocks and insider participation”; and “Board of directors information - Compensation committee report” in the proxy statement to be filed within 120 days of December 31, 2025 in connection with the annual meeting of shareholders to be held on April 30, 2026, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Required information, regarding beneficial ownership by management and beneficial owners of more than 5% of the Company’s common shares, will be set forth under the caption “Beneficial ownership of common stock” in the proxy statement to be filed within 120 days of December 31, 2025 in connection with the annual meeting of shareholders to be held on April 30, 2026, and is incorporated herein by reference. Required information regarding securities authorized for issuance under the Company’s equity compensation plans is included in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Required information will be set forth under the captions “Corporate governance - Director independence” and “Corporate governance - Related-party transactions approval policy” in the proxy statement to be filed within 120 days of December 31, 2025 in connection with the annual meeting of shareholders to be held on April 30, 2026, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2025 and 2024 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors will be set forth under the captions “ Proposal 2: Ratification of selection of independent auditor - Services of independent auditor for 2025“ and “Proposal 2: Ratification of selection of independent auditor - Audit committee pre-approval policies and procedures” in the proxy statement to be filed within 120 days of December 31, 2025 in connection with the annual meeting of shareholders to be held on April 30, 2026, and is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.

(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.

(a)(3) Listing of Exhibits

Exhibit Number	Exhibit Description
2.1†	Separation and Distribution Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).
3.2	Code of Regulations of Metallus Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on February 25, 2020, File No. 001-36313).
10.1†	Tax Sharing Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.2†	Employee Matters Agreement, dated as of June 30, 2014, by and between TimkenSteel Corporation and The Timken Company.
10.3

Form of Amended and Restated Employee Excess Benefits Agreement with TimkenSteel Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).

10.4

Amended and Restated 2014 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on October 28, 2016, Registration No. 333-214297).

10.5

Amended and Restated Annual Performance Award Plan, effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2023, File No. 001-36313).

10.6	Supplemental Pension Plan (Effective June 30, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).
10.7	Form of Severance Agreement with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2014, File No. 001-36313).
10.8	Amended and Restated 2014 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).
10.9††	Form of Director Indemnification Agreement.
10.10††	Form of Officer Indemnification Agreement.
10.11††	Form of Director and Officer Indemnification Agreement.
10.12	Amended and Restated Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-36313).
10.13	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2017, File No. 001-36313).
10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019, File No. 001-36313).
10.15	Form of Director Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2020, File No. 001-36313).
10.16

Severance Agreement dated as of January 1, 2021 between the Company and Michael S. Williams (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 25, 2021, File No. 001-36313).

10.17

Form of Severance Agreement between the Company and Certain Executive Officers (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 25, 2021, File No. 001-36313).

10.18	2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020, File No. 001-36313).

10.19	Amended and Restated 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2021, File No. 001-36313).
10.20	Form of Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021, File No. 001-36313).
10.21

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
10.23

Form of Transformation Incentive Grant Performance-Based Restricted Share Unit Agreement for Tier 1 and 2 Participants (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).

10.24

Form of Transformation Incentive Grant Performance-Based Restricted Share Unit Agreement for Tier 3 and 4 Participants (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).

10.25	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024, File No. 001-36313).
10.26	Form of Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024, File No. 001-36313).
10.27	Form of Performance-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2025, File No. 001-36313).
10.28*	Form of Time-Based Restricted Share Unit Agreement
10.29*	Form of Performance-Based Restricted Share Unit Agreement
19.1	Metallus Inc. Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on February 27, 2025, File No. 001-36313).
21.1*	A list of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Metallus Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 28, 2024, File No. 001-36313).
101.INS*	Inline XBRL Instance Document - the instance document dose not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.
†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of the Company’s Current Report on Form 8-K filed on July 3, 2014, File No. 001-36313.
††	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number of Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 15, 2014, File No. 001-36313.
*	Filed herewith.
**	Furnished herewith.

Schedule II-Valuation and Qualifying Accounts

Allowance for uncollectible accounts:	2025	2024	2023
Balance at Beginning of Period	$1.7	$2.0	$1.0
Additions:
Charged to Costs and Expenses (1)	0.1	—	1.2
Deductions (2)	—	(0.3)	(0.2)
Balance at End of Period	$1.8	$1.7	$2.0
Allowance for inventory reserves:	2025	2024	2023
Balance at Beginning of Period	$1.1	$0.7	$0.5
Additions:
Charged to Costs and Expenses (3)	0.5	0.6	1.1
Deductions (4)	(0.3)	(0.2)	(0.9)
Balance at End of Period	$1.3	$1.1	$0.7
Valuation allowance on deferred tax assets:	2025	2024	2023
Balance at Beginning of Period	$15.0	$15.5	$13.0
Additions:
Charged to Costs and Expenses (5)	1.0	—	2.5
Charged to Other Accounts (6)	—	—	—
Deductions (7)	—	(0.5)	—
Balance at End of Period	$16.0	$15.0	$15.5

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

METALLUS INC.

Date:	February 20, 2026	/s/ /John M. Zaranec
John M. Zaranec Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Williams	Chief Executive Officer (Principal Executive Officer)	February 20, 2026
Michael S. Williams

/s/ John M. Zaranec	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2026
John M. Zaranec

/s/ Nicholas A. Yacobozzi	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2026
Nicholas A. Yacobozzi

*	Director
Mary Ellen Baker		February 20, 2026

*	Director
Nicholas J. Chirekos		February 20, 2026

*	Director
Randall H. Edwards		February 20, 2026

*	Director
Kenneth V. Garcia		February 20, 2026

*	Director
Ellis A. Jones		February 20, 2026

*	Director
Melissa M. Miller		February 20, 2026

*	Director
Donald T. Misheff		February 20, 2026

*	Director
Jamy P. Rankin		February 20, 2026

*	Director
Ronald A. Rice		February 20, 2026

*	Director
Randall A. Wotring		February 20, 2026

*Signed by the undersigned as attorney-in-fact and agent for the directors indicated.

/s/ John M. Zaranec	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2026
John M. Zaranec