Form 10-Q
period 2026-03-31
Metallus Inc.
filed 2026-05-05
CIK 1598428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Shares, without par value	41,627,806

Metallus Inc.

Part I. Financial Information

Item 1. Financial Statements

Metallus Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2026	2025
(Dollars in millions, except per share data)
Net sales	$308.3	$280.5
Cost of products sold	283.2	258.6
Gross Profit	25.1	21.9

Selling, general and administrative expenses	22.2	24.3
Loss (gain) on sale or disposal of assets, net	0.2	(1.5)
Interest (income) expense, net	(0.4)	(1.5)
Other (income) expense, net	(4.9)	(2.3)
Income (Loss) Before Income Taxes	8.0	2.9
Provision (benefit) for income taxes	2.6	1.6
Net Income (Loss)	$5.4	$1.3

Per Share Data:
Basic earnings (loss) per share	$0.13	$0.03
Diluted earnings (loss) per share	$0.13	$0.03

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Net income (loss)	$5.4	$1.3
Other comprehensive income (loss), net of benefit (provision) for income taxes of none and $(0.1) million for the three months ended March 31, 2026 and 2025.
Foreign currency translation adjustments	(0.1)	0.4
Pension and postretirement liability adjustments	(4.6)	(1.3)
Other comprehensive income (loss), net of tax	(4.7)	(0.9)
Comprehensive Income (Loss), net of tax	$0.7	$0.4

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$104.0	$156.7
Accounts receivable, net of allowances (2026 - $2.2 million; 2025 - $1.8 million)	147.4	126.0
Inventories, net	279.6	243.2
Deferred charges and prepaid expenses	19.8	26.4
Other current assets	1.3	0.9
Total Current Assets	552.1	553.2

Property, plant and equipment, net	561.3	562.5
Operating lease right-of-use assets	10.1	11.4
Finance lease right-of-use assets	3.5	3.5
Pension assets	7.3	5.6
Intangible assets, net	2.8	2.9
Other non-current assets	1.1	1.1
Total Assets	$1,138.2	$1,140.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$175.3	$151.1
Salaries, wages and benefits	19.2	29.0
Accrued pension and postretirement costs	12.1	26.8
Current operating lease liabilities	3.7	4.0
Current finance lease liabilities	0.8	0.8
Government funding liabilities	91.5	85.6
Other current liabilities	16.4	17.6
Total Current Liabilities	319.0	314.9

Credit Agreement	—	—
Non-current operating lease liabilities	6.7	7.3
Non-current finance lease liabilities	2.0	2.8
Accrued pension and postretirement costs	98.9	100.2
Deferred income taxes	16.9	16.9
Other non-current liabilities	11.7	12.1
Total Liabilities	455.2	454.2

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2026 - 48.2 million shares and 2025 - 48.2 million shares	—	—
Additional paid-in capital	846.2	850.2
Retained deficit	(48.2)	(53.6)
Treasury shares - 2026 - 6.5 million; 2025 - 6.5 million	(115.7)	(116.0)
Accumulated other comprehensive income (loss)	0.7	5.4
Total Shareholders’ Equity	683.0	686.0
Total Liabilities and Shareholders’ Equity	$1,138.2	$1,140.2

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2025	41,652,951	$850.2	$(53.6)	$(116.0)	$5.4	$686.0
Net income (loss)	—	—	5.4	—	—	5.4
Other comprehensive income (loss)	—	—	—	—	(4.7)	(4.7)
Stock-based compensation expense	—	3.3	—	—	—	3.3
Stock option activity	28,824	0.3	—	—	—	0.3
Purchase of treasury shares, including excise tax	(277,178)	—	—	(4.3)	—	(4.3)
Issuance of treasury shares	393,323	(7.6)	—	7.6	—	—
Shares surrendered for taxes	(158,649)	—	—	(3.0)	—	(3.0)
Balance As of March 31, 2026	41,639,271	$846.2	$(48.2)	$(115.7)	$0.7	$683.0

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2024	42,267,308	$843.9	$(52.4)	$(108.7)	$7.7	$690.5
Net income (loss)	—	—	1.3	—	—	1.3
Other comprehensive income (loss)	—	—	—	—	(0.9)	(0.9)
Stock-based compensation expense	—	3.4	—	—	—	3.4
Purchase of treasury shares, including excise tax	(395,296)	—	—	(5.6)	—	(5.6)
Issuance of treasury shares	423,150	(7.7)	—	7.7	—	—
Shares surrendered for taxes	(175,992)	—	—	(2.6)	—	(2.6)
Balance As of March 31, 2025	42,119,170	$839.6	$(51.1)	$(109.2)	$6.8	$686.1

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$5.4	$1.3
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	13.7	13.7
Amortization of deferred financing fees	0.1	0.1
Loss (gain) on sale or disposal of assets, net	0.2	(1.5)
Stock-based compensation expense	3.3	3.4
Pension and postretirement (benefit) expense, net	(2.3)	0.8
Changes in operating assets and liabilities:
Accounts receivable, net	(21.4)	(34.8)
Inventories, net	(36.4)	(10.8)
Accounts payable	36.3	34.0
Other accrued expenses	(11.4)	2.9
Deferred charges and prepaid expenses	6.6	2.5
Pension and postretirement contributions and payments	(19.8)	(53.0)
Other, net	(1.2)	2.5
Net Cash Provided (Used) by Operating Activities	(26.9)	(38.9)

Investing Activities
Capital expenditures	(24.7)	(27.5)
Proceeds from government funding	5.9	12.9
Proceeds from disposals of property, plant and equipment	—	1.7
Net Cash Provided (Used) by Investing Activities	(18.8)	(12.9)

Financing Activities
Purchase of treasury shares	(4.3)	(5.6)
Proceeds from exercise of stock options	0.3	—
Shares surrendered for employee taxes on stock compensation	(3.0)	(2.6)
Net Cash Provided (Used) by Financing Activities	(7.0)	(8.2)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(52.7)	(60.0)
Cash, cash equivalents, and restricted cash at beginning of period	157.5	241.9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$104.8	$181.9

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$104.0	$180.3
Restricted cash reported in other current assets	0.8	1.6
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$104.8	$181.9

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in millions, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared by Metallus Inc. (the “Company” or “Metallus”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Metallus' audited Consolidated Financial Statements and Notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2 - Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any new Accounting Standard Updates (“ASU”) in the first quarter of 2026.

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

Note 4 - Government Funding

On February 27, 2024, the Company entered into an agreement with the United States Army ("U.S. Army"). The agreement provides for $99.75 million in funding to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. For the quarter ended March 31, 2026 and 2025, the Company received $5.9 million and $12.9 million, respectively, in funding related to this agreement and recorded the funding as a current liability on the Consolidated Balance Sheets and as investing within the Consolidated Cash Flows. For the quarter ended March 31, 2026 and 2025, there was $18.3 million and $13.9 million, respectively, in capital spending related to assets associated with this agreement.

In April 2026, the Company received an additional $9.5 million in government funding related to this agreement.

For further details, refer to Metallus' “Note 2 - Significant Accounting Policies” in its annual report on Form 10K for the year ended December 31, 2025.

Note 5 - Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Industrial	$112.3	$101.7
Automotive	112.7	113.2
Aerospace & Defense	51.9	32.5
Energy	26.7	28.7
Other (1)	4.7	4.4
Total Net Sales	$308.3	$280.5

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Bar	$200.9	$166.0
Tube	33.0	31.4
Manufactured components	69.7	78.7
Other (2)	4.7	4.4
Total Net Sales	$308.3	$280.5

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

Metallus recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at March 31, 2026 is expected to be used in the next twelve months.

Balance at December 31, 2025	$2.6
Expenses	—
Payments	(1.3)
Balance at March 31, 2026	$1.3

Note 7 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Pension and postretirement non-service benefit (income) loss	$(2.2)	$(1.4)
Loss (gain) from remeasurement of benefit plans	(2.5)	—
Sales and use tax refund	—	(0.8)
Miscellaneous (income) expense	(0.2)	(0.1)
Total other (income) expense, net	$(4.9)	$(2.3)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

For more details on the aforementioned remeasurement, refer to “Note 12 - Retirement and Postretirement Plans.”

Note 8 - Income Tax Provision

Metallus’ provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended March 31,
	2026	2025
Provision (benefit) for incomes taxes	$2.6	$1.6
Effective tax rate	32.5%	53.3%

Income tax expense for the three months ended March 31, 2026 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the three months ended March 31, 2026 was 32.5% compared to 53.3% in the three months ended March 31, 2025. The decrease in the effective tax rate for the three months ended March 31, 2026 is primarily related to higher pre-tax income and the impact of discrete items related to stock based compensation awards.

For the three months ended March 31, 2026 and 2025, there were $1.8 million of state and local income tax refunds. For the three months ended March 31, 2026, there were no tax payments. In April 2026, the Company received a $2.2 million refund from the Internal Revenue Service (“IRS”) for overpayments of 2024 federal estimated taxes.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 2.7 million shares for the three months ended March 31, 2026. For the three months ended March 31, 2026, 0.2 million shares were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.5 million shares and 1.0 million shares assumed purchased with potential proceeds for the three months ended March 31, 2026, were included in the denominator of the diluted earnings (loss) per share calculation.

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

Convertible Notes

Common share equivalents for shares issuable upon the conversion of outstanding Convertible Notes were excluded in the computation of diluted earnings (loss) per share for three months ended March 31, 2025 as these shares would be anti-dilutive. There is no dilution on the Convertible Notes in 2026 as these were settled during the second quarter of 2025.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss), basic	$5.4	$1.3
Add convertible notes interest	—	—
Net income (loss), diluted	$5.4	$1.3

Denominator:
Weighted average shares outstanding, basic	41.7	42.1
Dilutive effect of stock-based awards	1.5	0.9
Weighted average shares outstanding, diluted	43.2	43.0

Basic earnings (loss) per share	$0.13	$0.03
Diluted earnings (loss) per share	$0.13	$0.03

Note 10 - Inventories

The components of inventories, net of reserves as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Manufacturing supplies	$62.6	$61.3
Raw materials	39.3	21.5
Work in process	136.6	128.5
Finished products	42.4	33.2
Gross inventory	280.9	244.5
Allowance for inventory reserves	(1.3)	(1.3)
Total inventories, net	$279.6	$243.2

Note 11 - Financing Arrangements

For a detailed discussion of the Company's long-term debt and credit arrangements, refer to “Note 12 - Financing Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company has no outstanding debt as of March 31, 2026.

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

As of March 31, 2026, the amount available under the Amended Credit Agreement was $270.7 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

Interest (Income) Expense, net

The following table provides the components of interest (income) expense, net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Interest expense	$0.4	$0.5
Interest income	(0.8)	(2.0)
Interest (income) expense, net	$(0.4)	$(1.5)

Interest expense for the three months ended March 31, 2026 is primarily driven by capital lease obligations. Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of March 31, 2026, the carrying value of the Company's money market investment was $12.6 million, which approximates the fair value. The Company had $42.6 million in cash invested in a money market fund as of March 31, 2025. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally, as of March 31, 2026 and 2025, the Company had $59.6 and $126.9 million, respectively, of cash held in other accounts which generate interest income at a rate similar to the money market fund.

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

For the three months ended March 31, 2026, the Company repurchased approximately 0.3 million common shares in the open market at an aggregate cost of $4.3 million, which equates to an average repurchase price of $15.55 per share. As of March 31, 2026, the Company had a balance of $85.4 million remaining on its authorized share repurchase program.

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

The Contract ratification resulted in several changes to the Bargaining Plan, including the option for eligible employees to freeze their pension accrual in exchange for an opportunity to elect an in-service lump sum distribution of their pension benefit at age 59 1/2. These changes required a remeasurement of the Bargaining Plan's pension obligations and plan assets during the first quarter of 2026. A gain of $2.5 million was recognized for the three months ended March 31, 2026, primarily driven by investment gains on plan assets and a decrease in the net pension liability as a result of an increase in the discount rate.

The remeasurement incorporated various assumptions used by the Company’s actuaries in calculating pension obligations and plan assets. These assumptions include discount rates, the expected return on plan assets, and estimates of the number of eligible employees expected to elect an in‑service lump‑sum distribution. Actual results differing from these assumptions, as well as changes in assumptions, could affect future pension expense and obligations.

In the three months ended March 31, 2026, the Company contributed a total of $19.8 million to its pension plans. In April 2026, the Company contributed an additional $5.4 million to the Bargaining Plan and anticipates additional pension contributions of approximately $5.0 million for the remainder of 2026. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

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

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended March 31, 2026 were as follows:

	Pension
	United States of America		Foreign
	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Service cost	$2.2	$—	$—	$2.2	$0.1
Interest cost	6.2	0.2	0.7	7.1	1.0
Expected return on plan assets	(7.9)	—	(0.5)	(8.4)	(0.7)
Amortization of prior service cost	0.3	—	—	0.3	(1.5)
Net remeasurement losses (gains)	(2.4)	—	—	(2.4)	—
Curtailment losses (gains)	(0.1)			(0.1)	—
Net Periodic Benefit Cost (Income)	$(1.7)	$0.2	$0.2	$(1.3)	$(1.1)

The components of net periodic benefit cost (income) for the three months ended March 31, 2025 were as follows:

	Pension
	United States of America		Foreign
	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Service cost	$2.2	$—	$—	$2.2	$0.1
Interest cost	6.5	0.2	0.7	7.4	1.1
Expected return on plan assets	(7.5)	—	(0.6)	(8.1)	(0.7)
Amortization of prior service cost	0.3	—	—	0.3	(1.5)
Net Periodic Benefit Cost (Income)	$1.5	$0.2	$0.1	$1.8	$(1.0)

The Bargaining Plan and Supplemental Plan each have a provision that permits employees to elect to receive their pension benefits in a lump sum upon retirement. The Company's accounting policy is to recognize settlements during the quarter in which it is projected that the costs of all settlements during the year will be greater than the sum of the service cost and interest cost components.

Note 13 – Stock-Based Compensation

During the three months ended March 31, 2026, the Board of Directors granted 378,000 time-based restricted stock units and 308,000 performance-based restricted stock units, which primarily relates to the annual grant to our employees. During the three months ended March 31, 2025, the Board of Directors granted 470,980 time-based restricted stock units and 329,580 performance-based restricted stock units, which relates to the annual grant to our employees.

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period. The weighted average fair value of the restricted stock units granted during the three months ended March 31, 2026 was $17.72 per share.

Performance-based restricted stock units issued in 2026 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires Metallus to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the three months ended March 31, 2026 was $17.21 per share.

Metallus recognized stock-based compensation expense of $3.3 million for the three months ended March 31, 2026 compared to $3.4 million for the three months ended March 31, 2025. Future stock-based compensation expense related to the unvested portion of all awards is approximately $26.0 million. The future expense is expected to be recognized over the remaining vesting periods through 2029.

Note 14 - Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2025	$(6.1)	$11.5	$5.4
Other comprehensive income (loss) before reclassifications, before income tax	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(4.6)	(4.6)
Tax effect	—	—	—
Net current period other comprehensive income (loss), net of income taxes	(0.1)	(4.6)	(4.7)
Balance as of March 31, 2026	$(6.2)	$6.9	$0.7

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2024	$(7.7)	$15.4	$7.7
Other comprehensive income (loss) before reclassifications, before income tax	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(1.2)	(1.2)
Tax effect	—	(0.1)	(0.1)
Net current period other comprehensive income (loss), net of income taxes	0.4	(1.3)	(0.9)
Balance as of March 31, 2025	$(7.3)	$14.1	$6.8

The amount reclassified from accumulated other comprehensive income (loss) in the three months ended March 31, 2026 and 2025 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

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

Business Highlights

The following items represent key trends and events during the three months ended March 31, 2026:

•
Capital investments: The Company continues to invest organically with capital investments of $24.7 million in the three months ended March 31, 2026. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability, as well as new assets to increase throughput and efficiency which are being substantially funded by the U.S. government.
•
Government Funding: In the three months ended March 31, 2026, the Company received $4.9 million from the U.S. government as part of the previously announced $99.75 million funding agreement to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. The Company expects the remaining funding to be provided as mutually agreed upon milestones are achieved throughout the project. The Company plans to commission and ramp-up production of the new bloom reheat furnace and roller furnace during 2026. Through March 31, 2026, and inclusive of amounts received in 2024 and 2025, the Company has received $91.5 million of government funding, with total spend of $108.1 million.
•
Liquidity: Our balance sheet has remained strong, with total liquidity of $374.7 million, including cash and cash equivalents of $104.0 million as of March 31, 2026. Operating cash outflow of $26.9 million in the first quarter was primarily due to higher working capital requirements to support ramping business needs and the timing of required pension contributions, as expected.
•
Share repurchase program: The Company repurchased 0.3 million common shares in the open market at an aggregate cost of $4.3 million in the three months ended March 31, 2026. As of March 31, 2026, the Company had a balance of $85.4 million remaining on its authorized share repurchase program.
•
United Steelworkers ("USW") contract: The USW Local 1123 ratified a new four-year labor agreement with Metallus on February 5, 2026. A one‑time payment in the total amount of $1.9 million was made in the first quarter of 2026 to union employees, in accordance with the terms of the agreement, along with $0.3 million of one-time payments related to external parties assisting with achieving the new labor agreement.

(1) Please see discussion of non-GAAP financial measures in Form 10-Q – Net Sales Adjusted to Exclude Surcharges

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended March 31, 2026 and 2025.

Net Sales
$400
$300
$200
$100
$0
$ in Millions
$308.3
$280.5
2026
2025

Shipments (tons)
Tons in thousands
180
160
140
120
100
80
60
40
20
0
163.8
152.9
2026
2025

Net sales for the three months ended March 31, 2026 were $308.3 million, an increase of $27.8 million, or 9.9% compared with the three months ended March 31, 2025. The increase in net sales was primarily driven by higher shipments and surcharges as a result of higher scrap and alloy market prices. Higher volume of 10.9 thousand ship tons resulted in a net sales increase of $16.1 million across all end-markets except energy. The increase in surcharges of $11.7 million was primarily a result of higher shipments, scrap and alloy prices and energy surcharges. Excluding surcharges, net sales increased $16.1 million or 7.2%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended March 31, 2025 as compared to the three months ended March 31, 2026.

Gross profit for the three months ended March 31, 2026 increased $3.2 million, or 14.6% compared with the three months ended March 31, 2025. The increase was primarily driven by higher volume, favorable price/mix and raw material spread, partially offset by higher manufacturing costs. All end-market sectors except energy were favorably impacted by higher volume. Favorable price/mix was due to higher aerospace & defense shipments, partially offset by higher automotive shipments. Raw material spread increased due to higher shipments and alloy prices. Unfavorable manufacturing was due to higher utility costs, increased costs related to the ratified union contract, and costs related to investments in our manufacturing optimization projects, partially offset by increased fixed cost leverage on higher production volume.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2026 and 2025.

SG&A Expense
Three months ended March 31,
$ in Millions
$30
$25
$20
$15
$10
$5
$0
$22.2
$24.3
2026
2025

SG&A expense for the three months ended March 31, 2026 decreased by $2.1 million, or 8.6%, compared with the same period in 2025. The decrease was primarily due to lower professional services and salary and benefits expense.

Interest (Income) Expense, net

Net interest income for the three months ended March 31, 2026 was $0.4 million compared with net interest income of $1.5 million for the three months ended March 31, 2025. The decline in net interest income was primarily due to a combination of lower interest rates and average cash balances in 2026 compared to 2025. Refer to “Note 11 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended March 31,
	2026	2025	$ Change
Pension and postretirement non-service benefit (income) loss	$(2.2)	$(1.4)	$(0.8)
Loss (gain) from remeasurement benefit plan	(2.5)	—	(2.5)
Sales and use tax refund	—	(0.8)	0.8
Miscellaneous (income) expense	(0.2)	(0.1)	(0.1)
Total other (income) expense, net	$(4.9)	$(2.3)	$(2.6)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost.

For more details on the aforementioned remeasurement, refer to “Note 12 - Retirement and Postretirement Plans."

Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change
Provision (benefit) for income taxes	$2.6	$1.6	$1.0
Effective tax rate	32.5%	53.3%	-20.8%

The effective tax rate for the three months ended March 31, 2026 was 32.5% compared to 53.3% in the three months ended March 31, 2025. The decrease in the effective tax rate for the three months ended March 31, 2026 is primarily related higher pre-tax income.

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

(dollars in millions, ship tons in thousands)
	Three Months Ended March 31, 2026
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	67.1	66.6	17.7	12.4	—	163.8

Net Sales	$112.3	$112.7	$51.9	$26.7	$4.7	$308.3
Less: Surcharges	31.4	23.2	8.4	7.0	—	70.0
Base Sales	$80.9	$89.5	$43.5	$19.7	$4.7	$238.3

Net Sales / Ton	$1,674	$1,692	$2,932	$2,153	$—	$1,882
Surcharges / Ton	$468	$348	$475	$565	$—	$427
Base Sales / Ton	$1,206	$1,344	$2,457	$1,588	$—	$1,455

	Three Months Ended March 31, 2025
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	66.3	64.1	8.6	13.9	—	152.9

Net Sales	$101.7	$113.2	$32.5	$28.7	$4.4	$280.5
Less: Surcharges	26.6	21.6	3.4	6.7	—	58.3
Base Sales	$75.1	$91.6	$29.1	$22.0	$4.4	$222.2

Net Sales / Ton	$1,534	$1,766	$3,779	$2,065	$—	$1,835
Surcharges / Ton	$401	$337	$395	$482	$—	$381
Base Sales / Ton	$1,133	$1,429	$3,384	$1,583	$—	$1,454

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

Refer to “Note 11 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$104.0	$156.7

Credit Agreement:
Maximum availability	$400.0	$400.0
Suppressed availability(1)	(124.0)	(162.2)
Availability	276.0	237.8
Amount borrowed	—	—
Letter of credit obligations	(5.3)	(5.3)
Availability not borrowed	$270.7	$232.5

Total liquidity	$374.7	$389.2

(1) As of March 31, 2026, and December 31, 2025, Metallus had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Credit Agreement. As of March 31, 2026, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2026 operating and long-range plan, we believe that our cash balance as of March 31, 2026, projected cash generated from operations, borrowings available under the Credit Agreement and committed government funding to support capital investments, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including pension and postretirement benefit obligations, for at least the next twelve months. We expect capital expenditures to be approximately $70 million in 2026, inclusive of approximately $35 million of capital expenditures funded by the U.S. government.

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

For the three months ended March 31, 2026, the Company repurchased approximately 0.3 million common shares at an aggregate cost of $4.3 million in the open market, which equates to an average repurchase price of $15.55 per share. As of March 31, 2026, the Company had a balance of $85.4 million remaining under its share repurchase program. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. These authorizations reflect the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2026 and 2025. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Three Months Ended March 31,
	2026	2025
Net cash provided (used) by operating activities	$(26.9)	$(38.9)
Net cash provided (used) by investing activities	(18.8)	(12.9)
Net cash provided (used) by financing activities	(7.0)	(8.2)
Increase (Decrease) in Cash and Cash Equivalents	$(52.7)	$(60.0)

Operating activities

Net cash used by operating activities for the three months ended March 31, 2026 was $26.9 million compared to net cash used of $38.9 million for the three months ended March 31, 2025. The decrease in the first quarter seasonal cash flow usage year over year primarily relates to lower pension contributions in 2026.

Investing activities

Net cash used by investing activities for the three months ended March 31, 2026 was $18.8 million compared to net cash used of $12.9 million for the three months ended March 31, 2025. The change was due to lower proceeds from government funding in the three months ended March 31, 2026 compared to the same period in 2025.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2026 was $7.0 million compared to net cash used of $8.2 million in the three months ended March 31, 2025. The change was primarily due to lower repurchases of common shares, partially offset by higher shares surrendered for taxes in 2026 compared to the same period in 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes in our exposure to market risk since December 31, 2025.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended March 31, 2026.

(Dollars in millions, except shares and per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$89.7
January, 2026	—	$—	—	$89.7
February, 2026	—	$—	—	$89.7
March, 2026	277,178	$15.55	277,178	$85.4
Quarter ended March 31, 2026	277,178	$15.55	277,178	$85.4

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

METALLUS INC.

Date:	May 5, 2026	/s/John M. Zaranec
John M. Zaranec Executive Vice President and Chief Financial Officer (Principal Financial Officer)