Form 10-Q
period 2026-09-30
Metallus Inc.
filed 2026-11-03
CIK 1598428

fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2026
Common Shares, without par value	41,258,894

Metallus Inc.

Part I. Financial Information

Item 1. Financial Statements

Metallus Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions, except per share data)
Net sales	$337.2	$305.9	$986.5	$891.0
Cost of products sold	300.9	270.9	891.0	801.9
Gross Profit	36.3	35.0	95.5	89.1

Selling, general and administrative expenses	23.8	24.5	69.7	71.7
Restructuring charges	—	2.7	—	2.7
Loss (gain) on sale or disposal of assets, net	0.2	0.2	0.4	(1.3)
Interest (income) expense, net	(0.3)	(1.4)	(0.8)	(4.2)
Loss on extinguishment of debt	—	—	—	3.6
Other (income) expense, net	(19.7)	(1.9)	(26.0)	(5.8)
Income (Loss) Before Income Taxes	32.3	10.9	52.2	22.4
Provision (benefit) for income taxes	8.5	2.8	14.1	9.3
Net Income (Loss)	$23.8	$8.1	$38.1	$13.1

Per Share Data:
Basic earnings (loss) per share	$0.57	$0.19	$0.92	$0.31
Diluted earnings (loss) per share	$0.55	$0.19	$0.88	$0.30

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)
Net income (loss)	$23.8	$8.1	$38.1	$13.1

Other comprehensive income (loss), net of benefit (provision) for income taxes of $0.1 million and none for the three months ended September 30, 2026 and 2025, and net of benefit (provision) for income taxes of $0.1 million and $(0.3) million for the nine months ended September 30, 2026 and 2025

Foreign currency translation adjustments	(0.1)	(0.1)	(0.1)	1.5
Pension and postretirement liability adjustments	(1.2)	(1.1)	(5.2)	(3.8)
Other comprehensive income (loss), net of tax	(1.3)	(1.2)	(5.3)	(2.3)
Comprehensive Income (Loss), net of tax	$22.5	$6.9	$32.8	$10.8

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$98.6	$156.7
Accounts receivable, net of allowances (2026 - $2.4 million; 2025 - $1.8 million)	155.0	126.0
Inventories, net	294.7	243.2
Deferred charges and prepaid expenses	20.1	26.4
Other current assets	1.2	0.9
Total Current Assets	569.6	553.2

Property, plant and equipment, net	457.2	562.5
Operating lease right-of-use assets	11.3	11.4
Finance lease right-of-use assets	3.0	3.5
Pension assets	6.9	5.6
Intangible assets, net	2.4	2.9
Other non-current assets	2.3	1.1
Total Assets	$1,052.7	$1,140.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$157.4	$151.1
Salaries, wages and benefits	27.9	29.0
Accrued pension and postretirement costs	17.4	26.8
Current operating lease liabilities	4.0	4.0
Current finance lease liabilities	0.8	0.8
Government funding liabilities	—	85.6
Other current liabilities	23.4	17.6
Total Current Liabilities	230.9	314.9

Credit Agreement	—	—
Non-current operating lease liabilities	7.2	7.3
Non-current finance lease liabilities	2.2	2.8
Accrued pension and postretirement costs	73.2	100.2
Deferred income taxes	16.9	16.9
Other non-current liabilities	7.5	12.1
Total Liabilities	337.9	454.2

Shareholders’ Equity
Preferred shares, without par value; authorized 10.0 million shares, none issued	—	—
Common shares, without par value; authorized 200.0 million shares; issued 2026 - 48.2 million shares and 2025 - 48.2 million shares	—	—
Additional paid-in capital	852.2	850.2
Retained deficit	(15.5)	(53.6)
Treasury shares - 2026 - 6.8 million; 2025 - 6.5 million	(122.0)	(116.0)
Accumulated other comprehensive income (loss)	0.1	5.4
Total Shareholders’ Equity	714.8	686.0
Total Liabilities and Shareholders’ Equity	$1,052.7	$1,140.2

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2025	41,652,951	$850.2	$(53.6)	$(116.0)	$5.4	$686.0
Net income (loss)	—	—	5.4	—	—	5.4
Other comprehensive income (loss)	—	—	—	—	(4.7)	(4.7)
Stock-based compensation expense	—	3.3	—	—	—	3.3
Stock option activity	28,824	0.3	—	—	—	0.3
Purchase of treasury shares, including excise tax	(277,178)	—	—	(4.3)	—	(4.3)
Issuance of treasury shares	393,323	(7.6)	—	7.6	—	—
Shares surrendered for taxes	(158,649)	—	—	(3.0)	—	(3.0)
Balance As of March 31, 2026	41,639,271	$846.2	$(48.2)	$(115.7)	$0.7	$683.0
Net income (loss)	—	—	8.9	—	—	8.9
Other comprehensive income (loss)	—	—	—	—	0.7	0.7
Stock-based compensation expense	—	3.3	—	—	—	3.3
Purchase of treasury shares, including excise tax	(190,382)	—	—	(3.6)	—	(3.6)
Issuance of treasury shares	52,272	(0.9)	—	0.9	—	—
Shares surrendered for taxes	(5,629)	—	—	—	—	—
Balance As of June 30, 2026	41,495,532	$848.6	$(39.3)	$(118.4)	$1.4	$692.3
Net income (loss)	—	—	23.8	—	—	23.8
Other comprehensive income (loss)	—	—	—	—	(1.3)	(1.3)
Stock-based compensation expense	—	3.6	—	—	—	3.6
Purchase of treasury shares, including excise tax	(186,991)	—	—	(3.6)	—	(3.6)
Issuance of treasury shares	7,723	—	—	—	—	—
Shares surrendered for taxes	(1,265)	—	—	—	—	—
Balance As of September 30, 2026	41,314,999	$852.2	$(15.5)	$(122.0)	$0.1	$714.8

(Dollars in millions)	Common Shares Outstanding	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance As of December 31, 2024	42,267,308	$843.9	$(52.4)	$(108.7)	$7.7	$690.5
Net income (loss)	—	—	1.3	—	—	1.3
Other comprehensive income (loss)	—	—	—	—	(0.9)	(0.9)
Stock-based compensation expense	—	3.4	—	—	—	3.4
Purchase of treasury shares, including excise tax	(395,296)	—	—	(5.6)	—	(5.6)
Issuance of treasury shares	423,150	(7.7)	—	7.7	—	—
Shares surrendered for taxes	(175,992)	—	—	(2.6)	—	(2.6)
Balance As of March 31, 2025	42,119,170	$839.6	$(51.1)	$(109.2)	$6.8	$686.1
Net income (loss)	—	—	3.7	—	—	3.7
Other comprehensive income (loss)	—	—	—	—	(0.2)	(0.2)
Stock-based compensation expense	—	3.7	—	—	—	3.7
Purchase of treasury shares, including excise tax	(255,402)	—	—	(3.3)	—	(3.3)
Issuance of treasury shares	29,078	(0.6)	—	0.6	—	—
Balance As of June 30, 2025	41,892,846	$842.7	$(47.4)	$(111.9)	$6.6	$690.0
Net income (loss)	—	—	8.1	—	—	8.1
Other comprehensive income (loss)	—	—	—	—	(1.2)	(1.2)
Stock-based compensation expense	—	3.8	—	—	—	3.8
Purchase of treasury shares, including excise tax	(177,734)	—	—	(3.0)	—	(3.0)
Issuance of treasury shares	536	—	—	—	—	—
Shares surrendered for taxes	(308)	—	—	—	—	—
Balance As of September 30, 2025	41,715,340	$846.5	$(39.3)	$(114.9)	$5.4	$697.7

See accompanying Notes to the unaudited Consolidated Financial Statements.

Metallus Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss)	$38.1	$13.1
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	41.6	42.1
Amortization of deferred financing fees	0.4	0.3
Loss on extinguishment of debt	—	3.6
Loss (gain) on sale or disposal of assets, net	0.4	(1.3)
Deferred income taxes	—	0.8
Stock-based compensation expense	10.2	10.9
Pension and postretirement (benefit) expense, net	(17.2)	2.6
Changes in operating assets and liabilities:
Accounts receivable, net	(29.2)	(38.1)
Inventories, net	(51.6)	(17.3)
Accounts payable	19.4	31.2
Other accrued expenses	1.8	15.5
Deferred charges and prepaid expenses	6.2	10.0
Pension and postretirement contributions and payments	(25.2)	(60.1)
Other, net	(2.2)	4.6
Net Cash Provided (Used) by Operating Activities	(7.3)	17.9

Investing Activities
Capital expenditures	(53.0)	(73.7)
Proceeds from government funding	17.2	28.0
Proceeds from disposals of property, plant and equipment	—	1.7
Net Cash Provided (Used) by Investing Activities	(35.8)	(44.0)

Financing Activities
Purchase of treasury shares	(11.5)	(11.9)
Proceeds from exercise of stock options	0.4	—
Shares surrendered for employee taxes on stock compensation	(3.0)	(2.6)
Debt issuance costs	(1.5)	—
Repayments on convertible notes	—	(9.1)
Other financing activities	(0.2)	—
Net Cash Provided (Used) by Financing Activities	(15.8)	(23.6)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(58.9)	(49.7)
Cash, cash equivalents, and restricted cash at beginning of period	157.5	241.9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$98.6	$192.2

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$98.6	$191.5
Restricted cash reported in other current assets	—	0.7
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$98.6	$192.2

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

Note 2 – Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company did not adopt any new Accounting Standard Updates (“ASU”) in the third quarter of 2026.

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

Note 4 – Government Funding

On February 27, 2024, the Company entered into an agreement with the United States Army ("U.S. Army"). The agreement provides for $99.75 million in funding to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. The agreement supports the commissioning of two major assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. During the first half of 2026, the Company received the final $17.2 million in funding related this agreement. For the three and nine months ended September 30, 2025, the Company received $10.0 million and $28.0 million, respectively. The Company recorded the funding as investing within the Consolidated Cash Flows.

During the third quarter of 2026, the related assets were fully commissioned and depreciation commenced. Accordingly, the Company reclassified the associated government funding liability as a reduction to property, plant, and equipment, net. Additional capital expenditures are still expected as the Company completes remaining ancillary components of the projects. For the three and nine months ended September 30, 2026 and 2025, capital spending related to assets associated with this agreement was $4.9 million and $32.7 million in 2026 and $22.0 million and $51.2 million in 2025, respectively.

For further details, refer to Metallus' “Note 2 - Significant Accounting Policies” in its annual report on Form 10K for the year ended December 31, 2025.

Note 5 – Revenue Recognition

The following table provides the major sources of revenue by end-market sector for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Industrial	$115.1	$106.7	$343.5	$312.8
Automotive	123.6	125.9	364.4	361.9
Aerospace & Defense	66.4	47.2	178.4	121.8
Energy	25.4	21.6	82.4	81.1
Other (1)	6.7	4.5	17.8	13.4
Total Net Sales	$337.2	$305.9	$986.5	$891.0

(1) “Other” sales by end-market sector relates to the Company’s scrap sales.

The following table provides the major sources of revenue by product type for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Bar	$212.9	$185.8	$634.9	$538.1
Tube	33.7	30.3	102.3	95.1
Manufactured components	83.9	85.3	231.5	244.4
Other (2)	6.7	4.5	17.8	13.4
Total Net Sales	$337.2	$305.9	$986.5	$891.0

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

Metallus recorded reserves for such restructuring charges as other current liabilities on the Consolidated Balance Sheets. The reserve balance at September 30, 2026 is expected to be used in the next twelve months.

Balance at December 31, 2025	$2.6
Expenses	—
Payments	(2.1)
Balance at September 30, 2026	$0.5

Note 7 – Other (Income) Expense, net

The following table provides the components of other (income) expense, net for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pension and postretirement non-service benefit (income) loss	$(2.0)	$(1.5)	$(5.6)	$(4.4)
(Gain) loss from remeasurement of benefit plans	(15.7)	—	(18.2)	—
Sales and use tax refund	—	(0.3)	—	(1.1)
(Gain) on negotiated vendor obligation	(2.0)	—	(2.0)	—
Miscellaneous (income) expense	—	(0.1)	(0.2)	(0.3)
Total other (income) expense, net	$(19.7)	$(1.9)	$(26.0)	$(5.8)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost. For more details on the aforementioned remeasurements, refer to “Note 12 - Retirement and Postretirement Plans.”

During the third quarter of 2026, the Company recognized a $2.0 million gain in other income related to a negotiated agreement with a vendor that modified and resolved an outstanding obligation.

Note 8 – Income Tax Provision

Metallus’ provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior-year tax liabilities, are recorded during the periods in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision (benefit) for incomes taxes	$8.5	$2.8	$14.1	$9.3
Effective tax rate	26.3%	25.7%	27.0%	41.5%

Income tax expense for the three months ended September 30, 2026 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the three months ended September 30, 2026 and 2025 was 26.3% and 25.7%, respectively, remaining relatively consistent year over year.

The effective tax rate for the nine months ended September 30, 2026 and 2025 was 27.0% and 41.5%. The decrease is primarily related to higher pre-tax income and the limitations on the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes in the prior year.

For the nine months ended September 30, 2026, Metallus made no U.S. federal tax payments, $0.5 million in state and local tax payments, and $0.1 million in foreign tax payments. For the nine months ended September 30, 2025, Metallus made no U.S. federal tax payments, $0.2 million in state and local tax payments, and $0.1 million in foreign tax payments.

For the nine months ended September 30, 2026, Metallus received $2.2 million in U.S. federal tax refunds, $3.2 million in state and local tax refunds, and no foreign tax refunds. For the nine months ended September 30, 2025, Metallus received $6.5 million in U.S. federal tax refunds, no state and local tax refunds, and no foreign tax refunds.

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

Equity-based Awards

Common share equivalents for shares issuable for equity-based awards amounted to 2.9 million shares for both the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2026, 0.1 million shares and 0.6 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share, primarily related to options with exercise prices above the average market price of our common shares (i.e., “underwater” options), because the effect of their inclusion would have been anti-dilutive. The difference between the remaining 2.8 million shares and 2.3 million shares assumed issued and the 1.1 million shares and 0.8 million shares assumed purchased with potential proceeds for the three and nine months ended September 30, 2026, respectively, were included in the denominator of the diluted earnings (loss) per share calculation.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss), basic	$23.8	$8.1	$38.1	$13.1
Add convertible notes interest	—	—	—	—
Net income (loss), diluted	$23.8	$8.1	$38.1	$13.1

Denominator:
Weighted average shares outstanding, basic	41.4	41.8	41.6	42.0
Dilutive effect of stock-based awards	1.7	1.2	1.5	0.9
Dilutive effect of convertible notes	—	—	—	0.4
Weighted average shares outstanding, diluted	43.1	43.0	43.1	43.3

Basic earnings (loss) per share	$0.57	$0.19	$0.92	$0.31
Diluted earnings (loss) per share	$0.55	$0.19	$0.88	$0.30

Note 10 – Inventories

The components of inventories, net of reserves as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Manufacturing supplies	$70.6	$61.3
Raw materials	28.5	21.5
Work in process	168.7	128.5
Finished products	28.0	33.2
Gross inventory	295.8	244.5
Allowance for inventory reserves	(1.1)	(1.3)
Total inventories, net	$294.7	$243.2

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

As of September 30, 2026, the amount available under the Amended Credit Agreement was $290.1 million, reflective of the Company’s asset borrowing base with no outstanding borrowings. Additionally, the Company is in compliance with all covenants outlined in the Amended Credit Agreement.

Interest (Income) Expense, net

The following table provides the components of interest expense, net for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$0.3	$0.3	$1.3	$1.2
Interest income	(0.6)	(1.7)	(2.1)	(5.4)
Interest (income) expense, net	$(0.3)	$(1.4)	$(0.8)	$(4.2)

For the nine months ended September 30, 2026, interest expense included a partial write-off of debt issuance costs of $0.1 million related to the refinancing of the Amended Credit Agreement.

Interest income primarily relates to interest earned on cash invested in a money market fund and deposits with financial institutions. As of September 30, 2026, the carrying value of the Company's money market investment was $24.7 million, which approximates the fair value. The Company had $51.6 million in cash invested in a money market fund as of September 30, 2025. The money market fund is a cash equivalent and is included in cash and cash equivalents on the Consolidated Balance Sheets. The fund consists of highly liquid investments with an average maturity of three months or less and falls within Level 1 of the fair value hierarchy as defined by applicable accounting guidance. Additionally, as of September 30, 2026 and 2025, the Company has $67.6 and $96.3 million, respectively, of cash held in other accounts which generate interest income at a rate similar to the money market fund.

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

For the three months ended September 30, 2026, the Company repurchased approximately 0.2 million common shares in the open market at an aggregate cost of $3.6 million, which equates to an average repurchase price of $19.38 per share. For the nine months ended September 30, 2026, the Company repurchased approximately 0.7 million common shares in the open market at an aggregate cost of $11.5 million, which equates to an average repurchase price of $17.56 per share. As of September 30, 2026, the Company had a balance of $78.2 million remaining on its authorized share repurchase program.

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

In October 2026, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $1.2 million, which equates to an average repurchase price of $20.27 per share. As of October 31, 2026, the Company had a balance of $77.0 million remaining under its authorized share repurchase program.

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

Additionally, during the third quarter of 2026, the cumulative cost of all lump sum payments was expected to exceed the annual sum of the service cost and interest cost components of net periodic pension cost for the Bargaining Plan. As a result, the Company completed a full remeasurement of its pension obligations and plan assets associated with the Bargaining Plan as of September 30, 2026.

A net gain of $15.7 million from the remeasurement of the Bargaining Plan was recognized for the three months ended September 30, 2026. This gain was attributable to a $42.1 million decrease in the liability due to an increase in the discount rate, partially offset by $26.4 million of investment losses on plan assets and lump sum basis losses. A total gain of $18.2 million has been recognized related to the remeasurement of the Bargaining Plan for the nine months ended September 30, 2026.

The Company also contributed a total of $25.2 million to its pension plans during the nine months ended September 30, 2026. The Company does not anticipate additional pension contributions for the remainder of 2026. Required future pension contribution timing and amounts are subject to significant change based on future investment performance, Company estimates and actuarial assumptions, as well as current funding laws.

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

Pension Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) for the three months ended September 30, 2026 were as follows:

	Pension
	United States of America		Foreign
	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Service cost	$2.1	$—	$—	$2.1	$0.1
Interest cost	6.0	0.2	0.7	6.9	1.0
Expected return on plan assets	(7.5)	—	(0.6)	(8.1)	(0.7)
Amortization of prior service cost	0.4	—	—	0.4	(1.5)
Net remeasurement (gains) losses	(15.7)	—	—	(15.7)	—
Net Periodic Benefit Cost (Income)	$(14.7)	$0.2	$0.1	$(14.4)	$(1.1)

The components of net periodic benefit cost (income) for the three months ended September 30, 2025 were as follows:

	Pension
	United States of America		Foreign
	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Service cost	$2.2	$—	$—	$2.2	$0.1
Interest cost	6.5	0.2	0.7	7.4	1.1
Expected return on plan assets	(7.5)	—	(0.6)	(8.1)	(0.7)
Amortization of prior service cost	0.3	—	—	0.3	(1.5)
Net Periodic Benefit Cost (Income)	$1.5	$0.2	$0.1	$1.8	$(1.0)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2026 were as follows:

	Pension
	United States of America		Foreign
	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Service cost	$6.3	$—	$—	$6.3	$0.3
Interest cost	18.3	0.7	2.1	21.1	3.0
Expected return on plan assets	(22.6)	—	(1.7)	(24.3)	(2.0)
Amortization of prior service cost	1.1	—	—	1.1	(4.5)
Net remeasurement losses (gains)	(18.2)	—	—	(18.2)	—
Net Periodic Benefit Cost (Income)	$(15.1)	$0.7	$0.4	$(14.0)	$(3.2)

The components of net periodic benefit cost (income) for the nine months ended September 30, 2025 were as follows:

	Pension
	United States of America		Foreign
	Bargaining Plan	Supplemental Plan	Pension Plans	Total Pension	Postretirement Plans
Service cost	$6.6	$—	$—	$6.6	$0.3
Interest cost	19.5	0.6	2.1	22.2	3.3
Expected return on plan assets	(22.5)	—	(1.8)	(24.3)	(2.1)
Amortization of prior service cost	0.9	—	—	0.9	(4.5)
Net Periodic Benefit Cost (Income)	$4.5	$0.6	$0.3	$5.4	$(3.0)

Note 13 – Stock-Based Compensation

During the nine months ended September 30, 2026 the Board of Directors granted 481,020 time-based restricted stock units and 308,000 performance-based restricted stock units, which primarily relates to the annual grant to our employees and Board of Directors. During the nine months ended September 30, 2025, the Board of Directors granted 623,750 time-based restricted stock units and 329,580 performance-based restricted stock units, which primarily relates to the annual grant to our employees and Board of Directors.

Time-based restricted stock units are issued with the fair value equal to the closing market price of Metallus common shares on the date of grant. These restricted stock units do not have any performance conditions for vesting. Expense is recognized over the service period, adjusted for any forfeitures that occur during the vesting period. The weighted average fair value of the restricted stock units granted during the nine months ended September 30, 2026 was $18.03 per share.

Performance-based restricted stock units issued in 2026 vest based on achievement of a total shareholder return (“TSR”) metric. The TSR metric is considered a market condition, which requires Metallus to reflect it in the fair value on grant date using an advanced option-pricing model. The fair value of each performance share was therefore determined using a Monte Carlo valuation model, a generally accepted lattice pricing model under ASC 718 – Stock-based Compensation. The Monte Carlo valuation model, among other factors, uses commonly-accepted economic theory underlying all valuation models, estimates fair value using simulations of future share prices based on stock price behavior and considers the correlation of peer company returns in determining fair value. The fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2026 was $17.21 per share.

Metallus recognized stock-based compensation expense of $3.6 million and $10.2 million for the three and nine months ended September 30, 2026, compared to $3.8 million and $10.9 million for the three and nine months ended September 30, 2025. Future stock-based compensation expense related to the unvested portion of all awards is approximately $19.4 million. The future expense is expected to be recognized over the remaining vesting periods through 2029.

Note 14 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2026 and 2025 by component were as follows:

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2025	$(6.1)	$11.5	$5.4
Other comprehensive income (loss) before reclassifications, before income tax	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(5.3)	(5.3)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	0.1	0.1
Net current period other comprehensive income (loss), net of income taxes	(0.1)	(5.2)	(5.3)
Balance as of September 30, 2026	$(6.2)	$6.3	$0.1

	Foreign Currency Translation Adjustments	Pension and Postretirement Liability Adjustments	Total
Balance as of December 31, 2024	$(7.7)	$15.4	$7.7
Other comprehensive income (loss) before reclassifications, before income tax	1.5	—	1.5
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	(3.5)	(3.5)
Amounts deferred to accumulated other comprehensive income (loss), before income tax	—	—	—
Tax effect	—	(0.3)	(0.3)
Net current period other comprehensive income (loss), net of income taxes	1.5	(3.8)	(2.3)
Balance as of September 30, 2025	$(6.2)	$11.6	$5.4

The amount reclassified from accumulated other comprehensive income (loss) in the nine months ended September 30, 2026 and 2025 for the pension and postretirement liability adjustment was included in other (income) expense, net in the unaudited Consolidated Statements of Operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026.

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

Business Highlights

The following items represent key trends and events during the three and nine months ended September 30, 2026:

•
Defense customer contract: In September 2026, the Company was awarded a five-year contract with the U.S. Defense Logistics Agency (DLA) to provide specialty steel for defense applications, with a maximum potential value of $995.0 million. In connection with the award, the Company received an initial delivery order valued at approximately $125.0 million. The Company has up to 24 months to fulfill each delivery order.
•
Capital investments: The Company continues to invest organically with capital investments of $13.1 million and $53.0 million, including $4.9 million and $32.7 million for projects substantially funded by the U.S. government for the three and nine months ended September 30, 2026, respectively. Investments included targeted spending for improved safety, equipment automation, and continuous improvement to drive best-in-class quality and asset reliability, as well as new assets to increase throughput and efficiency which are being substantially funded by the U.S. government.

•
Government funding: The Company received the final $16.2 million in the first half of 2026 from the U.S. Army as part of the previously announced $99.75 million funding agreement to support the U.S. Army's mission of increasing munitions production for national security in the upcoming years. Additionally, the Company received $1.0 million from JobsOhio during the first half of 2026. The agreement supports two major strategic assets: a continuous bloom reheat furnace and a roller hearth heat treat furnace. During the third quarter of 2026, the related assets were fully commissioned and depreciation commenced. Through September 30, 2026, and inclusive of amounts received in prior periods, the Company has received $102.8 million of government funding, consisting of $99.75 million from the U.S. Army and $3.0 million from JobsOhio as part of the previously announced grant, with total spend of $122.5 million.
•
Liquidity: Our balance sheet has remained strong, with total liquidity of $388.7 million, including cash and cash equivalents of $98.6 million as of September 30, 2026. During the second quarter, the Company refinanced its asset-based revolving credit facility ("Credit Facility") and extended the maturity date to June 2031. Following the amendment, Credit Facility available capacity was $300.0 million with improvement in a variety of financial terms and covenants, including reduced annual fees.
•
Share repurchase program: The Company repurchased 0.2 million and 0.7 million common shares in the open market at an aggregate cost of $3.6 million and $11.5 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the Company has $78.2 million remaining under its authorized share repurchase program.

(1) Please see discussion of non-GAAP financial measures in Form 10-Q – Net Sales, Excluding Surcharges.

Results of Operations

Net Sales

The charts below present net sales and shipments for the three months ended September 30, 2026 and 2025.

Net Sales
$ in Millions
$400
$300
$200
$100
$0
$337.2
$305.9
2026
2025

Shipments (tons)
Tons in thousands
200
160
120
80
40
0
165.8
163.1
2026
2025

Net sales for the three months ended September 30, 2026 were $337.2 million, an increase of $31.3 million, or 10.2% compared with the three months ended September 30, 2025. The increase in net sales was driven by favorable surcharges, improved price/mix, and higher shipment volume. The increase in surcharges of $13.5 million was primarily a result of higher alloy and scrap market prices, as well as energy surcharges. Favorable price/mix of $11.2 million was primarily due to higher aerospace & defense shipments and increased base prices across all end markets, except automotive. Higher shipment volume of 2.7 thousand ship tons resulted in a net sales increase of $6.6 million. Excluding surcharges, net sales increased $17.8 million or 7.4%.

The charts below present net sales and shipments for the nine months ended September 30, 2026 and 2025.

Net Sales
$986.5
$891.0
$1,000
$800
$600
$400
$200
$0
$ in Millions
2026
2025

Shipments (tons)
Tons in thousands
600
500
400
300
200
100
0
503.8
483.7
2026
2025

Net sales for the nine months ended September 30, 2026 were $986.5 million, an increase of $95.5 million, or 10.7% compared with the nine months ended September 30, 2025. The increase in net sales was driven by favorable surcharges, higher shipment volume, and improved price/mix. Higher surcharge per ton resulted in a net sales increase of $37.9 million. Higher shipment volume of 20.1 thousand ship tons, resulted in a net sales increase of $35.4 million. Favorable price/mix of $22.2 million was driven by higher aerospace & defense shipments and increased base prices, primarily within the industrial end market. Excluding surcharges, net sales increased $57.6 million or 8.2%.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended September 30, 2025 as compared to the three months ended September 30, 2026.

Gross profit for the three months ended September 30, 2026 increased $1.3 million, or 3.7% compared with the three months ended September 30, 2025. The increase was driven by favorable price/mix, partially offset by higher manufacturing costs and unfavorable raw material spread. Favorable price/mix was due to higher aerospace & defense shipments and improved base prices, particularly in the industrial end market. Manufacturing performance was unfavorably impacted by higher maintenance costs associated with improving downstream asset reliability and higher energy rates, as well as planned shutdown costs and an increase in power curtailments, partially offset by improved fixed-cost absorption from higher production volumes. Raw material spread was unfavorable due to lower scrap spread, partially offset by higher alloy spread.

The chart below presents the drivers of the gross profit variance from the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2026.

Gross profit for the nine months ended September 30, 2026 increased $6.4 million, or 7.2% compared with the nine months ended September 30, 2025. The increase was driven by favorable price/mix and higher shipment volume, partially offset by higher manufacturing costs and unfavorable raw material spread. Favorable price/mix was due to higher aerospace & defense shipments and improved base prices, particularly in the industrial end market. Higher aerospace & defense and automotive shipments were partially offset by slightly lower shipments to energy and industrial end markets. Manufacturing performance was unfavorably impacted by higher maintenance costs associated with improving downstream asset reliability and higher energy rates, as well as planned shutdown costs and an increase in power curtailments, partially offset by improved fixed-cost absorption from higher production volumes. Raw material spread was unfavorable due to lower scrap spread, mostly offset by higher alloy spread and the impact of higher volume.

Selling, General and Administrative Expenses

The charts below present selling, general and administrative (“SG&A”) expense for the three and nine months ended September 30, 2026 and 2025.

SG&A expense for the three months ended September 30, 2026 decreased by $0.7 million, or 2.9% compared with the three months ended September 30, 2025. SG&A expense for the nine months ended September 30, 2026 decreased by $2.0 million, or 2.8% compared with the nine months ended September 30, 2025. The decrease was primarily due to lower professional services, partially offset by slightly higher salary and benefits and variable pay compensation.

Interest (Income) Expense, net

Net interest income for the three and nine months ended September 30, 2026 was $0.3 million and $0.8 million, respectively, compared with net interest income of $1.4 million and $4.2 million for the three and nine months ended September 30, 2025, respectively. The decline in net interest income was primarily due to a combination of lower interest rates and lower average cash balances in 2026 compared to 2025. Additionally, for the nine months ended September 30, 2026, net interest income included a partial write-off of debt issuance costs of $0.1 million related to the refinancing of the Amended Credit Agreement. Refer to “Note 11 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Other (Income) Expense, net

	Three Months Ended September 30,
	2026	2025	$ Change
Pension and postretirement non-service benefit (income) loss	$(2.0)	$(1.5)	$(0.5)
(Gain) loss from remeasurement benefit plans	(15.7)	—	(15.7)
Sales and use tax refund	—	(0.3)	0.3
(Gain) on negotiated vendor obligation	(2.0)	—	(2.0)
Miscellaneous (income) expense	—	(0.1)	0.1
Total other (income) expense, net	$(19.7)	$(1.9)	$(17.8)

	Nine Months Ended September 30,
	2026	2025	$ Change
Pension and postretirement non-service benefit (income) loss	$(5.6)	$(4.4)	$(1.2)
(Gain) loss from remeasurement of benefit plans	(18.2)	—	(18.2)
Sales and use tax refund	—	(1.1)	1.1
(Gain) on negotiated vendor obligation	(2.0)	—	(2.0)
Miscellaneous (income) expense	(0.2)	(0.3)	0.1
Total other (income) expense, net	$(26.0)	$(5.8)	$(20.2)

Non-service related pension and other postretirement benefit income, for all years, consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost. For more details on the aforementioned remeasurement, refer to “Note 12 - Retirement and Postretirement Plans."

During the third quarter of 2026, the Company recognized a $2.0 million gain in other income related to a negotiated agreement with a vendor that modified and resolved an outstanding obligation.

Provision for Income Taxes

	Three Months Ended September 30,
	2026	2025	$ Change
Provision (benefit) for income taxes	$8.5	$2.8	$5.7
Effective tax rate	26.3%	25.7%	0.6%

	Nine Months Ended September 30,
	2026	2025	$ Change
Provision (benefit) for income taxes	$14.1	$9.3	$4.8
Effective tax rate	27.0%	41.5%	(14.5)%

The provision for income taxes for the three and nine months ended September 30, 2026 was $8.5 million and $14.1 million compared to a provision for income taxes of $2.8 million and $9.3 million for similar periods in 2025. The effective tax rate for the three months ended September 30, 2026 remained relatively consistent year over year. The decrease in the effective tax rate for the nine months ended September 30, 2026 is primarily related to higher pre-tax income and the limitations of the tax deductibility of the loss on extinguishment of debt on the Convertible Senior Notes in the prior year.

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

(dollars in millions, ship tons in thousands)
	Three Months Ended September 30, 2026
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	63.2	69.8	21.9	10.9	—	165.8

Net Sales	$115.1	$123.6	$66.4	$25.4	$6.7	$337.2
Less: Surcharges	33.9	27.4	9.0	7.2	—	77.5
Base Sales	$81.2	$96.2	$57.4	$18.2	$6.7	$259.7

Net Sales / Ton	$1,821	$1,771	$3,032	$2,330	$—	$2,034
Surcharges / Ton	$536	$393	$411	$661	$—	$467
Base Sales / Ton	$1,285	$1,378	$2,621	$1,669	$—	$1,567

	Three Months Ended September 30, 2025
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	65.1	71.6	16.3	10.1	—	163.1

Net Sales	$106.7	$125.9	$47.2	$21.6	$4.5	$305.9
Less: Surcharges	28.2	25.1	5.7	5.0	—	64.0
Base Sales	$78.5	$100.8	$41.5	$16.6	$4.5	$241.9

Net Sales / Ton	$1,639	$1,758	$2,896	$2,139	$—	$1,876
Surcharges / Ton	$433	$351	$350	$495	$—	$392
Base Sales / Ton	$1,206	$1,407	$2,546	$1,644	$—	$1,484

(dollars in millions, ship tons in thousands)
	Nine Months Ended September 30, 2026
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	195.5	211.3	59.6	37.4	—	503.8

Net Sales	$343.5	$364.4	$178.4	$82.4	$17.8	$986.5
Less: Surcharges	99.1	79.6	25.6	22.8	—	227.1
Base Sales	$244.4	$284.8	$152.8	$59.6	$17.8	$759.4

Net Sales / Ton	$1,757	$1,725	$2,993	$2,203	$—	$1,958
Surcharges / Ton	$507	$377	$430	$610	$—	$451
Base Sales / Ton	$1,250	$1,348	$2,563	$1,593	$—	$1,507

	Nine Months Ended September 30, 2025
	Industrial	Automotive	Aerospace & Defense	Energy	Other	Total
Ship Tons	197.9	205.3	40.3	40.2	—	483.7

Net Sales	$312.8	$361.9	$121.8	$81.1	$13.4	$891.0
Less: Surcharges	83.4	71.5	14.8	19.5	—	189.2
Base Sales	$229.4	$290.4	$107.0	$61.6	$13.4	$701.8

Net Sales / Ton	$1,581	$1,763	$3,022	$2,017	$—	$1,842
Surcharges / Ton	$421	$348	$367	$485	$—	$391
Base Sales / Ton	$1,160	$1,415	$2,655	$1,532	$—	$1,451

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

The Amended Credit Agreement extended the maturity date of the Credit Facility from September 2027 to June 2031. Following the amendment, the Credit Facility committed capacity was reduced to $300.0 million from $400.0 million. The Credit Facility remains undrawn as of September 30, 2026.

Refer to “Note 11 - Financing Arrangements” in the Notes to the unaudited Consolidated Financial Statements for additional information.

Additional Liquidity Considerations

The following represents a summary of key liquidity measures under the Amended Credit Agreement as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$98.6	$156.7

Credit Agreement:
Maximum availability	$300.0	$400.0
Suppressed availability(1)	(4.7)	(162.2)
Availability	295.3	237.8
Amount borrowed	—	—
Letter of credit obligations	(5.2)	(5.3)
Availability not borrowed	$290.1	$232.5

Total liquidity	$388.7	$389.2

(1) As of September 30, 2026, Metallus had less than $300.0 million in collateral assets to borrow against. As of December 31, 2025, Metallus had less than $400.0 million in collateral assets to borrow against.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and available borrowing capacity under our Credit Agreement. As of September 30, 2026, taking into account our view of industrial, automotive, aerospace & defense and energy market demand for our products, and our 2026 operating and long-range plan, we believe that our cash balance as of September 30, 2026, projected cash generated from operations, and borrowings available under the Credit Agreement, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations, including servicing our debt and pension and postretirement benefit obligations, for at least the next twelve months. We expect capital expenditures to be approximately $70 million in 2026, inclusive of approximately $35 million of capital expenditures substantially funded by the U.S. government.

For the nine months ended September 30, 2026, the Company contributed a total of $25.2 million in pension contributions, most of which related to the Bargaining Plan, and does not anticipate making any additional contributions during the remainder of 2026.

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

For the three months ended September 30, 2026, the Company repurchased approximately 0.2 million common shares in the open market at an aggregate cost of $3.6 million, which equates to an average repurchase price of $19.38 per share. For the nine months ended September 30, 2026, the Company repurchased approximately 0.7 million common shares in the open market at an aggregate cost of $11.5 million, which equates to an average repurchase price of $17.56 per share. As of September 30, 2026, the Company had a balance of $78.2 million remaining under its share repurchase program. The share repurchase program is intended to return capital to shareholders while also offsetting dilution from annual equity compensation awards. The share repurchase program does not require the Company to acquire any dollar amount or number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. These authorizations reflect the continued confidence of the Board and senior leadership in the Company’s ability to generate sustainable through-cycle profitability while maintaining a strong balance sheet and cash flow.

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2026 and 2025. For additional details, please refer to the unaudited Consolidated Statements of Cash Flows included in this quarterly report.

	Nine Months Ended September 30,
	2026	2025
Net cash provided (used) by operating activities	$(7.3)	$17.9
Net cash provided (used) by investing activities	(35.8)	(44.0)
Net cash provided (used) by financing activities	(15.8)	(23.6)
Increase (Decrease) in Cash and Cash Equivalents	$(58.9)	$(49.7)

Operating activities

Net cash used by operating activities for the nine months ended September 30, 2026 was $7.3 million compared to net cash provided of $17.9 million for the nine months ended September 30, 2025. The change was primarily driven by increased working capital use of cash in 2026 to support the growing order book, partially offset by higher profitability and lower required pension contributions.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2026 was $35.8 million compared to net cash used of $44.0 million for the nine months ended September 30, 2025. The change was due to lower capital expenditures and reduced proceeds from government funding in 2026 compared to the prior year.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2026 was $15.8 million compared to net cash used of $23.6 million for the nine months ended September 30, 2025. The change was primarily due to the repurchase of Convertible Notes during the second quarter of 2025 and lower repurchases of common shares in 2026, partially offset by debt issuance costs in 2026 with no similar costs in 2025.

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
•
with respect to the equipment investments to support the U.S. Army’s mission of ramping up munitions production in the coming years, whether the anticipated increase in throughput is achieved;
•
whether the DLA submits additional delivery orders under the Indefinite Delivery/Indefinite Quantity (IDIQ) contract and the value of specialty steel products ultimately delivered under the IDIQ contract; and
•
those items identified under the caption Risk Factors in our Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of common shares for the three months ended September 30, 2026.

(Dollars in millions, except per share data)	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value of shares that may yet be purchased under the plans or programs (3)
Beginning shares available				$81.8
July, 2026	52,706	$18.33	52,706	$80.8
August, 2026	55,739	$20.72	55,739	$79.7
September, 2026	78,546	$19.14	78,546	$78.2
Quarter-to-date	186,991	$19.38	186,991	$78.2

Subsequent to September 2026, the Company repurchased approximately 0.1 million common shares at an aggregate cost of $1.2 million, which equates to an average repurchase price of $20.27 per share. As of October 31, 2026, the Company had a balance of $77.0 million remaining under its authorized share repurchase program.

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

METALLUS INC.

Date:	November 3, 2026	/s/John M. Zaranec
John M. Zaranec Executive Vice President and Chief Financial Officer (Principal Financial Officer)